Form 10-Q
period 1996-06-30
BANK PLUS CORP
filed 1996-08-14
CIK 1012616

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q
(Mark One)

    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to _______________

                         COMMISSION FILE NUMBER _____

                              -------------------

                             BANK PLUS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                              95-4571410
  (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
  INCORPORATION OR ORGANIZATION)

       4565 COLORADO BOULEVARD                         90039
       LOS ANGELES, CALIFORNIA                      (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (818) 241-6215

                              -------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---       ---

  As of July 31, 1996, Registrant had outstanding 18,242,465 shares of Common Stock, par value $.01 per share.

================================================================================

                             BANK PLUS CORPORATION



                                     INDEX

                                                         PAGE
                                                         ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Financial            1
           Condition (Unaudited) as of June 30, 1996
           and December 31, 1995.....................

           Consolidated Statements of Operations
           (Unaudited) for the quarters and six
           months ended June 30, 1996 and 1995.......      2

           Consolidated Statements of Cash Flows
           (Unaudited) for the quarters and six
           months ended June 30, 1996 and 1995.......      3

           Notes to Consolidated Financial Statements      5

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations................................      8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.........................     27

Item 2.    Changes in Securities.....................     28

Item 3.    Defaults Upon Senior Securities...........     28

Item 4.    Submission of Matters to a Vote of
           Security Holders..........................     28

Item 5.    Other Information.........................     28

Item 6.    Exhibits and Reports on Form 8-K..........     29

           a. Exhibits...............................     29

           b. Reports on Form 8-K....................     31


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 JUNE 30,     DECEMBER 31,
                                                                                   1996           1995
                                                                               ------------   ------------
                                                                               (Unaudited)
ASSETS:
 Cash and cash equivalents...................................................   $   65,752      $   94,794
 Investment securities available for sale, at fair value.....................      220,607          94,305
 Mortgage-backed securities available for sale, at fair value................       47,522          31,733
 Loans receivable, net of allowances of $73,722 and $89,435 at
  June 30, 1996 and December 31, 1995, respectively..........................    2,809,860       2,935,116
 Interest receivable.........................................................       21,368          20,162
 Investment in FHLB stock....................................................       50,752          49,425
 Real estate owned, net......................................................       20,519          19,521
 Premises and equipment, net.................................................       33,399          34,333
 Other assets................................................................       26,854          20,055
                                                                                ----------      ----------
                                                                                $3,296,633      $3,299,444
                                                                                ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
  Deposits...................................................................   $2,552,946      $2,600,869
  FHLB advances..............................................................      232,700         292,700
  Commercial paper...........................................................       99,000          50,000
  Mortgage-backed notes......................................................      100,000         100,000
  Other borrowings...........................................................       53,357              --
  Other liabilities..........................................................       31,882          26,832
                                                                                ----------      ----------
                                                                                 3,069,885       3,070,401
                                                                                ----------      ----------

 Preferred stock issued by consolidated subsidiary...........................       51,750          51,750

 Stockholders' equity:
  Common stock, par value $.01 per share;  78,500,000 shares authorized;
   18,242,465 shares outstanding.............................................          182             182
  Paid-in capital............................................................      262,151         262,151
  Unrealized (losses) gains on securities....................................       (2,119)            788
  Accumulated deficit........................................................      (85,216)        (85,828)
                                                                                ----------      ----------
                                                                                   174,998         177,293
                                                                                ----------      ----------
                                                                                $3,296,633      $3,299,444
                                                                                ==========      ==========

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                QUARTER ENDED                SIX MONTHS ENDED
                                                                                   JUNE 30,                      JUNE 30,
                                                                          -------------------------    ---------------------------
                                                                              1996          1995           1996           1995
                                                                          ------------   ----------    ------------   ------------
                                                                                                (Unaudited)
INTEREST INCOME:
 Loans................................................................    $    54,096    $   57,504    $   110,276     $  112,959
 Mortgage-backed securities...........................................            756         1,489          1,260          2,464
 Investment securities and other......................................          4,704         3,528          8,074          7,668
                                                                          -----------    ----------    -----------     ----------
  Total interest income...............................................         59,556        62,521        119,610        123,091
                                                                          -----------    ----------    -----------     ----------
INTEREST EXPENSE:
 Deposits.............................................................         29,787        32,850         60,822         61,283
 FHLB advances........................................................          3,175         4,020          6,842          9,131
 Other borrowings.....................................................          4,828         8,755          8,342         17,852
                                                                          -----------    ----------    -----------     ----------
  Total interest expense..............................................         37,790        45,625         76,006         88,266
                                                                          -----------    ----------    -----------     ----------
NET INTEREST INCOME...................................................         21,766        16,896         43,604         34,825
 Provision for estimated loan losses..................................          3,905        11,131          7,810         15,151
                                                                          -----------    ----------    -----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR
 ESTIMATED LOAN LOSSES................................................         17,861         5,765         35,794          19,674
                                                                          -----------    ----------    -----------      ----------
NONINTEREST INCOME (EXPENSE):
 Loan fee income......................................................            560           895          1,374          2,124
 Gains on loan sales, net.............................................              6           938              6            646
 Fee income from sale of uninsured investment products................          1,092         1,155          2,291          2,364
 Fee income on deposits and other income..............................            856           961          1,558          1,769
 Gains on securities and trading activities, net......................            235         3,159            152          4,098
 Gains on sale of servicing...........................................             --            --             --          4,319
 Other................................................................             18          (342)           106           (252)
                                                                          -----------    ----------    -----------     ----------
                                                                                2,767         6,766          5,487         15,068
                                                                          -----------    ----------    -----------     ----------
 Provision for estimated real estate losses...........................           (578)       (1,153)        (1,246)        (1,544)
 Direct costs of real estate operations, net..........................         (1,237)       (1,366)        (3,024)        (2,986)
                                                                          -----------    ----------    -----------     ----------
                                                                               (1,815)       (2,519)        (4,270)        (4,530)
                                                                          -----------    ----------    -----------     ----------
 Total noninterest income.............................................            952         4,247          1,217         10,538
                                                                          -----------    ----------    -----------     ----------
OPERATING EXPENSE:
 Personnel and benefits...............................................          6,833         8,628         13,806         18,025
 Occupancy............................................................          2,689         3,158          5,406          6,144
 FDIC insurance.......................................................          1,931         2,059          3,962          4,119
 Professional services................................................          2,780         2,302          5,283          4,597
 Office-related expenses..............................................            846         1,163          1,932          2,416
 Other................................................................          1,459         1,725          2,776          2,885
                                                                          -----------    ----------    -----------     ----------
  Total operating expense.............................................         16,538        19,035         33,165         38,186
                                                                          -----------    ----------    -----------     ----------
EARNINGS (LOSS) BEFORE INCOME TAXES...................................          2,275        (9,023)         3,846         (7,974)
 Income tax expense...................................................             53             4             93              4
                                                                          -----------    ----------    -----------     ----------
EARNINGS (LOSS) BEFORE DIVIDENDS ON PREFERRED STOCK
 OF SUBSIDIARY........................................................          2,222        (9,027)         3,753         (7,978)
 Dividends on preferred stock of subsidiary...........................          1,552            --          3,105             --
                                                                          -----------    ----------    -----------     ----------
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS.....................    $       670    $   (9.027)   $       648     $   (7,978)
                                                                          ===========    ==========    ===========     ==========
EARNINGS (LOSS) PER COMMON SHARE......................................    $      0.04    $    (1.39)   $      0.04     $    (1.23)
                                                                          ===========    ==========    ===========     ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............................     18,242,465     6,492,465     18,242,465      6,492,465
                                                                          ===========    ==========    ===========     ==========

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                                                QUARTER ENDED                SIX MONTHS ENDED
                                                                                   JUNE 30,                      JUNE 30,
                                                                          -------------------------    ---------------------------
                                                                              1996          1995           1996           1995
                                                                          ------------   ----------    ------------   ------------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Earnings (losses).....................................................    $  2,222       $  (9,027)    $   3,753      $  (7,978)
 Adjustments to reconcile earnings (loss) to net cash
  provided by (used in) operating activities:
   Provisions for estimated loan and real estate losses................       4,483          12,284         9,056         16,695
   Gains on sale of loans and securities...............................        (241)         (4,097)         (158)        (4,744)
   Amortization of deferred items, net.................................        (568)           (677)       (1,009)        (1,566)
   FHLB stock dividend.................................................        (727)           (443)       (1,375)        (1,176)
   Depreciation and amortization.......................................         992           1,456         1,970          3,024
 Proceeds from sales of loans held for sale............................          --           1,290            --          1,290
 Interest receivable (increase) decrease...............................        (285)            553        (1,206)           102
 Other assets (increase) decrease......................................      (2,576)          3,384        (6,766)        (4,496)
 Interest payable (decrease) increase..................................      (1,516)         (5,774)           82          3,295
 Other liabilities increase (decrease).................................       2,941          (2,559)        4,665         (2,455)
                                                                           --------       ---------     ---------      ---------
     Net cash provided by (used in) operating activities...............       4,725          (3,610)        9,012          1,991
                                                                           --------       ---------     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investment securities available for sale.................     (83,450)             --      (151,025)       (45,569)
 Maturities of investment securities available for sale................      22,950              --        22,950          5,000
 Proceeds from sales of investment securities available for sale.......          --          36,907            --        102,061
 Purchases of investment securities held to maturity...................          --              --            --        (25,001)
 Maturities of investment securities held to maturity..................          --              --            --         10,000
 Purchases of mortgage-backed securities available for sale............     (38,961)             --       (38,961)       (27,858)
 Principal repayments of mortgage-backed securities
  available for sale...................................................         852           1,663         2,759          3,998
 Proceeds from sales of mortgage-backed securities
  available for sale...................................................      20,158         127,706        20,158        162,365
 Purchases of mortgage-backed securities held to maturity..............          --              --            --        (16,234)
 Principal repayments of mortgage-backed securities
  held to maturity.....................................................          --           1,802            --          3,408
 Loans receivable decrease.............................................      53,642          36,509        98,196         58,332
 Net proceeds from sales of real estate................................      13,653           5,152        17,597          7,642
 Net (additions to) dispositions of premises and equipment.............        (266)          1,176        (1,021)         1,433
                                                                           --------       ---------     ---------      ---------
     Net cash (used in) provided by investing activities...............     (11,422)        210,915       (29,347)       239,577
                                                                           --------       ---------     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Demand deposits and passbook savings decrease.........................    (34,887)         (29,267)     (101,740)       (64,050)
 Certificate accounts increase.........................................      8,770           16,396        53,817        104,158
 Payments of dividends on preferred stock of subsidiary................     (1,552)              --        (3,105)            --
 Proceeds from FHLB advances...........................................         --               --            --         80,000
 Repayments of FHLB advances...........................................         --               --       (60,000)      (120,000)
 Short-term borrowings increase (decrease).............................     42,457         (190,500)      102,357       (241,400)
 Other financing activity..............................................        (36)              --           (36)            --
                                                                           --------       ---------     ---------      ---------
  Net cash provided by (used in) financing activities..................      14,752        (203,371)       (8,707)      (241,292)
                                                                           --------       ---------     ---------      ---------
     Net increase (decrease) in cash and cash equivalents..............       8,055           3,934       (29,042)           276
  Cash and cash equivalents at the beginning of the period.............      57,697          70,407        94,794         74,065
                                                                           --------       ---------     ---------      ---------
Cash and Cash Equivalents at End of Period.............................    $ 65,752       $  74,341     $  65,752      $  74,341
                                                                           ========       =========     =========      =========

                         (Continued on following page)

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)


                                                                                QUARTER ENDED                SIX MONTHS ENDED
                                                                                   JUNE 30,                      JUNE 30,
                                                                          -------------------------    ---------------------------
                                                                              1996          1995           1996           1995
                                                                          ------------   ----------    ------------   ------------
                                                                                                (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash (paid) received during the period for:
  Interest on deposits, advances and other borrowings...................    $(38,631)     $(51,754)      $(74,570)       $( 85,257)
  Income taxes..........................................................         (81)           (4)           302              (89)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Additions to real estate acquired through foreclosure..................      12,346        16,950         21,220           28,349
 Loans originated to finance sale of real estate acquired
  through foreclosure...................................................       1,129         4,187          1,379            5,470
 Loans originated to finance sale of office building....................          --         5,339             --            5,339
 Transfers from held to maturity to available for sale portfolio:
  Loans.................................................................          --        68,995             --           68,995
  Investment securities.................................................          --       141,678             --          141,678
  Mortgage-backed securities............................................          --        16,404             --           16,404
 Transfer from available for sale to held to maturity portfolio:
  Mortgage-backed securities............................................          --            --             --            3,603
 Mortgage loans exchanged for mortgage-backed securities................          --        66,444             --          112,840

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 1996


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     In May 1996, Fidelity Federal Bank, A Federal Savings Bank ("Fidelity" or the "Bank") completed a reorganization pursuant to which all of the outstanding common stock of Fidelity was converted on a one-for-one basis into all of the outstanding common stock of a recently formed Delaware corporation, Bank Plus Corporation ("Bank Plus"), and Bank Plus became the holding company for Fidelity (the "Reorganization"). Bank Plus' headquarters are in Los Angeles, California and its principal operating subsidiaries are Fidelity and Gateway Investment Services, Inc. ("Gateway"), which prior to the Reorganization was a subsidiary of the Bank. Bank Plus currently has no significant business or operations other than serving as the holding company for Fidelity and Gateway. Unless otherwise indicated, references to the "Company" include Bank Plus, Fidelity, Gateway, and all subsidiaries of Fidelity and Bank Plus. All references to "Fidelity" prior to the Reorganization include Gateway.

     The Company offers a broad range of consumer financial services, including demand and term deposits, and loans to consumers, through 33 full-service branches, all of which are located in Southern California, principally in Los Angeles and Orange counties. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the entire year of 1996.

     In the fourth quarter of 1995, Fidelity completed a plan of recapitalization (the "1995 Recapitalization"), pursuant to which Fidelity raised approximately $134.4 million in net new equity through the sale of 2,070,000 shares of 12% Noncumulative Exchangeable Perpetual Preferred Stock, Series A ("Series A Preferred Stock"), and 47,000,000 shares of Fidelity Class A Common Stock. As part of the 1995 Recapitalization, Fidelity adopted the accelerated asset resolution plan (the "Accelerated Asset Resolution Plan"), which is designed to aggressively dispose of, resolve, or otherwise manage a pool of primarily multifamily mortgage loans and real estate owned ("REO"). As a result, Fidelity recorded a $45.0 million loan portfolio charge in the allowance for estimated loan losses which represents the estimated additional losses expected to be incurred in connection with the Accelerated Asset Resolution Plan.

     On February 9, 1996, the Bank's stockholders approved a one-for-four Reverse Stock Split of the issued and outstanding shares of the Bank's Class A Common Stock. Upon effectiveness of the Reverse Stock Split, each stockholder became the owner of one share of Common Stock for each four shares of Common Stock held at the time of the Reverse Stock Split and became entitled to receive cash in lieu of any fractional shares. All per share data and weighted average common shares outstanding have been retroactively adjusted to reflect the Reverse Stock Split.

     The Series A Preferred Stock of the Bank is presented on the Company's Consolidated Statements of Financial Condition as "Preferred stock issued by consolidated subsidiary."

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. The financial information provided herein, including the information under the heading Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), is written with the presumption that the users of the interim financial statements have read, or have access to, the Bank's most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto, as of December 31, 1995, together with the MD&A as of such date.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED JUNE 30, 1996


Supplementary Earnings/Loss per Share Data

     Assuming that 18,242,465 shares of Common Stock were issued at the beginning of 1995, the net loss per common share would have been $0.49 and $0.44 for the quarter and six months ended June 30, 1995, respectively.


2.   INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

     The following table summarizes the Company's investment securities and mortgage-backed securities ("MBS") portfolios.


                                                                              UNREALIZED
                                                      AMORTIZED    ---------------------------------    AGGREGATE
                                                          COST      GAINS      LOSSES         NET       FAIR VALUE
                                                       ---------   -------   ----------    ---------    ----------
                                                                         (DOLLARS IN THOUSANDS)
JUNE 30, 1996
Available for sale:
 Investment securities:
  U.S. Treasury and agency securities (1)...........   $213,214    $1,287     $(1,144)     $   143       $213,357
  Other investments (2).............................      7,295        --         (45)         (45)         7,250
                                                       --------    ------     -------      -------       --------
                                                        220,509     1,287      (1,189)          98        220,607
                                                       --------    ------     -------      -------       --------
 MBS:
  FHLMC.............................................      2,491        26          --           26          2,517
  GNMA..............................................      3,496       197          --          197          3,693
  Participation certificates........................     26,109        --          --           --         26,109
  LIBOR asset trust.................................     15,528        --        (325)        (325)        15,203
                                                       --------    ------     -------      -------       --------
                                                         47,624       223        (325)        (102)        47,522
                                                       --------    ------     -------      -------       --------
   Total available for sale.........................   $268,133    $1,510     $(1,514)          (4)      $268,129
                                                       ========    ======     ========                   ========
 Net unrealized losses on investment
  securities included in amortized cost (1).........                                        (2,555)

 Net unrealized gains, hedging activities...........                                           440
                                                                                           -------
  Net unrealized losses included in
   stockholders' equity.............................                                       $(2,119)
                                                                                           =======
DECEMBER 31, 1995
Available for sale:
 Investment securities:
  U.S. Treasury and agency securities (1)...........   $ 84,200    $2,984     $    --      $ 2,984       $ 87,184
  Other investments (2).............................      7,099        52         (30)          22          7,121
                                                       --------    ------     -------      -------       --------
                                                         91,299     3,036         (30)       3,006         94,305
                                                       --------    ------     -------      -------       --------
 MBS:
  FHLMC.............................................      3,068        --         (30)         (30)         3,038
  FNMA..............................................         55        36          --           36             91
  Participation certificates........................     28,123       481          --          481         28,604
                                                       --------    ------     -------      -------       --------
                                                         31,246       517         (30)         487         31,733
                                                       --------    ------     -------      -------       --------
   Total available for sale.........................   $122.545    $3,553     $   (60)       3,493       $126.038
                                                       ========    ======     =======                    ========
 Net unrealized losses on investment
  securities included in amortized cost (1).........                                        (3,366)

 Net unrealized gains, hedging activities...........                                           661
                                                                                           -------
  Net unrealized gains included in
   stockholders' equity.............................                                       $   788
                                                                                           =======

- -------------------
(1) Amortized cost of certain securities that were previously transferred from available for sale to held to maturity and back to available for sale, includes unamortized market value adjustments recorded at the time of transfer to the held to maturity portfolio.
(2) Represents U.S. Treasury securities which have been pledged as credit support to a securitization of loans by the Bank.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                       THREE MONTHS ENDED JUNE 30, 1996


2. INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (CONTINUED)

     The Bank reclassified all held to maturity investment securities and MBS to its available for sale portfolio in the second quarter of 1995. Subsequent to their reclassification, certain available for sale securities were sold. Under the Company's current operating plan, all securities are classified as available for sale. The Company may begin classifying securities as held to maturity in the near future.

     The following table summarizes the weighted average yield of securities as of the dates indicated:


                                              JUNE 30,     DECEMBER 31,
                                                1996          1995
                                              --------     ------------
              Available for sale
                 Investment securities...       6.26%          4.70%
                 MBS.....................       7.12           6.85

     The following table presents the Company's securities at June 30, 1996 by contractual maturity. Actual maturities on MBS may differ from contractual maturities due to prepayments.


                                                     MATURITY
                            ------------------------------------------------------------
                            WITHIN    OVER 1 YEAR   OVER 5 YEARS   OVER 10
                            1 YEAR    TO 5 YEARS    TO 10 YEARS     YEARS        TOTAL
                            ------    -----------   ------------   -------     ---------
                                                (DOLLARS IN THOUSANDS)
Available for sale:
 Investment securities...    $2,240      $166,359      $9,977      $42,031      $220,607
 MBS.....................        --            --          --       47,522        47,522
                             ------      --------      ------      -------      --------
                             $2,240      $166,359      $9,977      $89,553      $268,129
                             ======      ========      ======      =======      ========

     The following gains and losses were realized from the sale of investment securities and MBS, the costs of which were computed on a specific identification method, during the periods indicated:


                                            SALES     GAINS    LOSSES
                                            -----     -----    ------
                                              (DOLLARS IN THOUSANDS)
     THREE MONTHS ENDED JUNE 30,
     ---------------------------
            1996........................   $ 19,923   $  235   $   --
            1995........................    160,983    3,154       --


                                            SALES     GAINS    LOSSES
                                            -----     -----    ------
                                              (DOLLARS IN THOUSANDS)

     SIX MONTHS ENDED JUNE 30,
     -------------------------
            1996........................   $ 19,923   $  235   $  --
            1995........................    260,796    3,903    (566)

     The Company was engaged in certain option activities related to securities. Realized losses from such activities totaled $0.1 million for the six months ended June 30, 1996 compared to realized gains of $0.8 million for the comparable period in 1995. There were no open positions or option activities in this program at or for the quarter ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company offers a broad range of consumer financial services, including demand and term deposits, and loans to consumers, through 33 full-service branches, all of which are located in Southern California, principally in Los Angeles and Orange counties. The Company also provides residential mortgages and consumer loans, which the Company does not underwrite or fund, by referral to certain established providers of mortgage and consumer loan products with which the Company has negotiated strategic alliances. In addition, through its subsidiary, Gateway, a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, the Company provides customers with uninsured investment products, including a number of mutual funds, annuities and unit investment trusts. The principal executive offices of Bank Plus and Fidelity are located at 4565 Colorado Boulevard, Los Angeles, California 90039, telephone number (818) 241-6215.

RECENT DEVELOPMENTS

 1995 Recapitalization

  In the fourth quarter of 1995, Fidelity completed the 1995 Recapitalization of the Bank, pursuant to which Fidelity raised approximately $134.4 million in net new equity. As part of the 1995 Recapitalization, Fidelity adopted an Accelerated Asset Resolution Plan which is designed to aggressively dispose of, resolve or otherwise manage a pool of primarily multifamily loans. See "-- Accelerated Asset Resolution Plan."

 Reorganization into Holding Company Structure

  In May 1996, Fidelity completed the Reorganization pursuant to which all of the outstanding common stock of Fidelity was converted on a one-for-one basis into all of the outstanding common stock of Bank Plus, a recently formed Delaware corporation, and Bank Plus became the holding company for Fidelity. Effective May 17, 1996, Bank Plus Common Stock was listed on the Nasdaq National Market ("NASDAQ") under the symbol "BPLS".

 OTS Examinations

  The Office of Thrift Supervision ("OTS") has completed its annual safety and soundness examination and the Company is addressing the OTS' concerns. Following the examination, the Company received notice that it is no longer considered by the OTS to be an institution "requiring more than normal supervision."

  In the fourth quarter of 1995, the OTS completed the Compliance and Community Reinvestment Act ("CRA") examinations of the Bank. The Bank has received a satisfactory compliance rating. The Bank initially received a "needs improvement" CRA rating. Management strongly disagreed with the examiners' CRA findings, and the Bank formally requested the OTS to reevaluate its "needs improvement" rating through the appeals process. On July 18, 1996, the OTS, upon an internal review, reassessed the Bank's overall performance and upgraded its rating to satisfactory. Notwithstanding this upgrade, the OTS indicated that unless the Bank improves its lending activities in delineated lending areas, it would likely receive an adverse rating in future examinations. The Bank is evaluating various options to respond to the OTS' concerns. These actions may include the purchase of whole loans for the Bank's portfolio and other actions.

 Business Strategy

  The Company's business strategy is to (i) improve the quality of its loan portfolio by reducing the level of problem assets through aggressive management including execution of the Accelerated Asset Resolution Plan (as discussed below), (ii) continue to increase operating efficiency by reducing and maintaining lower levels of operating expenses and (iii) be a consumer-focused provider of financial services, by enhancing its franchise to integrate its traditional services and products (deposit services, checking and savings accounts) with the offering of investment products by Gateway and consumer credit products through strategic partners. As a part of such strategy, management continues to explore new opportunities to expand the integrated sales platform, to increase fee income growth, and to build upon the use of technology in delivering financial products and services. The Company is examining the use of various electronic delivery systems and software to enhance customer convenience and the Company's fee income opportunities.

  The Company continues to evaluate its plan to purchase assets (loans and securities) for the Bank of approximately $500 to $700 million during the second half of 1996. The plan, in general terms, is based upon certain risk adjusted return and liquidity objectives. This action is designed to increase the Company's securities and loan portfolios to enhance the Company's earnings capabilities. The proposed increase in earning assets may be at a lower interest rate spread than the Company is currently yielding depending on available financing sources. Accordingly, if the plan is implemented, the Company's interest rate spread may decline. If management implements the plan, it will be undertaken in a manner that is designed to maintain the current well-capitalized status of the Bank.

 Accelerated Asset Resolution Plan

  The Company's business strategy includes the reduction of risk in the Company's multifamily portfolio. As a part of the 1995 Recapitalization, the Bank adopted the Accelerated Asset Resolution Plan designed to aggressively dispose of, resolve or otherwise manage a pool of primarily multifamily loans which generally have lower debt coverage ratios than the remainder of the Bank's multifamily loan portfolio and thereby are considered by the Bank to have higher risk of future nonperformance or impairment relative to the remainder of the Bank's multifamily loan portfolio. This plan reflects both an acceleration in estimated timing of resolution of assets within the pool, as well as a potential change in recovery method from that which would be anticipated through the normal course of business.

  The Accelerated Asset Resolution Pool originally consisted of 411 assets with an aggregate gross book value of approximately $213.3 million with Accelerated Asset Resolution Pool reserves of $45 million. As of June 30, 1996, the Accelerated Asset Resolution Pool consisted of 250 assets with an aggregate gross book value of approximately $131.5 million, comprised primarily of accruing and nonaccruing multifamily real estate loans and REO properties. As of June 30, 1996, the Company had resolved assets with an aggregate gross book value of $80.2 million, and utilized $13.5 million in Accelerated Asset Resolution Pool reserves.

  In an effort to maximize recovery on loans included in the accelerated resolution pool, the Accelerated Asset Resolution Plan provides for a range of possible methods of resolution including, but not limited to (i) the bulk sale of loans, (ii) individual loan restructuring, which may include additional extensions of credit or write-off of existing principal, (iii) foreclosure and sale of collateral properties, and (iv) securitization of loans. While resulting in reduced recoveries on certain assets, the Accelerated Asset Resolution Plan is intended to reduce, among other things, levels of problem assets, the related utilization of management resources, and direct and indirect costs of credit administration and problem asset management. Execution of this plan will allow management to focus on the Company's core operations.

 Continued Reduction of Operating Expenses

  During the first six months of 1996 as compared to the same 1995 period, the Company reduced operating expenses by 13.2%, including reductions in personnel expenses of 23.4%, which reflects a reduction of 25.5% in the six month average number of full-time-equivalent employees (from 697 during 1995 to 519 during 1996).

  During the second quarter of 1996, loan servicing rights were sold on approximately $1.0 billion of the Company's single family loans. The gain on the sale of the servicing is being deferred over the estimated life of the loans included in the sale. As a result of this transaction, the Company reduced the number of full-time equivalent employees in the servicing department by 14.

 Insurance Premium Assessments

  Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") directed the Federal Deposit Insurance Corporation ("FDIC") to establish a risk-based system for setting deposit insurance premium assessments. The FDIC has implemented such a system, under which an institution's insurance assessments will vary depending on the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC.

  Congress has discussed proposing legislation to address the disparity in bank and thrift deposit insurance premiums. The proposed legislation would, among other things, impose a requirement on all Savings Association Insurance Fund ("SAIF") member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 80 basis points on all assessable deposits as of a certain date.

  While the outcome of the proposed legislation cannot be predicted with certainty, it is possible that some kind of legislative or regulatory action will be taken that will impact the Bank's insured deposits. A one-time special assessment of 80 basis points would result in the Bank paying approximately $22 million in additional SAIF premiums, gross of related tax benefits, if any. The enactment of such legislation may have the effect of immediately reducing the regulatory capital of SAIF member institutions by the amount of the fee, although provisions are included in the legislation that could exempt a savings association from paying the assessment in a lump sum if the payment would result in the association becoming undercapitalized. As of June 30, 1996, after giving effect to the payment and deduction of an 80 basis point assessment, the Bank's core and risk-based capital ratios would have been approximately 6.23% and 11.49%, respectively, and the Bank would have remained well capitalized under the Prompt Corrective Action ("PCA") regulations.

  Due to the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would be imposed on the Bank.


RESULTS OF OPERATIONS

  The Company reported earnings before dividends on preferred stock of subsidiary of $2.2 million ($0.04 per common share after giving effect to the dividends on preferred stock of subsidiary of $1.6 million, computed on the basis of 18,242,465 weighted average common shares outstanding) for the quarter ended June 30, 1996, and earnings before dividends on preferred stock of subsidiary of $3.8 million ($0.04 per common share after giving effect to the dividends on preferred stock of subsidiary of $3.1 million, computed on the basis of 18,242,465 weighted average common shares outstanding) for the six months ended June 30, 1996. This compares to a loss of $9.0 million ($1.39 per common share; computed on the basis of 6,492,465 weighted average common shares outstanding) for the second quarter of 1995 and a loss of $8.0 million ($1.23 per common share; computed on the basis of 6,492,465 weighted average common shares outstanding) for the six months ended June 30, 1995.

  Results of operations for the quarter ended June 30, 1996, as compared to the same period in 1995, were favorably impacted by: (a) increased net interest income of $4.9 million due primarily to the impact of increased interest rates on the Company's interest-earning assets and lower interest rates on interest-bearing liabilities; (b) decreased provisions for estimated loan losses of $7.2 million and (c) decreased operating expenses of $2.5 million. These favorable variances were partially offset by a decrease in noninterest income of $3.3 million.

  Results of operations for the six months ended June 30, 1996, as compared to the same period in 1995, were favorably affected by: (a) increased net interest income of $8.8 million, primarily due to the impact of increased interest rates on the Company's interest-earning assets and lower interest rates on interest-bearing liabilities; (b) decreased provisions for estimated loan losses of $7.3 million, and (c) decreased operating expenses of $5.0 million. These favorable variances were partially offset by a reduction in noninterest income of $9.3 million, primarily due to: (a) decreased gains on sales of loans, investment securities and mortgage-backed securities of $4.6 million; and (b) a gain on sale of servicing of $4.3 million in the first quarter of 1995 with no comparable amounts in 1996.

NET INTEREST INCOME

  Net interest income is the difference between interest earned on loans, mortgage-backed securities and investment securities ("interest-earning assets") and interest paid on savings deposits and borrowings ("interest-bearing liabilities").

  For the quarter ended June 30, 1996, net interest income totaled $21.8 million, increasing by $4.9 million from $16.9 million for the comparable period in 1995. For the six months ended June 30, 1996, net interest income totaled $43.6 million, increasing by $8.8 million from $34.8 million for the comparable period in 1995.

  Net interest income is affected by (a) the average volume and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities, (b) the level and volatility of market interest rates, (c) the level of nonaccruing loans ("NPLs") and (d) the interest rate spread between the yields earned and the rates paid.

  The following table presents the primary determinants of the Company's net interest income for the three months ended June 30, 1996 and 1995:

                                                                            THREE MONTHS ENDED JUNE 30,
                                                      ---------------------------------------------------------------------
                                                                     1996                                       1995
                                                       --------------------------------    --------------------------------
                                                         AVERAGE                AVERAGE      AVERAGE                AVERAGE
                                                          DAILY                  YIELD/       DAILY                  YIELD/
                                                         BALANCE     INTEREST     RATE       BALANCE     INTEREST     RATE
                                                       -----------   --------   --------   -----------   --------   --------
                                                                              (DOLLARS IN THOUSANDS)
 Interest-earning assets:
  Loans..............................................    $2,932,512    $54,096      7.38%    $3,248,418    $57,504      7.08%
  MBS................................................        42,642        756      7.09         94,182      1,489      6.32
  Investment securities..............................       230,317      3,977      6.94        196,722      3,085      6.29
  Investment in FHLB stock...........................        50,638        727      5.77         48,058        443      3.70
                                                         ----------    -------               ----------    -------
    Total interest-earning assets....................     3,256,109     59,556      7.32      3,587,380     62,521      6.97
                                                                       -------                             -------
Noninterest-earning assets...........................        70,712                              93,879
                                                         ----------                          ----------
    Total assets.....................................    $3,326,821                          $3,681,259
                                                         ==========                          ==========

Interest-bearing liabilities:
  Deposits:
   Demand deposits...................................    $  300,560        761      1.02     $  302,336        662      0.88
   Savings deposits..................................       142,438        918      2.59        163,118      1,087      2.67
   Time deposits.....................................     2,109,557     28,108      5.34      2,248,958     31,101      5.54
                                                         ----------    -------               ----------    -------
    Total deposits...................................     2,552,555     29,787      4.68      2,714,412     32,850      4.85
                                                         ----------    -------               ----------    -------

 Borrowings..........................................       509,699     8,003      6.30         783,163     12,775      6.54
                                                         ----------   -------                ----------    -------
    Total interest-bearing liabilities...............     3,062,254    37,790      4.95       3,497,575     45,625      5.23
                                                         ----------   -------                ----------    -------
Noninterest-bearing liabilities......................        38,334                              29,131
Stockholders' equity.................................       226,233                             154,553
                                                         ----------                          ----------
Total liabilities and equity.........................    $3,326,821                          $3,681,259
                                                         ==========                          ==========
Net interest income; interest rate spread............                  $21,766      2.37%                  $16,896      1.74%
                                                                       =======     ====                    =======      ====

Net yield on interest-earning assets
 ("net interest margin").............................                               2.66%                               1.87%
                                                                                    ====                                =====
Average nonaccruing loan balance
 included in average loan balance....................   $    60,591                         $    81,711
                                                        ===========                         ===========
Net delinquent interest reserve removed
 from interest income................................                  $ 1,627                             $ 1,713
                                                                       =======                             =======
Reduction in net yield on interest-earning
 assets due to delinquent interest
 (in basis points)...................................                                 20                                  19
                                                                                    ====                                 ===

  The following table presents the primary determinants of the Company's net interest income for the six months ended June 30, 1996 and 1995:

                                                                  SIX MONTHS ENDED JUNE 30,
                                        -------------------------------------------------------------------------
                                                          1996                                        1995
                                        ------------------------------------               ----------------------
                                             AVERAGE                 AVERAGE      AVERAGE                 AVERAGE
                                              DAILY                   YIELD/       DAILY                   YIELD/
                                             BALANCE     INTEREST      RATE       BALANCE     INTEREST      RATE
                                           -----------   ---------   --------   -----------   ---------   --------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans..................................    $2,968,577    $110,276      7.43%    $3,295,653    $112,959      6.86%
 MBS....................................        36,536       1,260      6.90         77,853       2,464      6.33
 Investment securities..................       188,978       6,699      7.13        202,847       6,492      6.45
 Investment in FHLB stock...............        50,252       1,375      5.50         47,780       1,176      4.96
                                            ----------    --------               ----------    --------
   Total interest-earning assets........     3,244,343     119,610      7.38      3,624,133     123,091      6.80
                                                          --------                             --------
Noninterest-earning assets..............        61,364                               92,964
                                            ----------                           ----------
   Total assets.........................    $3,305,707                           $3,717,097
                                            ==========                           ==========

Interest-bearing liabilities:
 Deposits:
  Demand deposits.......................    $  302,602       1,516      1.00     $  306,038       1,318      0.87
  Savings deposits......................       148,581       1,817      2.45        177,168       2,376      2.70
  Time deposits.........................     2,112,847      57,489      5.46      2,209,599      57,589      5.24
                                            ----------    --------               ----------    --------
   Total deposits.......................     2,564,030      60,822      4.76      2,692,805      61,283      4.59
                                            ----------    --------               ----------    --------

 Borrowings.............................       477,145      15,184      6.38        839,439      26,983      6.48
                                            ----------    --------               ----------    --------
   Total interest-bearing liabilities...     3,041,175      76,006      5.01      3,532,244      88,266      5.04
                                            ----------    --------               ----------    --------
Noninterest-bearing liabilities.........        37,153                               29,637
Stockholders' equity....................       227,379                              155,216
                                            ----------                           ----------
   Total liabilities and equity.........    $3,305,707                           $3,717,097
                                            ==========                           ==========
Net interest income; interest rate
 spread.................................                  $ 43,604      2.37%                  $ 34,825      1.76%
                                                          ========     =====                   ========     =====

Net yield on interest-earning assets
 ("net interest margin")................                                2.68%                                1.89%
                                                                       =====                              =======
Average nonaccruing loan balance
 included in average loan balance.......    $   66,458                           $   81,035
                                            ==========                           ==========
Net delinquent interest reserve removed
 from interest income...................                  $  3,318                             $  3,010
                                                          ========                            =========
Reduction in net yield on
 interest-earning assets due to
 delinquent interest (in basis points)..                                  20                                   17
                                                                       =====                                =====


  The following tables present the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average balances and average rates for the periods indicated. Because of numerous changes in both balances and rates, it is difficult to allocate precisely the effects thereof. For purposes of these tables, the change due to volume is initially calculated as the change in average balance multiplied by the average rate during the prior period and the change due to rate is calculated as the change in average rate multiplied by the average volume during the prior period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                                         QUARTER ENDED JUNE 30, 1996            SIX MONTHS ENDED JUNE 30, 1996
                                          COMPARED TO JUNE 30, 1995               COMPARED TO JUNE 30, 1995
                                           FAVORABLE (UNFAVORABLE)                   FAVORABLE (UNFAVORABLE)
                                     ------------------------------------   -------------------------------------
                                       VOLUME        RATE         NET          VOLUME        RATE          NET
                                     -----------   --------   -----------   ------------   --------     ---------
                                                                      (DOLLARS IN THOUSANDS)
Interest income:
 Loans............................     $(5,768)     $2,360      $(3,408)     $(11,685)       $ 9,002       $(2,683)
 Mortgage-backed securities.......        (896)        163         (733)       (1,409)           205        (1,204)
 Investment securities............         555         337          892          (461)           668           207
 Investment in FHLB stock.........          25         259          284            64            135           199
                                       -------      ------      -------      --------        -------       -------
    Total interest income.........      (6,084)      3,119       (2,965)      (13,491)        10,010        (3,481)
                                       -------      ------      -------      --------        -------       -------

Interest expense:
 Deposits:
  Demand deposits.................           4        (103)         (99)           14           (212)         (198)
  Savings deposits................         136          33          169           355            204           559
  Time deposits...................       1,853       1,140        2,993         2,447         (2,347)          100
                                       -------      ------      -------      --------        -------       -------
    Total deposits................       1,993       1,070        3,063         2,816         (2,355)          461
 Borrowings.......................       3,885         887        4,772        10,275          1,524        11,799
                                       -------      ------      -------      --------        -------       -------
    Total interest expense........       5,878       1,957        7,835        13,091           (831)       12,260
                                       -------      ------      -------      --------        -------       -------
Increase in net interest income...     $  (206)     $5,076      $ 4,870      $   (400)       $ 9,179       $ 8,779
                                       =======      ======      =======      ========        =======       =======

  The $4.9 million increase in net interest income between the second quarter 1996 and the second quarter 1995 was primarily the result of increased rates on average interest-earning assets combined with decreased rates and level of average interest-bearing liabilities. This was partially offset by a decline in the level of interest-earning assets. The $8.8 million increase in net interest income between the six months ended June 30, 1996 and the comparable period in 1995 was primarily due to increased rates on average interest-earning assets combined with a decline in the average level of interest-bearing liabilities. This was partially offset by a decline in the level of interest-earning assets and increased rates on interest-bearing liabilities.

  The rates on interest-earning assets and interest-bearing liabilities of the Company both tend to rise or fall in step with the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"), the index to which most of the Company's loans are tied. However, due to reporting and contractual look-back periods contained in the Company's loan documents, the 93% of the Company's loans which are indexed to COFI, as with all COFI portfolios in the industry, do not reprice until some time after the industry liabilities composing COFI reprice. The Company's liabilities reprice in the same period as the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its adjustable rate mortgage ("ARM") loans indexed to COFI is approximately four months. As such, when rates rise sharply there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, net interest income will be positively affected. As interest rates continued to fall in the second quarter 1996, the Company's liabilities continued to reprice at lower rates throughout the quarter.

ASSET/LIABILITY MANAGEMENT

  To reduce fluctuations in net interest income, the Company maintains a loan portfolio with a yield that generally fluctuates in step with the cost of its liabilities. The Company has traditionally accomplished this by originating and purchasing primarily ARM loans for its portfolio. ARM loans comprised 97% of the total loan portfolio at June 30, 1996. All else being equal, to the extent that the composition of the Company's liabilities parallels the composition of COFI, changes in the Company's cost of funds should parallel changes in COFI. However, due to the lag in COFI-based ARMs repricing discussed above and depending upon the level of increase or decrease in interest rates, interim disparities do occur. The decline in short-term rates from 1990 to early 1993 contributed significantly to the Company's net interest margin. Subsequent increases in rates have caused a reduction in net interest income. If interest rates were to increase again, the Company's net interest income may again be negatively impacted.

  The Company may employ interest rate swaps, caps and floors in the management of interest rate risk. Interest rate swaps generally involve the exchange of fixed or floating interest payments without the exchange of the underlying principal amounts. Interest rate caps and floors generally involve the payment of a one-time premium to a counterparty who, if interest rates rise or fall above or below a predetermined level, will make payments to the Company at an agreed upon rate for the term of the agreement until such time as interest rates fall below or rise above the cap or floor level.

  During the first quarter of 1995, the Bank terminated interest rate swap agreements with a notional amount of $700 million, resulting in a deferred gain of $1.2 million, which was fully amortized in 1995. Also, during the fourth quarter of 1995, the Bank terminated the remaining interest swap agreements with a notional amount of $446.7 million and as a result recorded a deferred loss of $3.2 million being amortized over the original term of the interest swap agreements. There were no outstanding interest rate swap agreements at June 30, 1996.

  The following table sets out the maturity and rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 1996. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods and based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                               AS OF JUNE 30, 1996
                                                                              MATURITY OR REPRICING
                                            ---------------------------------------------------------------------------------------
                                             WITHIN 3           4-12          1-5            6-10         OVER 10
                                              MONTHS           MONTHS        YEARS          YEARS          YEARS          TOTAL
                                            ----------       ----------    ---------      ---------      ---------    ------------
INTEREST-EARNING ASSETS:
  Cash...................................   $   13,973      $        --      $     --      $     --      $     --     $   13,973
  Investment securities(1)(2)............       50,752            2,240       166,359         9,977        42,031        271,359
  MBS(1).................................       41,312            2,517            --            --         3,693         47,522
  Loans receivable:
    ARMs and other adjustables(3)........    2,320,940          349,670       143,782         2,678           113      2,817,183
    Fixed rate loans.....................          459            2,364         7,532        13,276        55,055         78,686
                                            ----------      -----------      --------      --------      --------     ----------
      Total gross loans receivable.......    2,321,399          352,034       151,314        15,954        55,168      2,895,869
                                            ----------     ------------      --------      --------      --------     ----------
        Total............................    2,427,436          356,791       317,673        25,931       100,892     $3,228,723
                                            ----------     ------------      --------      --------      --------     ==========
INTEREST-BEARING LIABILITIES:
  Deposits:
    Checking and savings accounts(4).....      351,960               --            --            --            --     $  351,960
    Money market accounts(4).............       78,870               --            --            --            --         78,870
    Fixed maturity deposits:
        Retail customers.................      423,181        1,562,282       121,595           432           254      2,107,744
        Wholesale  customers.............        3,079            3,125         8,168            --            --         14,372
                                            ----------     ------------      --------      --------      --------     ----------
        Total deposits...................      857,090        1,565,407       129,763           432           254      2,552,946
                                            ----------     ------------      --------      --------      --------     ----------
  Borrowings:
    FHLB advances(3).....................      212,700               --        20,000            --            --        232,700
    Other................................      112,357          140,000            --            --            --        252,357
                                            ----------     ------------      --------      --------      --------     ----------
        Total borrowings.................      325,057          140,000        20,000            --            --        485,057
                                            ----------     ------------      --------      --------      --------     ----------
          Total..........................    1,182,147        1,705,407       149,763           432           254     $3,038,003
                                            ----------     ------------      --------      --------      --------     ==========
REPRICING GAP............................   $1,245,289      $(1,348,616)     $167,910      $ 25,499      $100,638
                                            ==========     ============      ========      ========      ========
GAP TO TOTAL ASSETS......................        37.77%          (40.91)%        5.09%          .77%         3.05%
                                            ==========     ============      ========      ========      ========
CUMULATIVE GAP TO TOTAL ASSETS...........        37.77%           (3.14)%        1.95%         2.72%         5.77%
                                            ==========     ============      ========      ========      ========

- ------------------
(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) Investment securities include FHLB stock of $50.8 million.
(3) ARMs and variable rate borrowings from the FHLB system ("FHLB advances") are primarily in the shorter categories as they are subject to interest rate adjustments.
(4) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.


  Analysis of the Gap provides only a static view of the Company's interest rate sensitivity at a specific point in time. The actual impact of interest rate movements on the Company's net interest income may differ from that implied by any Gap measurement. The actual impact on net interest income may depend on the direction and magnitude of the interest rate movement, as well as competitive and market pressures.

  The Company's interest rate risk is reviewed on an ongoing basis. At March 31, 1996, the latest date for which information is available, the Company's interest rate sensitivity measure was in the 5th percentile (only 10% of institutions were less sensitive) of all institutions supervised by the OTS, as measured by the OTS' interest rate risk model. Due to the Company's level of interest rate risk, the Bank would not have been required to include an interest rate risk component in its risk-based capital had the new regulation regarding such inclusion been in effect at June 30, 1996. See "-- Regulatory Capital Compliance."

ASSET QUALITY

  The Company's loan portfolio is primarily located in Southern California and is comprised principally of single family and multifamily (2 units or more) residential loans. At June 30, 1996, 19% of the Company's real estate loan portfolio consisted of California single family residences, while another 11% and 62% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively. At June 30, 1995, 20% of the Company's real estate loan portfolio consisted of California single family residences while another 11% and 61% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively.

  The performance of the Company's multifamily and commercial loan portfolios has been adversely affected by Southern California economic conditions. These portfolios are particularly susceptible to the potential for further declines in the Southern California economy, such as increasing vacancy rates, declining rents, increasing interest rates, declining debt coverage ratios, and declining market values for multifamily and commercial properties. In addition, the possibility that investors may abandon properties or seek bankruptcy protection with respect to properties experiencing negative cash flow, particularly where such properties are not cross-collateralized by other performing assets, can also adversely affect the multifamily loan portfolio.

  California has been hit particularly hard by adverse economic conditions and Southern California has experienced the brunt of the economic downturn in the state. The Southern California economy continued to be characterized by higher unemployment than the national and state averages and real estate values that, in some cases, continue to decline. There can be no assurances that these economic conditions will improve in the near future as many factors key to recovery may be impacted adversely by the Federal Reserve Board's interest rate policy as well as other factors. Consequently, rents and real estate values may not stabilize, which may affect future delinquency and foreclosure levels and may adversely impact the Company's asset quality, earnings performance and capital levels.

During the second quarter of 1996, total delinquent loans increased $8.0 million, or 12.0%, from March 31, 1996. The following table presents loan delinquencies by number of days delinquent and by property type as of the dates indicated. All assets are reported net of specific reserves and writedowns. Management believes the increase at June 30, 1996 in the 30 to 59 days delinquent category was primarily the result of the sale of servicing of the single family portfolio to an outside party which resulted in a temporary disruption of the collection process.

                                                                 JUNE 30,          MARCH 31,       DECEMBER 31,
                                                                   1996               1996              1995
                                                                ---------         ----------      -------------
                                                                            (DOLLARS IN THOUSANDS)
Delinquencies by number of days:
  30 to 59 days..........................................          0.82%(1)           0.59%           0.43%
  60 to 89 days..........................................          0.28               0.33            0.24
  90 days and over.......................................          1.52               1.37            1.74
                                                                -------            -------         -------
Loan delinquencies to net loan portfolio.................          2.62%              2.29%           2.41%
                                                                =======            =======         =======
Delinquencies by property type:
 Single family:
  30 to 59 days..........................................       $10,099 (1)        $ 4,285         $ 4,283
  60 to 89 days..........................................         2,052              1,704             924
  90 days and over.......................................         6,306              5,897           7,226
                                                                -------            -------         -------
                                                                 18,457             11,886          12,433
                                                                -------            -------         -------
   Percent to applicable loan portfolio..................          3.38%              2.09%           2.10%
Multifamily (2 to 4 units):
  30 to 59 days..........................................         2,169              1,914           1,748
  60 to 89 days..........................................         1,508              1,735             282
  90 days and over.......................................         4,453              4,951           6,671
                                                                -------            -------         -------
                                                                  8,130              8,600           8,701
                                                                -------            -------         -------
   Percent to applicable loan portfolio..................          2.50%              2.60%           2.57%
Multifamily (5 to 36 units):
  30 to 59 days..........................................         8,978              8,427           5,434
  60 to 89 days..........................................         4,466              5,128           5,801
  90 days and over.......................................        24,989             20,698          14,312
                                                                -------            -------         -------
                                                                 38,433             34,253          25,547
                                                                -------            -------         -------
   Percent to applicable loan portfolio..................          2.65%              2.33%           1.71%
Multifamily (37 units and over):
  30 to 59 days..........................................            --                698             304
  60 to 89 days..........................................            --                 --              --
  90 days and over.......................................         4,019              4,720           3,190
                                                                -------            -------         -------
                                                                  4,019              5,418           3,494
                                                                -------            -------         -------
   Percent to applicable loan portfolio..................          1.27%              1.67%           1.07%
Commercial and Industrial:
  30 to 59 days..........................................         2,221              1,811             958
  60 to 89 days..........................................            --                985             213
  90 days and over.......................................         3,525              3,845          20,511 (2)
                                                                -------            -------         -------
                                                                  5,746              6,641          21,682
                                                                -------            -------         -------
   Percent to applicable loan portfolio..................          2.67%              2.94%           9.26%
Total loan delinquencies, net............................       $74,785            $66,798         $71,857
                                                                =======            =======         =======
Loan delinquencies to net loan portfolio.................          2.62%              2.29%           2.41%
                                                                =======            =======         =======

- -------------------
(1) Management believes the increase at June 30, 1996 in the 30 to 59 days delinquent category was primarily the result of the sale of servicing of the single family portfolio to an outside party which resulted in a temporary disruption of the collection process.
(2) Includes two loans on one hotel property with a total balance of $15.9 million.

  The following table presents net delinquent loans at the dates indicated:

                                        JUNE 30,      MARCH 31,   DECEMBER 31,    SEPTEMBER 30,    JUNE 30,
                                          1996          1996        1995(1)          1995(1)       1995(1)
                                     -------------   ---------   -------------   --------------   ---------
                                                       (DOLLARS IN THOUSANDS)
Number of days delinquent:
  30 to 59 days..............        $23,467(2)       $17,135       $12,727          $17,963       $ 9,567
  60 to 89 days..............          8,026            9,552         7,220            8,379        10,343
  90 days and over...........         43,292           40,111        51,910           54,313        64,827
                                     -------          -------       -------          -------       -------
     Total delinquencies.....        $74,785          $66,798       $71,857          $80,655       $84,737
                                     =======          =======       =======          =======       =======

- --------------------
(1) Includes two loans on one hotel property with a total balance of $15.9 million for all 1995 periods presented.
(2) Management believes the increase at June 30, 1996 in the 30 to 59 days delinquent category was primarily the result of the sale of servicing of the single family portfolio to an outside party which resulted in a temporary disruption of the collection process.


  Total classified assets increased $99.7 million or 45.5% from December 31, 1995, to $318.8 million at June 30, 1996. This increase was primarily due to an increase of $104.2 million in performing classified assets during the first six months of 1996 as a result of the continued implementation of the loan grading system. This enhanced grading process, started in the second half of 1995, involved a substantial portion of the loan portfolio and as a result downgraded a considerable number of loans to Special Mention or Substandard for reasons other than degradation of collateral or the borrower's ability to fully repay the debt. This increase was partially offset by a decrease in nonperforming assets ("NPAs") of $7.6 million during the first six months of 1996. The ratio of NPAs to total assets decreased from 2.16% at December 31, 1995, to 1.94% at June 30, 1996. This decrease is primarily due to reduced levels of nonperforming loans ("NPLs") at June 30, 1996, compared to December 31, 1995.

  This level of classified assets continues to cause management concern and will continue to receive specific attention. See "-- Accelerated Asset Resolution Plan." All assets and ratios are reported net of specific reserves and writedowns unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                        JUNE 30,      MARCH 31,   DECEMBER 31,    SEPTEMBER 30,    JUNE 30,
                                          1996          1996        1995(1)          1995(1)        1995(1)
                                     -------------   ---------   -------------   --------------   ---------
                                                       (DOLLARS IN THOUSANDS)
NPAs by Type:
 NPLs..............................    $ 43,292       $ 40,111      $ 51,910        $ 55,114       $ 64,944
 REO, net of REO general valuation
  allowance ("GVA")................      20,519         23,533        19,521          37,550         27,808
                                       --------       --------      --------        --------       --------
  Total NPAs.......................    $ 63,811       $ 63,644      $ 71,431        $ 92,664       $ 92,752
                                       ========       ========      ========        ========      ========
NPAs by Composition:
 Single family residences..........    $  9,108       $  9,461      $ 10,178        $ 12,396       $ 10,627
 Multifamily 2 to 4 units..........       7,750         10,197         9,269          11,266         10,593
 Multifamily 5 units and over......      37,730         34,202        25,923          36,956         37,987
 Commercial and other..............       9,923         10,184        28,361          32,046         33,545
 REO GVA...........................        (700)          (400)       (2,300)             --            --
                                       --------       --------      --------        --------       --------
  Total NPAs.......................      63,811         63,644        71,431          92,664         92,752
 Total troubled debt restructurings
  ("TDRs").........................      57,079         53,745        32,691          47,340         47,991
                                       --------       --------      --------        --------       --------
  Total TDRs and NPAs..............    $120,890       $117,389      $104,122        $140,004       $140,743
                                       ========       ========      ========        ========       ========
Classified Assets:
 NPAs..............................    $ 63,811       $ 63,644      $ 71,431        $ 92,664       $ 92,752
 Performing classified loans.......     251,847        222,279       147,646          88,337         74,140
 Other classified assets...........       3,100          2,979            --              --             --
                                       --------       --------      --------        --------       --------
  Total classified assets..........    $318,758       $288,902      $219,077        $181,001       $166,892
                                       ========       ========      ========        ========       ========
Classified Asset Ratios:
 NPLs to total assets..............        1.31%          1.22%         1.57%           1.63%          1.88%
 NPAs to total assets..............        1.94%          1.94%         2.16%           2.74%          2.68%
 TDRs to total assets..............        1.73%          1.64%         0.99%           1.40%          1.39%
 NPAs and TDRs to total assets.....        3.67%          3.58%         3.16%           4.14%          4.06%
 Classified assets to total assets.        9.67%          8.81%         6.64%           5.35%          4.82%
 REO to NPAs.......................       32.16%         36.98%        27.33%          40.52%         29.98%
 NPLs to NPAs......................       67.84%         63.02%        72.67%          59.48%         70.02%

- -----------------
(1) Includes two loans on one hotel property with a total balance of $15.9 million for all 1995 periods presented.

  Direct costs of foreclosed real estate operations totaled $1.2 million and $1.4 million for the three months ended June 30, 1996, and 1995, respectively, and $3.0 million for both the six months ended June 30, 1996 and 1995. The following table provides information about the change in the book value and the number of properties owned and foreclosed for the periods indicated:

                                                              AT OR FOR THE QUARTER            AT OR FOR THE SIX
                                                                   ENDED JUNE 30,            MONTHS ENDED JUNE 30,
                                                              ----------------------         -----------------------
                                                                1996          1995           1996             1995
                                                              -------        -------        --------         -------
                                                                                (DOLLARS IN THOUSANDS)
REO net book value.......................................     $20,519        $27,808        $20,519          $27,808
(Decrease) increase in REO for the period................     $(3,014)       $ 6,458        $(1,302)         $13,693

Number of real properties owned..........................         120            128            120              128
(Decrease) increase in number of properties owned
 for the period..........................................         (11)            55             11               64

Number of properties foreclosed for the period...........          53             91            122              129
Gross book value of properties foreclosed................     $15,819        $25,756        $36,383          $42,498
Average gross book value of properties foreclosed........     $   298        $   283        $   298          $   329

  The following table summarizes the Company's reserves, writedowns and certain coverage ratios at the dates indicated:

                                                                         JUNE 30,      DECEMBER 31,    JUNE 30,
                                                                           1996           1995           1995
                                                                         --------      -----------     --------
                                                                                    (DOLLARS IN THOUSANDS)
Loans:
  GVA.................................................................    $32,053        $48,921       $40,000
  Specific reserves...................................................     41,669(1)      40,514        22,955
                                                                          -------        -------       -------
    Total allowance for estimated losses..............................    $73,722        $89,435(2)    $62,955
                                                                          =======        =======       =======
  Writedowns (3)......................................................    $   316        $   316       $   322
                                                                          =======        =======       =======
  Total allowance and loan writedowns to gross loans..................       2.54%          2.96%         2.01%
  Total loan allowance to gross loans (3).............................       2.53%          2.95%         2.00%
  Loan GVA to loans (4)...............................................       1.13%          1.64%         1.28%
  Loan GVA to NPLs....................................................      74.04%         94.24%        61.59%
  NPLs to total loans.................................................       1.54%          1.77%         2.11%

 Real Estate Owned:
  REO GVA.............................................................    $   700        $ 2,300       $    --
  Specific reserves...................................................      3,050          1,192           832
                                                                          -------        -------       -------
    Total allowance for estimated losses..............................    $ 3,750        $ 3,492       $   832
                                                                          =======        =======       =======
  Writedowns (3)......................................................    $17,321        $17,584       $19,937
                                                                          =======        =======       =======
  Total REO allowance and REO writedowns to gross REO.................      50.66%         51.92%        42.75%
  Total REO allowance to gross REO (5)................................      15.45%         15.17%        2.91%
  REO GVA to REO (4)..................................................       3.30%         10.54%          --%

Total Loans and REO:
  GVA.................................................................    $32,753        $51,221       $40,000
  Specific reserves...................................................     44,719         41,706        23,787
                                                                          -------        -------       -------
    Total allowance for estimated losses..............................    $77,472        $92,927       $63,787
                                                                          =======        =======       =======
  Writedowns (3)......................................................    $17,637        $17,900       $20,259
                                                                          =======        =======       =======
  Total allowance and writedowns to gross loans and REO...............       3.22%          3.60%         2.62%
  Total allowance to gross loans and REO (4)..........................       2.64%          3.04%         2.00%
  Total GVA to loans and REO..........................................       1.14%          1.70%         1.27%
  Total GVA to NPAs...................................................      50.77%         69.47%        43.13%

- ---------------
(1) Includes specific reserves on non-mortgage loans totaling $0.02 million.
(2) The allowance for estimated loan losses includes the effect of the $45 million reserve established in 1995 in connection with the adoption of the Accelerated Asset Resolution Plan.
(3) Writedowns include cumulative charge-offs on outstanding loans and REO as of the date indicated.
(4) Loans and REO, as applicable, in these ratios are calculated prior to their reduction for loan and REO GVA, respectively, but are net of specific reserves and writedowns.
(5) Net of writedowns.

  The following schedules summarize the activity in the Company's allowances for estimated loan and real estate losses:

                                                             QUARTER ENDED JUNE 30,
                                  -----------------------------------------------------------------------------
                                                  1996                                    1995
                                  -------------------------------------    ------------------------------------
                                              REAL ESTATE                              REAL ESTATE
                                   LOANS         OWNED          TOTAL       LOANS         OWNED         TOTAL
                                 ----------   ------------   ----------   ----------   ------------   ---------
                                                             (DOLLARS IN THOUSANDS)
Balance on April 1, ..........    $ 81,430       $ 3,093      $ 84,523     $ 62,834       $ 2,029      $ 64,863
 Provision for losses.........       3,905           579         4,484       11,131         1,153        12,284
 Charge-offs..................     (10,582)       (1,904)      (12,486)     (11,923)       (2,350)      (14,273)
 Allocation from GVA to REO...      (1,982)        1,982            --           --            --            --
 Recoveries and other.........         951            --           951          913            --           913
                                  --------       -------      --------     --------       -------      --------
Balance on June 30,...........    $ 73,722       $ 3,750      $ 77,472     $ 62,955       $   832      $ 63,787
                                  ========       =======      ========     ========       =======      ========
                                                           SIX MONTHS ENDED JUNE 30,
                                  -----------------------------------------------------------------------------
                                                  1996                                    1995
                                  -------------------------------------    ------------------------------------
                                              REAL ESTATE                              REAL ESTATE
                                   LOANS         OWNED          TOTAL       LOANS         OWNED         TOTAL
                                 ----------   ------------   ----------   ----------   ------------   ----------
                                                             (DOLLARS IN THOUSANDS)
Balance on January 1, ........    $ 89,435       $ 3,492      $ 92,927     $ 67,202       $ 2,318      $ 69,520
 Provision for losses.........       7,805         1,247         9,052       15,151         1,544        16,695
 Charge-offs..................     (22,704)       (3,295)      (25,999)     (21,396)       (3,030)      (24,426)
 Allocation from GVA to REO...      (2,306)        2,306            --           --            --            --
 Recoveries and other.........       1,492            --         1,492        1,998            --         1,998
                                  --------       -------      --------     --------       -------      --------
Balance on June 30,...........    $ 73,722       $ 3,750      $ 77,472     $ 62,955       $   832      $ 63,787
                                  ========       =======      ========     ========       =======      ========

  The following table details the activity affecting specific loss reserves for the periods indicated:

                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                             JUNE 30, 1996                          JUNE 30, 1996
                                  ------------------------------------     -------------------------------------
                                              REAL ESTATE                              REAL ESTATE
                                   LOANS         OWNED          TOTAL       LOANS         OWNED         TOTAL
                                 ----------   ------------   ---------     --------    ------------   ----------
                                                             (DOLLARS IN THOUSANDS)
Balance at beginning of
 period........................   $ 43,228       $ 2,693      $ 45,921     $ 40,514       $ 1,192      $ 41,706
  Allocations from GVA to
   specific reserves...........      9,023         2,261        11,284       23,859         5,153        29,012
  Charge-offs..................    (10,582)       (1,904)      (12,486)     (22,704)       (3,295)      (25,999)
                                  --------       -------      --------     --------       -------      --------
Balance at end of period
 indicated.....................   $ 41,669       $ 3,050      $ 44,719     $ 41,669       $ 3,050      $ 44,719
                                  ========       =======      ========     ========       =======      ========

NONINTEREST INCOME (EXPENSE)

  Noninterest income has three major components: (a) noninterest income from ongoing operations, which includes loan fee income, gains or losses on loans held for sale, fees earned on the sale of securities and annuities and retail banking fees, (b) income/expenses associated with REO, which includes both the provision for real estate losses as well as income/expenses incurred by the Company associated with the operation of its REO properties and (c) gains and losses on the sales of loan servicing, investment securities and mortgage-backed securities. Items (b) and (c) can fluctuate widely, and could therefore mask the underlying fee generating performance of the Company on an ongoing basis.

  Net noninterest income decreased by $3.3 million from net noninterest income of $4.2 million in the second quarter 1995 to net noninterest income of $0.9 million in the second quarter 1996. The major components of this decrease are:
(a) net gains on loan sales decreased in the second quarter of 1996 by $0.9 million from the second quarter of 1995; (b) net gains on sales of mortgage-backed securities decreased in the second quarter of 1996 by $1.0 million from the 1995 second quarter and (c) net gains on securities activities in the second quarter of 1996 decreased by $1.9 million from the 1995 second quarter. The increased sales activity in loans, mortgage-backed securities and investment securities in 1995 was primarily for regulatory capital maintenance purposes. This was partially offset by decreased real estate provisions and costs of $0.7 million as a result of decreased levels of REO properties.

  Net noninterest income decreased by $9.3 million from net noninterest income of $10.5 million in the six months ended June 30, 1995 to net noninterest income of $1.2 million in the six months ended June 30, 1996. The major components of this decrease are: (a) other noninterest income (expense) decreased by $4.0 million as a result of a net gain of $4.3 million realized from the sale of $435.8 million in rights to service loans for others in the first quarter of 1995, with no comparable amounts in 1996; (b) loan service fees decreased by $1.1 million in the first six months of 1996 from the 1995 six month period primarily as a result of the sale of the rights to service loans in the first quarter of 1995; (c) net gains on loan sales decreased in the first six months of 1996 by $0.6 million from first six months of 1995; (d) net gains on sales of mortgage-backed securities decreased in the first six months of 1996 by $1.0 million from the 1995 six month period and (e) net gains on securities activities in the first six months of 1996 decreased by $2.9 million from the 1995 six month period. The increased sales activity in loans, mortgage-backed securities and investment securities in 1995 was primarily for regulatory capital maintenance purposes. This was partially offset by decreased real estate provisions and costs of $0.3 million as a result of decreased levels of REO properties.


OPERATING EXPENSES

  Operating expenses decreased by $2.5 million to $16.5 million for the second quarter 1996 compared to $19.0 million for the second quarter 1995. The change was primarily due to (a) a $1.8 million decrease in personnel and benefit expense due to a decline of 177 or 26.0% in the three month average number of full-time equivalent employees; (b) a decrease of $0.5 million in occupancy costs; (c) a decrease of $0.6 million in marketing expenses and (d) a decrease of $0.3 million in office-related expenses. These favorable variances were partially offset by an increase of $0.7 million in professional services and other costs.

  Operating expenses decreased by $5.0 million to $33.2 million for the six months ended June 30, 1996 compared to $38.2 million for the same six months of 1995. The change was primarily due to (a) a $4.2 million decrease in personnel and benefit expense due to a decline of 178 or 25.5% in the six month average number of full-time equivalent employees; (b) a decrease of $0.7 million in occupancy costs; (c) a decrease of $0.9 million in marketing expenses and (d) a decrease of $0.5 million in office-related expenses. These favorable variances were partially offset by an increase of $1.3 million in professional services and other costs.

  Decreased operating expenses resulted in a decrease in the annualized operating expense ratio to 2.00% for the six months ended June 30, 1996 from 2.07% for the same period in 1995, notwithstanding the decrease in total average asset size of the Company (from $3.7 billion for the six months ended June 30, 1995 to $3.3 billion for the six months ended June 30, 1996).

  Due to the sensitivity of the operating expense ratio to changes in the size of the balance sheet, management also looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income. The efficiency ratio measures the amount of cost expended by the Company to generate a given level of revenues in the normal course of business. It is computed by dividing total operating expense by net interest income and noninterest income, excluding infrequent items. A decrease in the efficiency ratio is favorable as it indicates that less expenses were incurred to generate a given level of revenue.

  The efficiency ratio improved to 68.06% for the second quarter 1996 from 95.73% for the second quarter 1995. The efficiency ratio also improved between the six months ended June 30, 1995 and June 30, 1996 from 92.46% to 67.77%. This decrease was due to increased net interest income and decreased operating expense, which were partially offset by decreased net noninterest income (expense).

INCOME TAXES

  The Company's combined federal and state statutory tax rate is approximately 42.4% of earnings before income taxes. The effective tax rates of 2.3% and 2.4% on earnings before income taxes for the quarter and six months ended June 30, 1996, respectively, reflect the utilization of federal and state net operating loss carryforwards offset by alternative minimum tax for financial reporting purposes. The income tax provision for both the quarter and six months ended June 30, 1995, reflects only the state minimum corporation taxes.

  Due to the 1995 Recapitalization and the restructuring and recapitalization completed in the third and fourth quarters of 1994 (the "1994 Restructuring and Recapitalization"), the utilization in future periods of net operating loss carryforwards generated prior to these events will be limited.

REGULATORY CAPITAL COMPLIANCE

  The FDICIA required the OTS to implement a system providing for regulatory sanctions against institutions that are not adequately capitalized. The severity of these sanctions increases to the extent that an institution's capital continues to decline. Under FDICIA, the OTS issued the PCA Regulations which established specific capital ratios for five separate capital categories as set forth below:

                                     CORE CAPITAL TO     CORE CAPITAL
                                        ADJUSTED              TO              TOTAL CAPITAL
                                      TOTAL ASSETS       RISK-WEIGHTED              TO
                                    (LEVERAGE RATIO)        ASSETS         RISK-WEIGHTED ASSETS
                                    ----------------    --------------    ---------------------
Well capitalized.................     5% or above        6% or above          10% or above
Adequately capitalized...........     4% or above        4% or above           8% or above
Undercapitalized.................       Under 4%           Under 4%             Under 8%
Significantly undercapitalized...       Under 3%           Under 3%             Under 6%
Critically undercapitalized......   Ratio of tangible equity to adjusted total assets of 2% or less

  The following table summarizes the capital ratios required by FDICIA for an institution to be considered well capitalized and the Bank's regulatory capital at June 30, 1996 as compared to such ratios.

                                     TANGIBLE CAPITAL         CORE CAPITAL TO         CORE CAPITAL TO          TOTAL CAPITAL TO
                                        TO ADJUSTED              ADJUSTED              RISK-WEIGHTED            RISK-WEIGHTED
                                       TOTAL ASSETS            TOTAL ASSETS                ASSETS                   ASSETS
                                   ---------------------   ---------------------   ----------------------   ----------------------
                                     BALANCE        %        BALANCE        %        BALANCE        %         BALANCE        %
                                   -----------   -------   -----------   -------   -----------   --------   -----------   --------
                                                                       (DOLLARS IN THOUSANDS)
Fidelity's regulatory capital...    $  225,600     6.85%   $  225,900     6.86%    $  225,900     11.32%    $  250,900     12.58%
Well capitalized requirement....        98,800     3.00%      164,700     5.00%       119,700      6.00%       199,600     10.00%
                                    ----------    -----    ----------     ----     ----------    ------     ----------     -----
Excess capital..................       126,800     3.85%   $   61,200     1.86%    $  106,200      5.32%    $   51,300      2.58%
                                    ==========    =====    ==========     ====     ==========    ======     ==========     =====

Adjusted assets (1).............    $3,293,200             $3,293,500              $1,995,500               $1,995,500
                                    ==========             ==========              ==========               ==========

- ----------------
(1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of tangible and core capital requirements, and refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb) for purposes of risk-based capital requirements.

  The proposed changes discussed in "Recent Developments--Insurance Premium Assessments" would also have an impact on the Bank's capital ratios. As of June 30, 1996, after giving effect to the payment and deduction of an 80 basis point SAIF deposit assessment, the Bank's core and risk-based capital ratios would have been approximately 6.23% and 11.49%, respectively, and the Bank would have continued to meet the minimum numerical requirements to remain well-capitalized under the PCA Regulations.

  FDICIA also required the OTS and the federal bank regulatory agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. Effective January 1, 1994, the OTS incorporated an interest rate risk component into its regulatory capital rule. Under the revised rule, savings institutions with "above-normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. An institution's interest rate risk is measured by the decline in the net present value ("NPV") of its assets that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of a bank's assets, as calculated in accordance with guidelines set forth by the OTS. An institution whose measured interest rate risk exposure exceeds 2% would be required to deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of a bank's assets. That dollar amount would be deducted from a bank's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. However, the OTS has temporarily postponed the implementation of the new rule until the OTS has collected sufficient data to determine whether the rule is effective in monitoring and managing interest rate risk. No interest rate risk component would have been required to be added to the Bank's risk-based capital requirement at March 31, 1996, the latest date for which this information is available, had the rule been in effect at that time. Effective in January 1995, the OTS amended the risk-based capital standards by explicitly identifying concentration of credit risk and the risks arising from nontraditional activities, as well as an institution's ability to manage those risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy.

  The Bank is also subject to OTS capital regulations under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"). These regulations require the Bank to maintain: (a) tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), (b) core capital of at least 3% of adjusted total assets (as defined in the regulations) and (c) total capital of at least 8.0% of risk-weighted assets (as defined in the regulations).

                                                                                                                  RISK-BASED
                                                     TANGIBLE CAPITAL                CORE CAPITAL                   CAPITAL
                                                  ---------------------         ---------------------     -------------------------
                                                    BALANCE       %               BALANCE        %           BALANCE           %
                                                  ----------   --------         -----------    ------      ----------       -------
                                                                                (DOLLARS IN THOUSANDS)
Stockholders' equity (1)....................      $  224,000                    $  224,000                 $  224,000
Unrealized losses on securities.............           2,100                         2,100                      2,100
Adjustments
  Intangible assets.........................            (300)                           --                         --
  Nonqualifying mortgage servicing rights...            (100)                         (100)                      (100)
  Nonincludable subsidiaries................            (100)                         (100)                      (100)
  General valuation reserves................              --                            --                     25,000
                                                  ----------                    ----------                 ----------
Regulatory capital (2)......................         225,600    6.85%              225,900      6.86%         250,900       12.58%
Required minimum............................          49,400    1.50%               98,800      3.00%         159,600        8.00%
                                                  ----------    ----            ----------      ----       ----------       -----
Excess capital..............................      $  176,200    5.35%           $  127,100      3.86%      $   91,300        4.58%
                                                  ==========    ====            ==========      ====       ==========       =====
Adjusted assets (3).........................      $3,293,200                    $3,293,500                 $1,995,500
                                                  ==========                    ==========                 ==========

(1) The Bank's total stockholders' equity, in accordance with generally accepted accounting principles, was 6.80% of its total assets at June 30, 1996.
(2) Both the OTS and the FDIC may examine the Bank as part of their legally prescribed oversight of the industry. Based on their examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.
(3) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of tangible and core capital requirements, and refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb) for purposes of risk-based capital requirements.


CAPITAL RESOURCES AND LIQUIDITY

  Sales of Loans: There were no sales of loans from the held for sale portfolio in the six months ended June 30, 1996 compared to $46.4 million for the six months ended June 30, 1995. Sales of loans are dependent upon various factors, including volume of loans originated, interest rate movements, investor demand for loan products, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, desired asset size and evolving capital and liquidity requirements. Due to the volatility and unpredictability of these factors, the volume of the Company's sales of loans has fluctuated significantly and no estimate of future sales can be made at this time. At June 30, 1996, the Company had no loans held for sale. Sales of loans from the held for investment portfolio would be caused by unusual events. The level of future sales, if any, is difficult to predict.

  During the first and second quarters of 1995, the Bank securitized $46.4 million and $66.4 million, respectively, of single-family adjustable rate mortgages through a swap of whole loans for mortgage-backed securities which are held in the Bank's available for sale portfolio.

  FHLB Advances: The Company had net repayments of FHLB advances of $60.0 million for the six months ended June 30, 1996. This compares to net repayments of $40.0 million for the six months ended June 30, 1995.

  Commercial paper: Commercial paper outstanding was increased by $49.0 million for the six months ended June 30, 1996 from December 31, 1995 and reduced by $241.4 million for the six months ended June 30, 1995 from December 31, 1994.

  Loan payments and payoffs: Loan principal payments, including prepayments and payoffs, provided $125.0 million for the six months ended June 30, 1996 compared to $87.8 million for the same period in 1995. The Company expects that loan payments and prepayments will remain a significant funding source.

  Sales of securities: The sale of investment securities and MBS provided $20.2 million for the six months ended June 30, 1996 compared to $264.4 million in sales during the same period in 1995. The Company held $268.1 million in its available for sale portfolio as of June 30, 1996, compared to $126.0 million at December 31, 1995, and $144.6 million at June 30, 1995.

  Undrawn sources: The Company maintains other sources of liquidity to draw upon, which at June 30, 1996 include (a) a line of credit with the FHLB with $137.9 million available (assuming all of the $500.0 million commercial paper capacity is used); (b) unused commercial paper facility capacity of $401.0 million; (c) $180.0 million in unpledged securities available to be placed in reverse repurchase agreements or sold; and (d) $684.0 million of unpledged loans, some of which would be available to collateralize additional FHLB or private borrowings, or be securitized.

  Deposits: At June 30, 1996, the Company had deposits of $2.6 billion. The following table presents the distribution of the Company's deposit accounts:

                                                                    JUNE 30, 1996               DECEMBER 31, 1995
                                                               -------------------------     ------------------------
                                                                              PERCENT                        PERCENT
                                                                  AMOUNT      OF TOTAL           AMOUNT      OF TOTAL
                                                               -----------   -----------      -----------   ---------
                                                                                (DOLLARS IN THOUSANDS)
Money market savings accounts.............................      $   76,184        3.0%        $   93,901        3.6%
Checking accounts.........................................         294,839       11.5            309,065       11.8
Passbook accounts.........................................          59,807        2.4             62,934        2.4
                                                                ----------      -----         ----------      -----
  Total transaction accounts..............................         430,830       16.9            465,900       17.8
                                                                ----------      -----         ----------      -----
Certificates of Deposit $100,000 and over.................         538,743       21.1            528,320       20.3
Certificates of deposit less than $100,000................       1,583,373       62.0          1,606,649       61.9
                                                                ----------      -----         ----------      -----
  Total certificates of deposit...........................       2,122,116       83.1          2,134,969       82.2
                                                                ----------      -----         ----------      -----
   Total deposits.........................................      $2,552,946      100.0%        $2,600,869      100.0%
                                                                ==========      =====         ==========      =====

  Repurchase Agreements: From time to time the Company enters into reverse repurchase agreements by which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to 30 days). The Company deals only with dealers perceived by management to be financially strong and who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board. Repurchase agreements outstanding at June 30, 1996, totaled $53.4 million with no comparable amount at June 30, 1995. In the six months ended June 30, 1996, the Company borrowed net funds from repurchase agreements of $53.4 million compared to $43.6 million of funds borrowed and repaid during the six months ended June 30, 1995.

  Loan Fundings: The Company funded $1.4 million of gross loans (excluding the Company's refinancings) in the six months ended June 30, 1996 compared to $15.4 million in the same period of 1995. The closing of the Company's wholesale and correspondent lending operations in the fourth quarter of 1994 resulted in reduced loan fundings in 1995 and a significant decrease in loan fundings during the first six months of 1996.

  Contingent or potential uses of funds: The Company had no unfunded loans at June 30, 1996, compared to $2.2 million at June 30, 1995.

  Liquidity: OTS regulations require the maintenance of an average regulatory liquidity ratio of at least 5% of deposits and short-term borrowings. the Bank's average regulatory liquidity ratio was 6.36% and 5.28% for the six months ended June 30, 1996 and 1995, respectively.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

  The Bank was named as a defendant in a purported class action lawsuit alleging violations of federal securities laws in connection with the offering of common stock by the Bank in 1994 as part of the Bank's previously reported 1994 Restructuring and Recapitalization. The suit was filed by Harbor Finance Partners ("Harbor") in an alleged class action complaint in the United States District Court-Central District of California on July 28, 1995 and originally named as defendants the Bank, Citadel Holding Co., Richard M. Greenwood (the Bank's chief executive officer and Citadel's former chief executive officer), J.
P. Morgan Securities, Inc., and Deloitte & Touche. The suit alleged that false or misleading information was provided by the defendants in connection with the Bank's 1994 Restructuring and Recapitalization and stock offering and that the defendants knew and failed to disclose negative information concerning the Bank. A motion to dismiss the original complaint was filed by the Bank, and was granted without opposition. The amended complaint did not include J. P. Morgan Securities, Inc. and Deloitte & Touche as defendants and contained some factual and legal contentions which were different from those set forth originally. On May 21, 1996, the court granted the Bank's motion to dismiss the first amended complaint, but granted leave to amend. Following the filing of a second amended complaint, the Bank filed a motion to dismiss. At a hearing on July 22, 1996, the court ruled that the case should be dismissed with prejudice and a formal order to that effect was submitted to the court for execution. Harbor lodged certain objections to the proposed order, including objections that the state law claims in the second amended complaint should not be dismissed with prejudice. The court's Order of Dismissal was entered on August 5, 1996 and provided that all claims asserted in the second amended complaint under federal law were dismissed with prejudice and those under state law were dismissed without prejudice to their renewal in state court pursuant to 28 U.S.C.
(S)1367(b)(3).

  Both the original complaint filed by Harbor and the amended complaints raised certain issues previously pleaded in a wrongful termination and defamation action brought by William Strocco against the Bank and Citadel, which was filed in Los Angeles County Superior Court on March 9, 1995 although the nature and use of the same varies in the three pleadings. Plaintiff in the Strocco case is a former manager of the Bank's REO department who alleged, among other things, that his employment was terminated in violation of public policy and was a result of breaches of his implied employment contract and the implied covenant of good faith and fair dealing based on the notion that he objected to various aspects of the Bank's 1994 Restructuring and Recapitalization, including the selling of REO properties in bulk sales, as not in the best interests of the Bank, and that he asserted that the same were not fully disclosed to potential investors and to the OTS. Plaintiff also seeks damages for defamation and interference with contractual relationship. In July 1996, the Los Angeles Superior Court granted Citadel's motion for summary judgment to dismiss it as a defendant in the Strocco litigation. A motion for summary adjudication of issues, which is directed at the major issues of the case, has been filed by the Bank and is set for hearing on September 4, 1996.

  The William Strocco complaint seeks damages, including punitive damages, in an unspecified amount. The Bank believes that Mr. Strocco's claims are meritless and plans to vigorously contest them.

  In addition, the Bank is a defendant in several individual and purported class actions brought by several borrowers which raise similar claims with respect to the manner in which the Bank serviced certain adjustable rate mortgages which were originated during the period 1983 through 1988. The actions have been filed between July 1, 1992 and February of 1995. In one case the Bank won a summary judgement in Federal District Court. This judgment was appealed. On July 25, 1996, the Ninth Circuit Court of Appeals filed its opinion which affirmed in part, reversed in part and remanded back to the Federal District Court for further hearing. In three Los Angeles Superior Court cases, judgment in favor of the Bank was recently entered. Plaintiff has appealed in all three cases. Two other cases are pending in the Los Angeles Superior Court. The plaintiffs' principal claim is that the Bank selected an inappropriate review date to consult the index upon which the rate adjustment is based that was one or two months earlier than what was required under the terms of the notes. In a declining interest rate environment, the lag effect of an earlier review period defers the benefit to the borrower of such decline, and the reverse would be true in a rising interest rate environment. The Bank strongly disputes these contentions and is vigorously defending these suits. The legal responsibility and financial exposure of these claims presently cannot be reasonably ascertained and, accordingly, there is a risk that the final outcome of one or more of these claims could result in the payment of monetary damages which could be material in relation to the financial condition or primarily results of operations of the Bank. At this point, the Bank does not believe the likelihood of such a result is probable and has not established any specific litigation reserves with respect to such lawsuits.

     The Bank has settled an aggregate of $18.3 million of claims asserted by a purchaser of assets from the Bank in a 1994 bulk sale transaction. Pursuant to the terms of the settlement, the Bank received $0.4 million and the parties executed mutual releases with respect to all claims arising out of that particular bulk sale transaction.

     In the normal course of business, the Company and certain of its subsidiaries have a number of other lawsuits or claims pending. The Company's management and its counsel believe that none of the lawsuits or claims pending will have a materially adverse impact on the financial condition or business of the Company.

     An adverse outcome with respect to the foregoing claims could have a material adverse effect on the Company's financial condition, results of operations and the Bank's regulatory capital.

ITEM 2.  CHANGES IN SECURITIES

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At an annual meeting of shareholders held on April 24, 1996, the shareholders reelected George Gibbs, Jr., Lilly V. Lee, Mark K. Mason, Gordon V. Smith and W. Pendleton Tudor, to the Board of Directors of Fidelity to serve for one to three year terms, approved an Agreement and Plan of Reorganization under which all of the outstanding common stock of the Bank will be converted automatically, on a one-for-one basis, into all of the outstanding common stock of a newly formed Delaware corporation, Bank Plus, with Bank Plus becoming the holding company for the Bank, and ratified the appointment of Deloitte & Touche LLP as Fidelity's independent public accountants for 1996. Of the 18,242,465 shares of Class A Common Stock outstanding as of the record date, March 26, 1996, the following indicates the number of votes cast for and against, as well as the number of votes abstaining and broker non-votes, with respect to each of the five directors, the formation of Bank Plus as the holding company for the Bank and the ratification of Deloitte & Touche LLP:


                                                                                        NUMBER OF VOTES
                                                                   ----------------------------------------------------
                                                                                                               BROKER
                                                                      FOR          AGAINST       ABSTAIN      NON-VOTES
                                                                   ----------      -------       -------      ---------
Proposal 1 - Election of Directors:
     George Gibbs, Jr. .......................................     16,343,125        6,300           --             N/A
     Lilly V. Lee.............................................     16,343,025        6,400           --             N/A
     Mark K. Mason............................................     16,342,925        6,500           --             N/A
     Gordon V. Smith..........................................     16,343,125        6,300           --             N/A
     V. Pendleton Tudor.......................................     16,343,125        6,300           --             N/A

Proposal 2 - Agreement and Plan of Reorganization.............     11,363,165       94,537          552       4,891,171

Proposal 3 - Ratification of Independent Public Accountants...     16,195,514       89,362          952          63,597

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

Exhibit                                                                   Sequential
  No.                       Description                                   Page Number
- -------                     -----------                                   -----------
2.1       Agreement and Plan of Reorganization, dated as of March 27,          *
          1996, among Fidelity, Bank Plus Corporation and Fidelity
          Interim Bank.
3.1       Amended and Restated Charter S of the Bank (incorporated by          *
          reference to Exhibit 4.1 to the Form 10-K filed with the
          OTS for the fiscal year ended December 31, 1994 (Docket No.
          5770)(the "1994 Form 10-K")).
3.2       Amended and Restated Bylaws of the Bank, as amended                  *
          (incorporated by reference to Exhibit 3.2 of the Form OC of which the Offering Circular dated November 9, 1995 is a
          part (Docket No. 5770)(the "1995 Form OC")).
3.3       Form of Certificate of Resolutions adopting the First                *
          Supplemental Section to Section 5(B) of the Amended and
          Restated Charter S of the Bank relating to Series A
          Preferred Stock (incorporated by reference to Exhibit 3.3
          to the 1995 Form OC).
4.1       Specimen of Class A Common Stock Certificate (incorporated           *
          by reference to Exhibit 4.1 to the Form OC of which the
          Offering Circular dated July 12, 1994 is a part (Docket
          No. 5770)(the "1994 Form OC")).
4.2       Specimen of Class C Common Stock Certificate (incorporated           *
          by reference to Exhibit 4.3 to the 1994 Form OC).
4.3       Specimen of Right to purchase Class A and Class C Common             *
          Stock (incorporated by reference to Exhibit 4.3 of the 1995
          Form OC).
4.4       Registration Rights Agreement dated as of June 30, 1994,             *
          between Fidelity, Citadel and certain holders of Class C
          Common Stock of Fidelity Federal Bank (incorporated by
          reference to Exhibit 4.3 to the Form 10-Q filed with the OTS for the quarterly period ended on June 30, 1994 (Docket No.
          5770)(the "Form 10-Q")).
4.5       Stockholders Agreement, dated as of June 30, 1994, between           *
          Citadel and Fidelity (incorporated by reference to Exhibit
          4.4 to the Form 10-Q).
4.6       Form of Indenture relating to senior notes (incorporated by          *
          reference to Exhibit 4.6 of the 1995 Form OC).
10.1      Settlement Agreement between Fidelity, Citadel and certain           *
          lenders, dated as of June 3, 1994 (the "Letter Agreement")
          (incorporated by reference to Exhibit 10.18 to the 1994
          Form OC).
10.2      Amendment No. 1 to Letter Agreement, dated as of June 20,            *
          1994 (incorporated by reference to Exhibit 10.2 to the
          Form 10-Q).
10.3      Amendment No. 2 to Letter Agreement, dated as of July 28, 1994       *
          (incorporated by reference to Exhibit 10.3 to the Form 10-Q).
10.4      Amendment No. 3 to Letter Agreement, dated as of August 3, 1994      *
          (incorporated by reference to Exhibit 10.4 to the Form 10-Q).
10.5      Mutual Release, dated as of August 4, 1994, between Fidelity,        *
          Citadel and certain lenders (incorporated by reference to
          Exhibit 10.5 to the Form 10-Q).
10.6      Mutual Release between Fidelity, Citadel and The Chase               *
          Manhattan Bank, NA, dated June 17, 1994, (incorporated by
          reference to Exhibit 10.6 to the Form 10-Q).
10.7      Loan and REO Purchase Agreement (Primary), dated as of July 13,      *
          1994, between Fidelity and Colony Capital, Inc. (incorporated by reference to Exhibit 10.7 to the Form 10-Q).
10.8      Real Estate Purchase Agreement, dated as of August 3, 1994,          *
          between Fidelity and CRI (incorporated by reference to Exhibit
          10.8 to the Form 10-Q).


Exhibit                                                                      Sequential
  No.                       Description                                      Page Number
- -------                     -----------                                      -----------
10.9      Loan and REO Purchase Agreement (Secondary), dated as of July 12,       *
          1994, between Fidelity and EMC Mortgage Corporation (incorporated by reference to Exhibit 10.9 to the Form 10-Q).
10.10     Loan and REO Purchase Agreement (Secondary), dated as of July 21,       *
          1994, between Fidelity and International Nederlanden (US) Capital
          Corporation, Farallon Capital Partners, L.P., Tinicum Partners,
          L.P. and Essex Management Corporation (incorporated by reference to Exhibit 10.10 to the Form 10-Q).
10.11     Purchase of Assets and Liability Assumption Agreement by and            *
          between Home Savings of America, FSB and Fidelity, dated as of
          July 19, 1994 (incorporated by reference to Exhibit 10.11 to the
          Form 10-Q).
10.12     Promissory Note, dated July 28, 1994, by CRI in favor of Fidelity       *
          and related loan documents (3943 Veselich Avenue)(incorporated by reference to Exhibit 10.12 to the Form 10-Q).
10.13     Promissory Note, dated July 28, 1994, by CRI in favor of Fidelity       *
          and related loan documents (23200 Western Avenue)(incorporated by reference to Exhibit 10.13 to the Form 10-Q).
10.14     Promissory Note, dated August 3, 1994, by CRI in favor of Fidelity      *
          and related loan documents (1661 Camelback Road)(incorporated by reference to Exhibit 10.14 to the Form 10-Q).
10.15     Guaranty Agreement, dated August 3, 1994, by Citadel in favor of        *
          Fidelity (incorporated by reference to Exhibit 10.15 to the Form
          10-Q).
10.16     Tax Disaffiliation Agreement, dated as of August 4, 1994, by and        *
          between Citadel and Fidelity (incorporated by reference to
          Exhibit 10.16 to the Form 10-Q).
10.17     Option Agreement, dated as of August 4, 1994, by and between            *
          Fidelity and Citadel (incorporated by reference to Exhibit 10.17 to the Form 10-Q).
10.18     Executive Employment Agreement, dated as of June 2, 1995, between       *
          Richard M. Greenwood and Fidelity (incorporated by reference to
          Exhibit 10.18 to the 1995 Form OC).
10.19     Amended Service Agreement between Fidelity and Citadel dated as         *
          of August 1, 1994 (incorporated by reference to Exhibit 10.19 to the Form 10-Q).
10.20     Side letter, dated August 3, 1994, between Fidelity and CRI             *
          (incorporated by reference to Exhibit 10.20 to the Form 10-Q).
10.21     Placement Agency Agreement, dated July 12, 1994, between Fidelity,      *
          Citadel and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.21 to the Form 10-Q).
10.22     Stock Purchase Agreement, dated as of August 3, 1994, between           *
          Fidelity and Citadel (incorporated by reference to Exhibit 10.22 to the Form 10-Q).
10.23     Litigation and Judgement Assignment and Assumption Agreement,           *
          dated as of August 3, 1994, between Fidelity and Citadel
          (incorporated by reference to Exhibit 10.23 to the Form 10-Q).
10.24     1996 Equity Incentive Plan.                                             *
10.25     Retirement Plan for Non-Employee Directors (incorporated by             *
          reference to Exhibit 10.26 to the 1994 Form 10-K).
10.26     Form of Severance Agreement between the Bank and each of Messrs.        *
          Johnson and Osborne (incorporated by reference to Exhibit 10.27 to the Form 1994 10-K).
10.27     Form of Severance Agreement between the Bank and each of Messrs.        *
          Condon, Evans, Mason, Stutz and Taylor (incorporated by reference to Exhibit 10.27 to the 1995 Form OC).
10.28     Form of Severance Agreement between the Bank and each of Messrs.        *
          Michel and Renstrom (incorporated by reference to Exhibit 10.28 to the 1995 Form OC).
10.29     Form of Incentive Stock Option Agreement between the Bank and           *
          certain officers (incorporated by reference to Exhibit 10.28 to the 1994 Form 10-K).

                                      30

Exhibit                                                                      Sequential
  No.                       Description                                      Page Number
- -------                     -----------                                      -----------
10.30     Form of Non-Employee Director Stock Option Agreement between the        *
          Bank and certain directors (incorporated by reference to Exhibit
          10.29 to the 1994 Form 10-K).
10.31     Loan and REO Purchase Agreement, dated as of December 15, 1994          *
          between Fidelity and Berkeley Federal Bank & Trust FSB (incor-
          porated by reference to Exhibit 10.30 to the 1994 Form 10-K).
10.32     Standard Office Lease-Net, dated July 15, 1994, between the             *
          Bank and 14455 Ventura Blvd., Inc. (incorporated by reference to Exhibit 10.31 to the 1994 Form 10-K).
10.33     Loan Servicing Purchase and Sale Agreement dated March 31, 1995         *
          between the Bank and Western Financial Savings Bank, FSB
          (incorporated by reference to Exhibit 10.32 to the Form 10-Q filed with the OTS for the quarterly period ended March 31, 1995).
10.34     Supervisory Agreement dated June 28, 1995 between Fidelity and          *
          the OTS (incorporated by reference to Exhibit 10.33 to the Form
          10-Q filed with the OTS for the quarterly period ended June 30,
          1995).
10.35     Form of Indemnity Agreement between the Bank and its directors          *
          and senior officers (incorporated by reference to Exhibit 10.35 to the 1995 Form OC).
10.36     Letter from the OTS to the Bank dated December 8, 1995, termin-         *
          ating the Supervisory Agreement as of the date of the letter
          (incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the OTS for the fiscal year ended December 31,
          1995 (Docket No. 5770)).
10.37     Loan Servicing Purchase and Sale Agreement dated May 15, 1996 between Fidelity and Western Financial Savings Bank.
27.       Financial Data Schedule.

    (b) Reports on Form 8-K
        None

* Previously filed

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BANK PLUS CORPORATION
                                       Registrant



Date: August 8, 1996                         /s/ Richard M. Greenwood
                                       ---------------------------------------
                                                 Richard M. Greenwood
                                        President and Chief Executive Officer;
                                             Vice Chairman of the Board



Date: August 8, 1996                         /s/ William L. Sanders
                                       ---------------------------------------
                                                 William L. Sanders
                                            Executive Vice President and
                                              Chief Financial Officer