Form 10-Q
period 1996-09-30
BANK PLUS CORP
filed 1996-11-06
CIK 1012616

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                --------------

                                   FORM 10-Q
(Mark One)
     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


                                      OR

     [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________to _______________

                         COMMISSION FILE NUMBER 0-28292

                                --------------

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

                                --------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [_]
                                                ---         ---

  As of November 1, 1996, Registrant had outstanding 18,242,965 shares of Common Stock, par value $.01 per share.

================================================================================

                             BANK PLUS CORPORATION



                                     INDEX

                                                                                  PAGE
                                                                                  ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition (Unaudited) as of
          September 30, 1996 and December 31, 1995..............................    1

          Consolidated Statements of Operations (Unaudited) for the quarters
          and nine months ended September 30, 1996 and 1995.....................    2

          Consolidated Statements of Cash Flows (Unaudited) for the quarters
          and nine months ended September 30, 1996 and 1995.....................    3

          Notes to Consolidated Financial Statements............................    5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................    9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.....................................................   28

Item 2.   Changes in Securities.................................................   29

Item 3.   Defaults Upon Senior Securities.......................................   29

Item 4.   Submission of Matters to a Vote of Security Holders...................   29

Item 5.   Other Information.....................................................   29

Item 6.   Exhibits and Reports on Form 8-K......................................   30

          a. Exhibits...........................................................   30

          b. Reports on Form 8-K................................................   32

                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                           SEPTEMBER 30,    DECEMBER 31,
                                                1996            1995
                                           -------------    ------------
                                            (Unaudited)
ASSETS:
 Cash and cash equivalents..............      $   57,433      $   94,794
 Investment securities available for
  sale, at fair value...................         215,704          94,305
 Investment securities held to
  maturity, at amortized cost (fair
  value of $7,366 at September 30, 1996)           7,378              --

 Mortgage-backed securities available
  for sale, at fair value...............         110,429          31,733
 Mortgage-backed securities held to
  maturity, at amortized cost (fair
  value approximates cost)..............          31,421              --

 Loans receivable, net of allowances of
  $62,832 and $89,435 at September 30,
  1996 and December 31, 1995,
  respectively..........................       2,743,085       2,935,116

 Interest receivable....................          21,111          20,162
 Investment in FHLB stock...............          51,514          49,425
 Real estate owned, net.................          25,216          19,521
 Premises and equipment, net............          32,535          34,333
 Other assets...........................          27,383          20,055
                                              ----------      ----------
                                              $3,323,209      $3,299,444
                                              ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
  Deposits..............................      $2,516,769      $2,600,869
  FHLB advances.........................         339,028         292,700
  Commercial paper......................          95,000          50,000
  Mortgage-backed notes.................         100,000         100,000
  Other liabilities.....................          62,653          26,832
                                              ----------      ----------
                                               3,113,450       3,070,401
                                              ----------      ----------

 Preferred stock issued by consolidated
  subsidiary............................          51,750          51,750

 Stockholders' equity:
  Common stock, par value $.01 per
   share; 78,500,000 shares authorized;
   18,242,965 shares outstanding at
   September 30, 1996 and 18,242,465
   at December 31, 1995.................             182             182
  Paid-in capital.......................         261,918         262,151
  Unrealized (losses) gains on
   securities...........................            (952)            788
  Accumulated deficit...................        (103,139)        (85,828)
                                              ----------      ----------
                                                 158,009         177,293
                                              ----------      ----------
                                              $3,323,209      $3,299,444
                                              ==========      ==========

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  QUARTER ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                           ---------------------------   ---------------------------
                                               1996           1995           1996           1995
                                           ------------   ------------   ------------   ------------
                                                                  (Unaudited)
INTEREST INCOME:
 Loans..................................   $    52,142     $   57,559    $   162,418    $  170,518
 Mortgage-backed securities.............         1,617            582          2,877         3,046
 Investment securities and other........         5,261          3,559         13,335        11,227
                                           -----------     ----------    -----------    ----------
  Total interest income.................        59,020         61,700        178,630       184,791
                                           -----------     ----------    -----------    ----------
INTEREST EXPENSE:
 Deposits...............................        29,808         33,513         90,630        94,796
 FHLB advances..........................         3,827          4,154         10,669        13,285
 Other borrowings.......................         4,140          5,951         12,482        23,803
                                           -----------     ----------    -----------    ----------
  Total interest expense................        37,775         43,618        113,781       131,884
                                           -----------     ----------    -----------    ----------
NET INTEREST INCOME.....................        21,245         18,082         64,849        52,907
 Provision for estimated loan losses....         3,900          8,773         11,710        23,924
                                           -----------     ----------    -----------    ----------

NET INTEREST INCOME AFTER PROVISION FOR
 ESTIMATED LOAN LOSSES..................        17,345          9,309         53,139        28,983
                                           -----------     ----------    -----------    ----------
NONINTEREST INCOME (EXPENSE):
 Loan fee income........................           462            831          1,836         3,210
 Gains on loan sales, net...............             3             15              9           661
 Fee income from sale of uninsured
  investment products...................         1,005            878          3,296         3,242
 Fee income on deposits.................           761            823          2,319         2,592
 Gains on securities and trading
  activities, net.......................           610             --            762         4,098
 Gains on sale of servicing.............            --            183             --         4,502
 Other..................................          (186)           100            (80)         (152)
                                           -----------     ----------    -----------    ----------
                                                 2,655          2,830          8,142        18,153
                                           -----------     ----------    -----------    ----------
 Provision for estimated real estate
  losses................................          (731)        (1,229)        (1,977)       (2,773)
 Direct costs of real estate
  operations, net.......................        (1,393)        (1,023)        (4,417)       (4,264)
                                           -----------     ----------    -----------    ----------
                                                (2,124)        (2,252)        (6,394)       (7,037)
                                           -----------     ----------    -----------    ----------
 Total noninterest income...............           531            578          1,748        11,116
                                           -----------     ----------    -----------    ----------
OPERATING EXPENSE:
 Personnel and benefits.................         7,358          8,671         21,164        26,696
 Occupancy..............................         2,490          3,188          7,896         9,332
 FDIC insurance.........................         1,850          2,043          5,812         6,162
 Professional services..................         2,922          3,394          8,205         7,991
 Office-related expenses................           867            974          2,799         3,390
 Other..................................         1,946          2,196          4,722         5,081
                                           -----------     ----------    -----------    ----------
                                                17,433         20,466         50,598        58,652
 SAIF special assessment................        18,000             --         18,000            --
                                           -----------     ----------    -----------    ----------
  Total operating expense...............        35,433         20,466         68,598        58,652
                                           -----------     ----------    -----------    ----------
LOSS BEFORE INCOME TAXES................       (17,557)       (10,579)       (13,711)      (18,553)
 Income tax (benefit) expense...........        (1,186)            --         (1,093)            4
                                           -----------     ----------    -----------    ----------
LOSS BEFORE DIVIDENDS ON PREFERRED STOCK
 OF SUBSIDIARY..........................       (16,371)       (10,579)       (12,618)      (18,557)
 Dividends on preferred stock of
  subsidiary............................         1,553             --          4,658            --
                                           -----------     ----------    -----------    ----------
LOSS APPLICABLE TO COMMON STOCKHOLDERS..   $   (17,924)    $  (10,579)   $   (17,276)   $  (18,557)
                                           ===========     ==========    ===========    ==========
LOSS PER COMMON SHARE...................   $     (0.98)    $    (1.63)   $     (0.95)   $    (2.86)
                                           ===========     ==========    ===========    ==========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING............................    18,242,715      6,492,465     18,242,549     6,492,465
                                           ===========     ==========    ===========    ==========

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                            (DOLLARS IN THOUSANDS)


                                                  QUARTER ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                           ---------------------------   ---------------------------
                                               1996           1995           1996           1995
                                           ------------   ------------   ------------   ------------
                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Losses.................................     $ (16,371)     $ (10,579)     $ (12,618)    $ (18,557)
 Adjustments to reconcile loss to net cash
  provided by (used in) operating
   activities:
   Provisions for estimated loan and
    real estate losses..................         4,631         10,002         13,687        26,697
   Gains on sale of loans and securities          (613)           (15)          (771)       (4,759)
   Amortization of deferred items, net..          (670)          (912)        (1,679)       (2,446)
   FHLB stock dividend..................          (804)          (588)        (2,179)       (1,764)
   Depreciation and amortization........           961          1,346          2,931         4,370
 Purchases of mortgage-backed
  securities held for trading...........       (25,013)            --        (25,013)           --
 Principal repayments of MBS held for
  trading...............................            38             --             38            --
 Proceeds from sales of MBS held for
  trading...............................        24,971             --         24,971            --
 Proceeds from sales of loans held for
  sale..................................            --            703             --         1,993
 Interest receivable decrease (increase)           257           (518)          (949)         (416)
 Other assets (increase) decrease.......          (355)         1,202         (7,121)       (3,294)
 Interest payable increase..............         2,418          6,271          2,500         9,566
 Other liabilities increase (decrease)..        28,500         (1,403)        33,165        (3,891)
                                             ---------      ---------     ----------    ----------
   Net cash provided by operating
    activities..........................        17,950          5,509         26,962         7,499
                                             ---------      ---------     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investment securities
  available for sale....................       (50,288)          (350)      (201,313)      (45,919)
 Maturities of investment securities
  available for sale....................            --          5,000         22,950        10,000
 Proceeds from sales of investment
  securities available for sale.........        48,765             --         48,765       102,061
 Purchases of investment securities
  held to maturity......................            --             --             --       (25,001)
 Maturities of investment securities
  held to maturity......................            --             --             --        10,000
 Purchases of MBS available for sale....       (98,200)            --       (137,161)      (27,858)
 Principal repayments of MBS available
  for sale..............................           488            969          3,247         4,967
 Proceeds from sales of MBS available
  for sale..............................        20,332             --         40,490       162,365
 Purchases of MBS held to maturity......       (15,869)            --        (15,869)      (16,234)
 Principal repayments of MBS held to
  maturity..............................            --             --             --         3,408
 Loans receivable decrease..............        48,807         34,723        147,003        93,056
 Net proceeds from sales of real estate.         8,777          5,907         26,374        13,549
 Net (additions to) dispositions of
  premises and equipment................           (90)         1,030         (1,111)        2,463
                                             ---------      ---------     ----------    ----------
   Net cash (used in) provided by
    investing activities................       (37,278)        47,279        (66,625)      286,857
                                             ---------      ---------     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Demand deposits and passbook savings
  decrease..............................       (15,343)        (9,265)      (117,083)      (73,315)
 Certificate accounts (decrease)
  increase..............................       (20,834)       (62,524)        32,983        41,634
 Payments of dividends on preferred
  stock of subsidiary...................        (1,553)            --         (4,658)           --
 Proceeds from FHLB advances............       106,631             --        106,631        80,000
 Repayments of FHLB advances............          (303)            --        (60,303)     (120,000)
 Short-term borrowings (decrease)
  increase..............................       (57,357)        (5,600)        45,000      (247,000)
 Other financing activity...............          (232)            --           (268)           --
                                             ---------      ---------     ----------    ----------
  Net cash provided by (used in)
   financing activities.................        11,009        (77,389)         2,302      (318,681)
                                             ---------      ---------     ----------    ----------
   Net decrease in cash and cash
    equivalents.........................        (8,319)       (24,601)       (37,361)      (24,325)
  Cash and cash equivalents at the
   beginning of the period..............        65,752         74,341         94,794        74,065
                                             ---------      ---------     ----------    ----------
Cash and Cash Equivalents at End of          $  57,433      $  49,740     $   57,433    $   49,740
 Period.................................     =========      =========     ==========    ==========

                         (Continued on following page)

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (DOLLARS IN THOUSANDS)


                                                  QUARTER ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                           ---------------------------   ---------------------------
                                               1996           1995           1996           1995
                                           ------------   ------------   ------------   ------------
                                                                  (Unaudited)
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash (paid) received during the period
  for:
  Interest on deposits, advances and
   other borrowings.....................     $(34,844)       $(34,660)     $(109,414)    $(119,907)
  Income taxes..........................          (45)            467            257           378

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND
 FINANCING ACTIVITIES:
 Additions to real estate acquired
  through foreclosure...................        14,205         19,012         35,425        47,361
 Loans originated to finance sale of
  real estate acquired through
  foreclosure...........................            --          2,134          1,379         7,604
 Loans originated to finance sale of
  office building through foreclosure               --             --             --         5,339
 Transfers from held to maturity to
  available for sale portfolio:
   Loans................................            --             --             --        68,995
   Investment securities................            --             --             --       141,678
   Mortgage-backed securities...........            --             --             --        16,404
 Transfer from available for sale to
  held to maturity portfolio:
   Investment securities................         7,378             --           7,378           --
   Mortgage-backed securities...........        15,552             --          15,552        3,603
 Mortgage loans exchanged for
  mortgage-backed securities............            --             --              --      112,840

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     THREE MONTHS ENDED SEPTEMBER 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  In May 1996, Fidelity Federal Bank, A Federal Savings Bank ("Fidelity" or the "Bank"), completed a reorganization pursuant to which all of the outstanding common stock of Fidelity were converted on a one-for-one basis into all of the outstanding common stock of a recently formed Delaware corporation, Bank Plus Corporation ("Bank Plus"), and Bank Plus became the holding company for Fidelity (the "Reorganization"). Bank Plus' headquarters are in Los Angeles, California and its principal operating subsidiaries are Fidelity and Gateway Investment Services, Inc. ("Gateway"), which prior to the Reorganization was a subsidiary of the Bank. Bank Plus currently has no significant business or operations other than serving as the holding company for Fidelity and Gateway. Unless otherwise indicated, references to the "Company" include Bank Plus, Fidelity, Gateway, and all subsidiaries of Fidelity and Bank Plus. All references to "Fidelity" prior to the Reorganization include Gateway.

  The Company offers a broad range of consumer financial services, including demand and term deposits, and loans to consumers, through 33 full-service branches, all of which are located in Southern California, principally in Los Angeles and Orange counties. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior periods' consolidated financial statements to conform to the current period presentation. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the entire year of 1996.

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

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     THREE MONTHS ENDED SEPTEMBER 30, 1996

Supplementary Loss per Share Data

  Assuming that 18,242,965 shares of Common Stock were issued at the beginning of 1995, the net loss per common share would have been $0.58 and $1.02 for the quarter and nine months ended September 30, 1995, respectively.


2. INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

  The following table summarizes the Company's investment securities and mortgage-backed securities ("MBS") portfolios.

                                                                  UNREALIZED
                                           AMORTIZED   ---------------------------------    AGGREGATE
                                             COST       GAINS       LOSSES         NET      FAIR VALUE
                                           ---------   -------     --------     ---------   ----------
                                                             (DOLLARS IN THOUSANDS)
SEPTEMBER 30, 1996
Available for sale:
 Investment securities:
  U.S. Treasury and agency securities
   (1)..................................    $215,318    $1,213     $  (827)       $   386     $215,704
                                            --------    ------     -------        -------     --------
 MBS:
  FHLMC.................................      47,139       498          --            498       47,637
  GNMA..................................      36,989        31        (189)          (158)      36,831
  Participation certificates............      25,961        --          --             --       25,961
                                            --------    ------     -------        -------     --------
                                             110,089       529        (189)           340      110,429
                                            --------    ------     -------        -------     --------
   Total available for sale.............    $325,407    $1,742     $(1,016)           726     $326,133
                                            ========    ======     =======        -------     ========
Held to maturity:
 Investment securities:
  Other investments (2).................    $  7.378    $   --     $    --             --     $  7,378
                                            --------    ------     -------        -------     --------

 MBS:
  LIBOR asset trust.....................      31,421        --          --             --       31,421
                                            --------    ------     -------        -------     --------

   Total held to maturity...............    $ 38,799    $   --     $    --             --     $ 38,799
                                            ========    ======     =======                    ========
 Net unrealized losses on investment
  securities included in amortized cost
  (1)...................................                                           (2,264)
 Net unrealized gains, hedging
  activities............................                                              586
                                                                                  -------
  Net unrealized losses included in
   stockholders' equity.................                                          $  (952)
                                                                                  =======
DECEMBER 31, 1995
Available for sale:
 Investment securities:
  U.S. Treasury and agency securities
   (1)..................................    $ 84,200    $2,984     $    --       $  2,984     $ 87,184
  Other investments (2).................       7,099        52         (30)            22        7,121
                                            --------    ------     -------        -------     --------
                                              91,299     3,036         (30)         3,006       94,305
                                            --------    ------     -------        -------     --------
 MBS:
  FHLMC.................................       3,068        --         (30)           (30)       3,038
  FNMA..................................          55        36          --             36           91
  Participation certificates............      28,123       481          --            481       28,604
                                            --------    ------     -------        -------     --------
                                              31,246       517         (30)           487       31,733
                                            --------    ------     -------        -------     --------
   Total available for sale.............    $122,545    $3,553     $   (60)         3,493     $126,038
                                            ========    ======     =======                    ========
 Net unrealized losses on investment
  securities included in amortized cost
  (1)...................................                                           (3,366)
 Net unrealized gains, hedging
  activities............................                                              661
                                                                                  -------
  Net unrealized gains included in
   stockholders' equity.................                                          $   788
                                                                                  =======

---------------------
(1) Amortized cost of certain securities that were previously transferred from available for sale to held to maturity and back to available for sale, includes unamortized market value adjustments recorded at the time of transfer to the held to maturity portfolio.

(2) Represents U.S. Treasury securities which have been pledged as credit support to a securitization of loans by the Bank.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     THREE MONTHS ENDED SEPTEMBER 30, 1996

2. INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES (CONTINUED)

  The following table summarizes the weighted average yield of securities as of the dates indicated:



                             SEPTEMBER 30,     DECEMBER 31,
                                  1996             1995
                             --------------    --------------
Available for sale:
  Investment securities...            6.33%               4.70%
  MBS.....................            7.51                6.85
Held to maturity:
  Investment securities...            5.55%                 --
  MBS.....................            7.52                  --

  The following table presents the Company's securities at September 30, 1996 by contractual maturity. Actual maturities on MBS may differ from contractual maturities due to prepayments.


                                                      MATURITY
                            ------------------------------------------------------------
                            WITHIN    OVER 1 YEAR   OVER 5 YEARS    OVER 10
                            1 YEAR    TO 5 YEARS    TO 10 YEARS      YEARS       TOTAL
                            -------   -----------   ------------   ---------   ---------
                                                (DOLLARS IN THOUSANDS)
Available for sale:
 Investment securities...    $   --     $173,787      $   --        $ 41,917    $215,704
 MBS.....................        --           --       6,743         103,686     110,429
                             ------     --------      ------        --------    --------
                             $   --     $173,787      $6,743        $145,603    $326,133
                             ======     ========      ======        ========    ========
Held to maturity:
 Investment securities...    $2,278     $     --      $5,100        $     --    $  7,378
 MBS.....................        --           --          --          31,421      31,421
                             ------     --------      ------        --------    --------
                             $2,278     $     --      $5,100        $ 31,421    $ 38,799
                             ======     ========      ======        ========    ========

  The following gains and losses were realized from the sale of investment securities and MBS, the costs of which were computed on a specific identification method, during the periods indicated:

                                             QUARTER ENDED         NINE MONTHS ENDED
                                               SEPTEMBER 30,           SEPTEMBER 30,
                                           --------------------   ----------------------
                                             1996        1995       1996         1995
                                           --------    --------   ---------    ---------
                                                       (DOLLARS IN THOUSANDS)
Sales of investment securities and MBS:
 Available for sale.....................    $69,097     $  --      $ 89,255     $264,426
 Held for trading.......................     24,971        --        24,971           --
                                            -------     -----      --------     --------
                                            $94,068     $  --      $114,226     $264,426
                                            ========   ========    ========     ========
Gains (losses) on sales of securities:
 Gains..................................    $   541     $  --      $    776     $  3,903
 Losses.................................        (71)       --           (71)        (566)
                                            -------     -----      --------     --------
  Gains on sales of securities, net.....        470        --           705        3,337
----------------------------------------
 Gains on trading activities, net.......        140        --            57          761
                                            -------     -----      --------     --------
  Gains on securities and trading           $   610     $  --      $    762     $  4,098
   activities, net......................    =======     =====      ========     ========

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     THREE MONTHS ENDED SEPTEMBER 30, 1996

3.  SAVINGS ASSOCIATION INSURANCE FUND  ("SAIF") SPECIAL ASSESSMENT

  On September 30, 1996 legislation was enacted that would require member institutions to recapitalize the SAIF by paying a one-time special assessment of approximately 65.7 basis points on all assessable deposits as of March 31, 1995. The one-time special assessment resulted in the Bank recording an $18.0 million charge in additional SAIF premiums. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments--Insurance Premium Assessments."

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

RECENT DEVELOPMENTS

 Insurance Premium Assessments

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") directed the Federal Deposit Insurance Corporation ("FDIC") to establish a risk-based system for setting deposit insurance premium assessments. The FDIC has implemented such a system, under which an institution's insurance assessments will vary depending on the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC.

  Legislation was enacted on September 30, 1996, to address the disparity in bank and thrift deposit insurance premiums. The legislation will, among other things, impose a requirement on all SAIF member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately
65.7 basis points on all assessable deposits as of  March 31, 1995.

  This one-time special assessment of 65.7 basis points resulted in the Bank recording $18.0 million in additional SAIF premiums, gross of related tax benefits. As of September 30, 1996, after giving effect to the deduction of 65.7 basis point assessment, the Bank's core and risk-based capital ratios are 6.25% and 11.70%, respectively, and the Bank remains well capitalized under the Prompt Corrective Action ("PCA") regulations.

 Recapitalization and Reverse Stock Split

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

 Reorganization into Holding Company Structure

  In May 1996, Fidelity completed a holding company Reorganization pursuant to which all of the outstanding common stock of Fidelity was converted on a one-for-one basis into all of the outstanding common stock of Bank Plus, a recently formed Delaware corporation, and Bank Plus became the holding company for Fidelity. Effective May 17, 1996, Bank Plus Common Stock was listed on the Nasdaq National Market ("NASDAQ") under the symbol "BPLS".

 Business Strategy

  The Company's business strategy is to (i) improve the quality of its loan portfolio by reducing the level of problem assets through aggressive management including execution of the Accelerated Asset Resolution Plan (as discussed below), (ii) continue to increase operating efficiency by reducing and maintaining lower levels of operating expenses and (iii) be a consumer-focused provider of financial services, by enhancing its franchise to integrate its traditional services and products (deposit services, checking and savings accounts) with the offering of investment products by Gateway and consumer credit products through strategic partners. As a part of such strategy, management continues to explore new opportunities to expand the integrated sales platform, to increase fee income growth, and to build upon the use of technology in delivering financial products and services. The Company is examining the use of various electronic delivery systems, which includes an Internet bank solution, and software to enhance customer convenience and the Company's fee income opportunities. With regards to the software opportunity, Bank Plus has an investment of $525,000 in a software development company for which it expects to receive preferred stock of that company. Bank Plus has also loaned $443,908 to that company's principal, primarily secured by a significant block of common stock in the aforementioned software development company. The investment is of high risk and is speculative in nature. Bank Plus continues to explore the feasibility of acquiring the software development capability of that company.

  As a part of its business strategy, the Company is addressing issued raised in discussions with the OTS regarding plans to purchase assets (loans and securities) that may exceed $150 million in 1997. The plan, in general terms, is based upon certain risk adjusted return and liquidity objectives and is designed to increase the Company's securities and loan portfolios to enhance the Company's earning capabilities. The proposed increase in earning assets may be at a lower interest rate spread than the Company is currently yielding depending on available financing sources. Accordingly, if the plan is implemented, the Company's interest rate spread may decline. There can be no assurances, however, that management will reach an understanding with the OTS necessary to implement its asset growth plan.

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

  The Accelerated Asset Resolution Pool originally consisted of 411 assets with an aggregate gross book value of approximately $213.3 million with Accelerated Asset Resolution Pool reserves of $45 million. As of September 30, 1996, the Accelerated Asset Resolution Pool consisted of 203 assets with an aggregate gross book value of approximately $85.2 million, comprised primarily of accruing and nonaccruing multifamily real estate loans and REO properties. As of September 30, 1996, the Company had resolved assets with an aggregate gross book value of $128.1 million, and charged-off $18.2 million in Accelerated Asset Resolution Pool reserves.

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

 Continued Reduction of Operating Expenses

  During the first nine months of 1996 as compared to the same 1995 period, the Company reduced operating expenses, excluding the SAIF special assessment of $18.0 million, by $8.1 million or 13.7%, including reductions in personnel expenses of $5.5 million or 20.7%, which reflects a reduction of 25.4% in the nine month average number of full-time-equivalent employees (from 673 during 1995 to 502 during 1996).


RESULTS OF OPERATIONS

  The Company reported a loss of $16.4 million before dividends on preferred stock of subsidiary of $1.6 million, ($0.98 per common share after giving effect to the dividends on preferred stock of subsidiary, computed on the basis of 18,242,715 weighted average common shares outstanding) for the quarter ended September 30, 1996. Without the SAIF special assessment $18.0 million, the Company would have reported earnings of $1.6 million for the quarter ended September 30, 1996, before dividends on preferred stock of subsidiary. For the nine months ended September 30, 1996, losses were $12.6 million before dividends on preferred stock of subsidiary of $4.7 million ($0.95 per common share after giving effect to the dividends on preferred stock of subsidiary, computed on the basis of 18,242,549 weighted average common shares outstanding). Without the SAIF special assessment, the Company would have reported earnings of $5.4 million for the nine months ended September 30, 1996, before dividends on preferred stock of subsidiary. This compares to a loss of $10.6 million ($1.63 per common share; computed on the basis of 6,492,465 weighted average common shares outstanding) for the third quarter of 1995 and a loss of $18.6 million ($2.86 per common share; computed on the basis of 6,492,465 weighted average common shares outstanding) for the nine months ended September 30, 1995.

  Results of operations for the quarter ended September 30, 1996, as compared to the same period in 1995, were favorably impacted by: (a) increased net interest income of $3.2 million due primarily to the impact of lower interest rates on the Company's interest-bearing liabilities; (b) decreased provisions for estimated loan losses of $4.9 million; (c) decreased operating expenses of $ 3.0 million excluding the SAIF special assessment of $18.0 million and (d) increased income tax benefit of $1.2 million.

  Results of operations for the nine months ended September 30, 1996, as compared to the same period in 1995, were favorably affected by: (a) increased net interest income of $11.9 million, primarily due to the impact of lower interest rates on the Company's interest-bearing liabilities; (b) decreased provisions for estimated loan losses of $12.2 million; (c) decreased operating expenses of $8.1 million excluding the SAIF special assessment of $18.0 million and (d) increased income tax benefit of $1.1 million.. These favorable variances were partially offset by a reduction in noninterest income of $9.4 million, primarily due to: (a) decreased gains on sales of loans, investment securities and mortgage-backed securities of $3.9 million; and (b) a gain on sale of servicing of $4.5 million in the first and third quarters of 1995 with no comparable amounts in 1996.

NET INTEREST INCOME

  Net interest income is the difference between interest earned on loans, mortgage-backed securities and investment securities ("interest-earning assets") and interest paid on savings deposits and borrowings ("interest-bearing liabilities").

  For the quarter ended September 30, 1996, net interest income totaled $21.3 million, increasing by $3.2 million from $18.1 million for the comparable period in 1995. For the nine months ended September 30, 1996, net interest income totaled $64.8 million, increasing by $11.9 million from $52.9 million for the comparable period in 1995.

  Net interest income is affected by (a) the average volume and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities, (b) the level and volatility of market interest rates, (c) the level of nonaccruing loans ("NPLs") and (d) the interest rate spread between the yields earned and the rates paid.

  The following table presents the primary determinants of the Company's net interest income for the quarter ended September 30, 1996 and 1995:

                                                                QUARTER ENDED SEPTEMBER 30,
                                           ---------------------------------------------------------------------
                                                         1996                                 1995
                                           ---------------------------------   ---------------------------------
                                             AVERAGE                AVERAGE      AVERAGE                AVERAGE
                                              DAILY                  YIELD/       DAILY                  YIELD/
                                             BALANCE     INTEREST     RATE       BALANCE     INTEREST     RATE
                                           -----------   --------   --------   -----------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans..................................    $2,866,162    $52,142      7.28%    $3,125,633    $57,559      7.37%
 MBS....................................        89,335      1,617      7.24         34,807        582      6.69
 Investment securities..................       255,518      4,457      6.94        190,932      2,971      6.17
 Investment in FHLB stock...............        51,308        804      6.23         48,681        588      4.79
                                            ----------    -------               ----------    -------
   Total interest-earning assets........     3,262,323     59,020      7.24      3,400,053     61,700      7.26
                                                          -------                             -------
Noninterest-earning assets..............        56,713                              86,448
                                            ----------                          ----------
   Total assets.........................    $3,319,036                          $3,486,501
                                            ==========                          ==========

Interest-bearing liabilities:
 Deposits:
  Demand deposits.......................    $  293,778        791      1.07     $  301,590        701      0.92
  Savings deposits......................       130,985        950      2.88        156,802      1,043      2.64
  Time deposits.........................     2,102,184     28,067      5.30      2,239,372     31,769      5.63
                                            ----------    -------               ----------    -------
   Total deposits.......................     2,526,947     29,808      4.68      2,697,764     33,513      4.93
                                            ----------    -------

 Borrowings.............................       514,817      7,967      6.14        609,275     10,105      6.58
                                            ----------    -------               ----------    -------
  Total interest-bearing liabilities....     3,041,764     37,775      4.93      3,307,039     43,618      5.23
                                            ----------    -------                             -------
Noninterest-bearing liabilities.........        52,893                              31,970
Stockholders' equity....................       224,379                             147,492
                                            ----------                          ----------
Total liabilities and equity............    $3,319,036                          $3,486,501
                                            ==========                          ==========
Net interest income; interest rate
 spread.................................                  $21,245      2.31%                  $18,082      2.03%
                                                          =======     =====                   =======     =====

Net earning balance/net yield on
 interest-earning assets ("net interest
 margin")...............................    $  220,559                 2.64%    $   93,014                 2.17%
                                            ==========                =====     ==========                =====

Average nonaccruing loan balance
    included in average loan balance....    $   55,318                          $   75,666
                                            ==========                          ==========
Net delinquent interest reserve removed
    from interest income................                  $ 1,178                             $ 1,526
                                                          =======                             =======
Reduction in net yield on
 interest-earning assets due to
 delinquent interest (in basis points)..                                 14                                  18
                                                                      =====                               =====

  The following table presents the primary determinants of the Company's net interest income for the nine months ended September 30, 1996 and 1995:

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                           -----------------------------------------------------------------------
                                                        1996                                   1995
                                           ----------------------------------   ----------------------------------
                                             AVERAGE                 AVERAGE      AVERAGE                 AVERAGE
                                              DAILY                   YIELD/       DAILY                   YIELD/
                                             BALANCE     INTEREST      RATE       BALANCE     INTEREST      RATE
                                           -----------   ---------   --------   -----------   ---------   --------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans..................................    $2,934,439    $162,418      7.38%    $3,238,980    $170,518      7.02%
 MBS....................................        54,136       2,877      7.09         63,504       3,046      6.40
 Investment securities..................       211,158      11,156      7.06        198,875       9,463      6.36
 Investment in FHLB stock...............        50,604       2,179      5.75         48,080       1,764      4.91
                                            ----------    --------               ----------    --------
   Total interest-earning assets........     3,250,337     178,630      7.33      3,549,439     184,791      6.94
                                                          --------                             --------
Noninterest-earning assets..............        59,812                               90,791
                                            ----------                           ----------
   Total assets.........................    $3,310,149                           $3,640,230
                                            ==========                           ==========

Interest-bearing liabilities:
 Deposits:
  Demand deposits.......................    $  299,661       2,307      1.03     $  304,556       2,019      0.89
  Savings deposits......................       142,715       2,767      2.58        170,379       3,419      2.68
  Time deposits.........................     2,109,293      85,556      5.40      2,219,523      89,358      5.38
                                            ----------    --------               ----------    --------
   Total deposits.......................     2,551,669      90,630      4.73      2,694,458      94,796      4.70
                                            ----------    --------

 Borrowings.............................       489,701      23,151      6.30        762,717      37,088      6.50
                                            ----------    --------               ----------    --------
  Total interest-bearing liabilities....     3,041,370     113,781      4.98      3,457,175     131,884      5.10
                                            ----------    --------                             --------
Noninterest-bearing liabilities.........        42,400                               30,414
Stockholders' equity....................       226,379                              152,641
                                            ----------                           ----------
Total liabilities and equity............    $3,310,149                           $3,640,230
                                            ==========                           ==========
Net interest income; interest rate                        $ 64,849      2.35%                  $ 52,907      1.84%
 spread.................................                  ========     =====                   ========     =====

Net earning balance/net yield on
 interest-earning assets ("net interest
 margin")...............................    $  208,967                  2.67%    $   92,264                  1.97%
                                            ==========                 =====     ==========                 =====
Average nonaccruing loan balance
    included in average loan balance....    $   62,744                           $   79,245
                                            ==========                           ==========
Net delinquent interest reserve removed
    from interest income................                  $  4,496                             $  4,536
                                                          ========                             ========
Reduction in net yield on
 interest-earning assets due to
 delinquent interest (in basis points)..                                  18                                   17
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

                                           QUARTER ENDED SEPTEMBER 30, 1996      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                            COMPARED TO SEPTEMBER 30, 1995            COMPARED TO SEPTEMBER 30, 1995
                                                FAVORABLE (UNFAVORABLE)                  FAVORABLE (UNFAVORABLE)
                                         ------------------------------------    ------------------------------------
                                           VOLUME         RATE         NET          VOLUME        RATE        NET
                                         -----------   ---------   ----------    ------------   --------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Interest income:
 Loans................................     $(4,723)     $ (694)     $ (5,417)      $ (16,559)    $ 8,459     $(8,100)
 Mortgage-backed securities...........         983          52         1,035            (478)        309        (169)
 Investment securities................       1,085         401         1,486             609       1,084       1,693
 Investment in FHLB stock.............          33         183           216              97         318         415
                                           -------      ------      --------       ---------     -------    --------
  Change in total interest income.....      (2,622)        (58)       (2,680)        (16,331)     10,170      (6,161)
                                           -------      ------      --------       ---------     -------    --------

Interest expense:
 Deposits:
  Demand deposits.....................          19        (109)          (90)             33        (321)       (288)
  Savings deposits....................         181         (88)           93             530         122         652
  Time deposits.......................       1,900       1,802         3,702           3,991        (189)      3,802
                                           -------      ------      --------       ---------     -------    --------
    Total deposits....................       2,100       1,605         3,705           4,554        (388)      4,166
 Borrowings...........................       1,952         186         2,138          11,701       2,236      13,937
                                           -------      ------      --------       ---------     -------    --------
  Change in total interest expense....       4,052       1,791         5,843          16,255       1,848      18,103
                                           -------      ------      --------       ---------     -------    --------
Increase (decrease) in net interest
 income...............................     $ 1,430      $1,733      $  3,163       $     (76)    $12,018    $ 11,942
                                           =======      ======      ========       =========     =======    ========

  The $3.2 million increase in net interest income between the third quarter 1996 and the third quarter 1995 was primarily the result of decreased rates and level of average interest-bearing liabilities. This was partially offset by a decline in the rates and level of average interest-earning assets. The $11.9 million increase in net interest income between the nine months ended September 30, 1996 and the comparable period in 1995 was primarily due to increased rates on average interest-earning assets combined with a decline in the rates and level of average interest-bearing liabilities. This was partially offset by a decline in the level of average interest-earning assets.

  The rates on interest-earning assets and interest-bearing liabilities of the Company both tend to rise or fall in step with the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI"), the index to which most of the Company's loans are tied. However, due to reporting and contractual look-back periods contained in the Company's loan documents, the 93% of the Company's loans which are indexed to COFI, as with all COFI portfolios in the industry, do not reprice until some time after the industry liabilities composing COFI reprice. The Company's liabilities reprice in the same period as the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its adjustable rate mortgage ("ARM") loans indexed to COFI is approximately four months. As such, when rates rise sharply there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, net interest income will be positively affected. As interest rates continued to fall in the third quarter 1996, the Company's liabilities continued to reprice at lower rates throughout the quarter.

ASSET/LIABILITY MANAGEMENT

  To reduce fluctuations in net interest income, the Company maintains a loan portfolio with a yield that generally fluctuates in step with the cost of its liabilities. The Company has traditionally accomplished this by originating and purchasing primarily ARM loans for its portfolio. ARM loans comprised 97% of the total loan portfolio at September 30, 1996. All else being equal, to the extent that the composition of the Company's liabilities parallels the composition of COFI, changes in the Company's cost of funds should parallel changes in COFI. However, due to the lag in COFI-based ARMs repricing discussed above and depending upon the level of increase or decrease in interest rates, interim disparities do occur. The decline in short-term rates from 1990 to early 1993 contributed significantly to the Company's net interest margin. Subsequent increases in rates have caused a reduction in net interest income.
If interest rates increase again, the Company's net interest income may again be negatively impacted.

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

  During the third quarter of 1996, the Bank entered into an investment advisory agreement with an investment advisor, for a period of one year. Pursuant to this agreement, the advisor will recommend investments and execute investment purchases in accordance with the Bank's investment strategy. As part of its services, the advisor will make recommendations subject to prior approval and direction of the Bank. Under this agreement, outstanding forward commitments to purchase MBS to be announced ("TBA") ARMs totaled $26.3 million, with a fair value gain of $0.1 million at September 30, 1996. Also outstanding at September 30, 1996 are the following instruments which are hedging the forward commitments:


                                                             MATURITY/                             FAIR
           INSTRUMENT               UNAMORTIZED   NOTIONAL   EXERCISE    CURRENT        CAP        VALUE
                                      PREMIUM      AMOUNT      DATE       INDEX     RATE/STRIKE    LOSS
---------------------------------   -----------   --------   ---------   --------   ------------   -----
                                                            (DOLLARS IN THOUSANDS)
Interest Rate Cap................       $924       $21,000    Aug 2003     5.63%       7.00%         $23
Put option on Treasury Futures...         23         4,000    Feb 1997      107         102            7
                                        ----       -------                                           ---
                                        $947       $25,000                                           $30
                                        ====       =======                                           ===

  The following table sets out the maturity and rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1996. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods and based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                        AS OF SEPTEMBER 30, 1996
                                                                          MATURITY OR REPRICING
                                      ---------------------------------------------------------------------------------------------
                                       WITHIN 3         4-12            1-5         6-10       OVER 10
                                        MONTHS          MONTHS          YEARS        YEARS       YEARS        TOTAL
                                      ----------    ----------      ---------    --------    ---------    -----------
                                                                         (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Cash...............................   $   13,679      $         --     $     --     $    --     $     --     $   13,679
Investment securities (1)..........       53,792                --      178,887          --       41,917        274,596
MBS................................       28,320                --           --       6,743      106,787        141,850
Loans receivable:
 ARMs and other adjustables........    2,329,215           281,317      134,812       1,831          112      2,747,287
 Fixed rate loans..................          480             3,133        6,420      14,225       51,741         75,999
                                      ----------      ------------     --------     -------     --------     ----------
   Total gross loans receivable....    2,329,695           284,450      141,232      16,056       51,853      2,823,286
                                      ----------      ------------     --------     -------     --------     ----------
    Total..........................    2,425,486           284,450      320,119      22,799      200,557     $3,253,411
                                      ----------      ------------     --------     -------     --------     ==========
INTEREST-BEARING LIABILITIES:
 Deposits:
   Checking and savings accounts...      273,105                --           --          --           --     $  273,105
   Money market accounts...........       69,443                --           --          --           --         69,443
   Fixed maturity deposits:
    Retail customers...............      433,766         1,542,753      110,464         414          560      2,087,957
    Wholesale  customers...........        2,368             2,570        8,387          --           --         13,325
                                      ----------      ------------     --------     -------     --------     ----------
      Total deposits...............      778,682         1,545,323      118,851         414          560      2,443,830
                                      ----------      ------------     --------     -------     --------     ----------
 Borrowings:
   FHLB advances...................      319,028                --       20,000          --           --        339,028
   Other...........................       86,000           109,000           --          --           --        195,000
                                      ----------      ------------     --------     -------     --------     ----------
    Total borrowings...............      405,028           109,000       20,000          --           --        534,028
                                      ----------      ------------     --------     -------     --------     ----------
      Total........................    1,183,710         1,654,323      138,851         414          560     $2,977,858
                                      ----------      ------------     --------     -------     --------     ==========
REPRICING GAP......................   $1,241,776      $ (1,369,873)    $181,268     $22,385     $199,997
                                      ==========      ============     ========     =======     ========
GAP TO TOTAL ASSETS................        37.37%           (41.22)%       5.45%       0.67%        6.02%
                                      ==========      ============     ========     =======     ========
CUMULATIVE GAP TO TOTAL ASSETS.....        37.37%            (3.85)%       1.60%       2.27%        8.29%
                                      ==========      ============     ========     =======     ========

------------
(1) Investment securities include FHLB stock of $51.5 million.


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

  The Company's interest rate risk is reviewed on an ongoing basis. At June 30, 1996, the latest date for which information is available, the Company's interest rate sensitivity measure was in the 4th percentile (only 28% of institutions were less sensitive) of all institutions supervised by the OTS, as measured by the OTS' interest rate risk model. Due to the Company's level of interest rate risk, the Bank would not have been required to include an interest rate risk component in its risk-based capital had the new regulation regarding such inclusion been in effect at September 30, 1996. See "-- Regulatory Capital Compliance."

ASSET QUALITY

  The Company's loan portfolio is primarily located in Southern California and is comprised principally of single family and multifamily (2 units or more) residential loans. At September 30, 1996, 19% of the Company's real estate loan portfolio consisted of California single family residences, while another 11% and 62% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively. At December 31, 1995, 20% of the Company's real estate loan portfolio consisted of California single family residences while another 11% and 61% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively.

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

  California has been hit particularly hard by adverse economic conditions and Southern California has experienced the brunt of the economic downturn in the state. Though the Southern California economy continues to be characterized by higher unemployment than the national and state averages and real estate values that, in some cases, continue to decline, there are economic indicators that imply that the recovery is beginning to improve. There can be no assurances that these improved economic indicators will have a material impact on the Bank's portfolio in the near future as many factors key to recovery may be impacted adversely by the Federal Reserve Board's interest rate policy as well as other factors. Consequently, rents and real estate values may not stabilize, which may affect future delinquency and foreclosure levels and may adversely impact the Company's asset quality, earnings performance and capital levels.

  The Bank's internal asset review process reviews the quality and recoverability of each of those assets which exhibits credit risk to the Bank based on delinquency and other criteria in order to establish adequate specific valuation allowances and general valuation allowances. The Bank utilizes several analytical tools in determining the adequacy of its GVA. The Bank calculates an estimated range of possible loss by applying these analytics in conjunction with the application of judgment and knowledge of particular credits, economic trends, industry experience and other relevant factors to estimate the appropriate level of the GVA. Should any of the aforementioned factors vary materially in the near term the Company could experience the need to increase its allowance for loan losses which could result in a higher level of provisions for loan losses.

During the third quarter of 1996, total delinquent loans decreased $7.5 million, or 10.1%, from June 30, 1996. The following table presents loan delinquencies by number of days delinquent and by property type as of the dates indicated. All assets are reported net of specific reserves and writedowns.


                                           SEPTEMBER 30,       JUNE 30,       DECEMBER 31,
                                                1996             1996             1995
                                           --------------    -------------    -------------
                                                      (DOLLARS IN THOUSANDS)
Delinquencies by number of days:
  30 to 59 days.........................        0.82%              0.82%            0.43%
  60 to 89 days.........................        0.30               0.28             0.24
  90 days and over......................        1.30               1.52             1.74
                                             -------            -------          -------
Loan delinquencies to net loan portfolio        2.42%              2.62%            2.41%
                                             =======            =======          =======
Delinquencies by property type:
 Single family:
  30 to 59 days.........................     $ 4,297            $10,099(1)       $ 4,283
  60 to 89 days.........................       2,928              2,052              924
  90 days and over......................       7,246              6,306            7,226
                                             -------            -------          -------
                                              14,471             18,457           12,433
                                             -------            -------          -------
   Percent to applicable loan portfolio.        2.74%              3.38%            2.10%
Multifamily (2 to 4 units):
  30 to 59 days.........................       2,603              2,169            1,748
  60 to 89 days.........................         631              1,508              282
  90 days and over......................       4,897              4,453            6,671
                                             -------            -------          -------
                                               8,131              8,130            8,701
                                             -------            -------          -------
   Percent to applicable loan portfolio.        2.55%              2.50%            2.57%
Multifamily (5 to 36 units):
  30 to 59 days.........................      13,937              8,978            5,434
  60 to 89 days.........................       4,701              4,466            5,801
  90 days and over......................      19,201             24,989           14,312
                                             -------            -------          -------
                                              37,839             38,433           25,547
                                             -------            -------          -------
   Percent to applicable loan portfolio.        2.67%              2.65%            1.71%
Multifamily (37 units and over):
  30 to 59 days.........................          --                 --              304
  60 to 89 days.........................          --                 --               --
  90 days and over......................       1,665              4,019            3,190
                                             -------            -------          -------
                                               1,665              4,019            3,494
                                             -------            -------          -------
   Percent to applicable loan portfolio.        0.54%              1.27%            1.07%
Commercial and Industrial:
  30 to 59 days.........................       1,911              2,221              958
  60 to 89 days.........................          --                 --              213
  90 days and over......................       3.240              3,525           20,511(2)
                                             -------            -------          -------
                                               5,151              5,746           21,682
                                             -------            -------          -------
   Percent to applicable loan portfolio.        2.44%              2.67%            9.26%
Total loan delinquencies, net...........     $67,257            $74,785          $71,857
                                             =======            =======          =======
Loan delinquencies to net loan portfolio        2.42%              2.62%            2.41%
                                             =======            =======          =======

--------------

(1) Management believes the increase at June 30, 1996 from December 31, 1995 in the 30 to 59 days delinquent category was primarily the result of the sale of servicing of the single family portfolio to an outside party which resulted in a temporary disruption of the collection process.
(2) Includes two loans on one hotel property with a total balance of $15.9 million.

  The following table presents net delinquent loans at the dates indicated:


                                SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,    SEPTEMBER 30,
                                    1996          1996       1996        1995 (1)         1995 (1)
                                -------------   --------   ---------   -------------   --------------
                                                       (DOLLARS IN THOUSANDS)
Number of days delinquent:
  30 to 59 days..............      $22,748      $23,467     $17,135       $ 12,727        $ 17,963
  60 to 89 days..............        8,260        8,026       9,552          7,220           8,379
  90 days and over...........       36,249       43,292      40,111         51,910          54,313
                                   -------      -------     -------       --------        --------
     Total delinquencies.....      $67,257      $74,785     $66,798       $ 71,857        $ 80,655
                                   =======      =======     =======       ========        ========

---------------
(1) Includes two loans on one hotel property with a total balance of $15.9 million for all 1995 periods presented.


  Total classified assets increased $94.1 million or 43% from December 31, 1995, to $313.2 million at September 30, 1996. This increase was primarily due to an increase of $101.1 million in performing classified loans during the first nine months of 1996 as a result of the continued implementation of the loan grading system. This enhanced grading process, started in the second half of 1995, involved a substantial portion of the loan portfolio and as a result downgraded a considerable number of loans to Special Mention or Substandard for reasons other than degradation of collateral or the borrower's ability to fully repay the debt. For example, approximately 83% of the Bank's multifamily (5+ units) and commercial/industrial loans have been reviewed utilizing the new loan grading system. The increase in classified assets was partially offset by a decrease in nonperforming assets ("NPAs") of $9.7 million during the first nine months of 1996. The ratio of NPAs to total assets decreased from 2.16% at December 31, 1995, to 1.86% at September 30, 1996. This decrease is primarily due to reduced levels of nonaccruing loans ("NPLs") at September 30, 1996, compared to December 31, 1995.

  This level of classified assets continues to cause management concern and will continue to receive specific attention. See "-- Accelerated Asset Resolution Plan." All assets and ratios are reported net of specific reserves and writedowns unless otherwise stated. The following table presents asset quality details at the dates indicated:


                                             SEPTEMBER 30,   JUNE 30,    MARCH 31,    DECEMBER 31,    SEPTEMBER 30,
                                                 1996          1996        1996         1995 (1)         1995 (1)
                                             -------------  ----------  -----------   -------------   -------------
                                                                     (DOLLARS IN THOUSANDS)
NPAs by Type:
 NPLs...................................        $ 36,480     $ 43,292     $ 40,111       $ 51,910        $ 55,114
 REO, net of REO general valuation
  allowance ("GVA").....................          25,216       20,519       23,533         19,521          37,550
                                                --------     --------     --------       --------        --------
  Total NPAs............................        $ 61,696     $ 63,811     $ 63,644       $ 71,431        $ 92,664
                                                ========     ========     ========       ========        ========
NPAs by Composition:
 Single family residences...............        $ 10,968     $  9,108     $  9,461       $ 10,178        $ 12,396
 Multifamily 2 to 4 units...............           8,974        7,750       10,197          9,269          11,266
 Multifamily 5 units and over...........          35,040       37,730       34,202         25,923          36,956
 Commercial and other...................           7,714        9,923       10,184         28,361          32,046
 REO GVA................................          (1,000)        (700)        (400)        (2,300)             --
                                                --------     --------     --------       --------        --------
  Total NPAs............................          61,696       63,811       63,644         71,431          92,664
 Total troubled debt restructurings               49,575       57,079       53,745         32,691          47,340
  ("TDRs")..............................        --------     --------     --------       --------        --------
  Total TDRs and NPAs...................        $111,271     $120,890     $117,389       $104,122        $140,004
                                                ========     ========     ========       ========        ========
Classified Assets:
 NPAs...................................        $ 61,696     $ 63,811     $ 63,644       $ 71,431        $ 92,664
 Performing classified loans............         248,967      251,847      222,279        147,646          88,337
 Other classified assets................           2,503        3,100        2,979             --              --
                                                --------     --------     --------       --------        --------
  Total classified assets...............        $313,166     $318,758     $288,902       $219,077        $181,001
                                                ========     ========     ========       ========        ========
Classified Asset Ratios:
 NPLs to total assets...................            1.10%        1.31%        1.22%          1.57%           1.63%
 NPAs to total assets...................            1.86%        1.94%        1.94%          2.16%           2.74%
 TDRs to total assets...................            1.49%        1.73%        1.64%          0.99%           1.40%
 NPAs and TDRs to total assets..........            3.35%        3.67%        3.58%          3.16%           4.14%
 Classified assets to total assets......            9.42%        9.67%        8.81%          6.64%           5.35%
 REO to NPAs............................           40.87%       32.16%       36.98%         27.33%          40.52%
 NPLs to NPAs...........................           59.13%       67.84%       63.02%         72.67%          59.48%

--------------
1) Includes two loans on one hotel property with a total balance of $15.9 million for all 1995 periods presented.

  The following table presents classified asset by property type at the dates indicated:

                                             SEPTEMBER 30,   JUNE 30,    MARCH 31,    DECEMBER 31,    SEPTEMBER 30,
                                                 1996          1996        1996         1995 (1)         1995 (1)
                                             -------------  ----------  -----------   -------------   -------------
                                                                     (DOLLARS IN THOUSANDS)
Performing classified loans:
 Single family..........................        $ 10,054     $  8,098     $  6,638       $  4,368        $  2,730
 Multifamily:
  2 to 4 units..........................           9,374       10,227       11,173          8,297           7,962
  5 to 36 units.........................         146,050      148,073      115,857         85,581          45,464
  37 units and over.....................          42,861       43,564       48,656         39,301          25,962
                                                --------     --------     --------       --------        --------
   Total multifamily properties.........         198,285      201,864      175,686        133,179          79,388
 Commercial and other...................          40,628       41,885       39,955         10,099           6,219
                                                --------     --------     --------       --------        --------
  Total performing classified loans.....         248,967      251,847      222,279        147,646          88,337
                                                --------     --------     --------       --------        --------
Nonperforming classified loans:
 Single family..........................           7,478        6,306        5,897          7,226           8,966
 Multifamily:
  2 to 4 units..........................           4,897        4,453        4,950          6,671           5,414
  5 to 36 units.........................          19,200       24,989       20,699         14,312          16,029
  37 units and over.....................           1,665        4,019        4,720          3,190              --
                                                --------     --------     --------       --------        --------
   Total multifamily properties.........          25,762       33,461       30,369         24,173          21,443
 Commercial and other...................           3,240        3,525        3,845         20,511          24,705
                                                --------     --------     --------       --------        --------
  Total nonperforming classified loans..          36,480       43,292       40,111         51,910          55,114
                                                --------     --------     --------       --------        --------
  Total classified loans................         285,447      295,139      262,390        199,556         143,451
                                                --------     --------     --------       --------        --------
Real estate owned:
 Single family..........................           3,548        2,802        3,564          2,952           3,430
 Multifamily:
  2 to 4 units..........................           4,018        3,297        5,246          2,598           5,851
  5 to 36 units.........................          12,331        7,457        7,345          8,421          16,496
  37 units and over.....................           1,844        1,265        1,439             --           4,432
                                                --------     --------     --------       --------        --------
   Total multifamily properties.........          18,193       12,019       14,030         11,019          26,779
 Commercial and other...................           4,475        6,398        6,339          7,850           7,341
                                                --------     --------     --------       --------        --------
  Net REO before REO GVA................          26,216       21,219       23,933         21,821          37,550
 REO GVA................................          (1,000)        (700)        (400)        (2,300)             --
                                                --------     --------     --------       --------        --------
  Total real estate owned...............          25,216       20,519       23,533         19,521          37,550
                                                --------     --------     --------       --------        --------
Other classified assets.................           2,503        3,100        2,979             --              --
                                                --------     --------     --------       --------        --------
  Total classified assets...............        $313,166     $318,758     $288,902       $219,077        $181,001
                                                ========     ========     ========       ========        ========

---------------
1) Includes two loans on one hotel property with a total balance of $15.9 million for all 1995 periods presented.


  Direct costs of foreclosed real estate operations totaled $1.4 million and $1.3 million for the three months ended September 30, 1996, and 1995, respectively, and $4.4 million and $4.3 million for the nine months ended September 30, 1996 and 1995, respectively. The following table provides information about the change in the book value and the number of properties owned and foreclosed for the periods indicated:

                                           AT OR FOR THE QUARTER   AT OR FOR THE NINE MONTHS
                                            ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                           ---------------------   -------------------------
                                             1996        1995         1996           1995
                                           ---------   ---------   -----------    ----------
                                                        (DOLLARS IN THOUSANDS)
REO net book value......................    $25,216     $37,550       $25,216      $37,550
Increase in REO for the period..........    $ 4,697     $ 9,742       $ 5,695      $23,435

Number of real properties owned.........        152         162           152          162
Increase in number of properties owned
 for the period.........................         32          34            43           98

Number of properties foreclosed for the
 period.................................         60          86           182          215
Gross book value of properties
 foreclosed.............................    $20,875     $32,319       $57,258      $74,817
Average gross book value of properties
 foreclosed.............................    $   348     $   376       $   315      $   348

  The following table summarizes the Company's reserves, writedowns and certain coverage ratios at the dates indicated:

                                                SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
                                                    1996              1995              1995
                                                -------------     ------------     -------------
                                                                (DOLLARS IN THOUSANDS)
Loans:
  GVA...................................         $   29,281        $   48,921          $35,000
 Specific reserves......................             33,551(1)         40,514           24,759
                                                 ----------        ----------          -------
   Total allowance for estimated losses.         $   62,832        $   89,435(2)       $59,759
                                                 ==========        ==========          =======
 Writedowns (3).........................         $      216        $      316          $   316
                                                 ==========        ==========          =======
 Total allowance and loan writedowns to
  gross loans...........................               2.23%             2.96%            1.94%
 Total loan allowance to gross loans (3)               2.22%             2.95%            1.93%
 Loan GVA to loans (4)..................               1.06%             1.64%            1.14%
 Loan GVA to NPLs.......................              80.27%            94.24%           63.50%
 NPLs to total loans....................               1.33%             1.77%            1.82%
 GVA and SVA to gross classified loans..              19.08%            36.70%           35.46%
 NPLs to classified loans...............              12.67%            26.01%           38.42%

Real Estate Owned:
 REO GVA................................         $    1,000        $    2,300          $    --
 Specific reserves......................              1,975             1,192            1,065
                                                 ----------        ----------          -------
   Total allowance for estimated losses.         $    2,975        $    3,492          $ 1,065
                                                 ==========        ==========          =======
 Writedowns (3).........................         $   15,242        $   17,584          $26,214
                                                 ==========        ==========          =======
 Total REO allowance and REO writedowns
  to gross REO..........................              41.94%            51.92%           42.08%
 Total REO allowance to gross REO (5)...              10.55%            15.17%            2.76%
 REO GVA to REO (4).....................               3.81%            10.54%              --%

Total Loans and REO:
 GVA....................................         $   30,281        $   51,221          $35,000
 Specific reserves......................             35,526            41,706           25,824
                                                 ----------        ----------          -------
   Total allowance for estimated losses.         $   65,807        $   92,927          $60,824
                                                 ==========        ==========          =======
 Writedowns (3).........................         $   15,458        $   17,900          $26,530
                                                 ==========        ==========          =======
 Total allowance and writedowns to
  gross loans and REO...................               2.83%             3.60%            2.77%
 Total allowance to gross loans and REO
  (4)...................................               2.30%             3.04%            1.94%
 Total GVA to loans and REO.............               1.08%             1.70%            1.13%
 Total GVA to NPAs......................              48.30%            69.47%           37.77%

---------------
(1) Includes specific reserves on non-mortgage loans totaling $0.1 million.
(2) Increase in the allowance for estimated loan losses from September 30, 1995 includes the effect of the $45 million reserve established in 1995 in connection with the adoption of the Accelerated Asset Resolution Plan.
(3) Writedowns include cumulative charge-offs on outstanding loans and REO as of the date indicated.
(4) Loans and REO, as applicable, in these ratios are calculated prior to their reduction for loan and REO GVA, respectively, but are net of specific reserves and writedowns.
(5) Net of writedowns.

  The following schedules summarize the activity in the Company's allowances for estimated loan and real estate losses:

                                                        QUARTER ENDED SEPTEMBER 30,
                              -------------------------------------------------------------------------------
                                               1996(1)                                 1995
                              --------------------------------------   --------------------------------------
                                           REAL ESTATE                              REAL ESTATE
                                LOANS         OWNED         TOTAL        LOANS         OWNED         TOTAL
                              ----------   ------------   ----------   ----------   ------------   ----------
                                                          (DOLLARS IN THOUSANDS)

Balance on July 1,.........    $ 73,722       $2,787(2)    $ 76,509      $ 62,955       $  832       $ 63,787
 Provision for losses......       3,900          731          4,631         8,773        1,229         10,002
 Charge-offs...............     (15,199)        (543)       (15,742)      (12,418)        (996)       (13,414)
 Recoveries and other......         409           --            409           449           --            449
                               --------       ------       --------      --------       ------       --------
Balance on September 30,...    $ 62,832       $2,975       $ 65,807      $ 59,759       $1,065       $ 60,824
                               ========       ======       ========      ========       ======       ========

---------------
(1) Includes all activity related to the Accelerated Asset Resolution Plan assets.
(2) Beginning balance in allowance for estimated real estate losses has been restated to reclassify the allocations from GVA to REO reserves as charge-offs.

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                              -------------------------------------------------------------------------------
                                               1996(1)                                 1995
                              --------------------------------------   --------------------------------------
                                           REAL ESTATE                              REAL ESTATE
                                LOANS         OWNED         TOTAL        LOANS         OWNED         TOTAL
                              ----------   ------------   ----------   ----------   ------------   ----------
                                                          (DOLLARS IN THOUSANDS)

Balance on January 1,......    $ 89,435       $ 3,492      $ 92,927      $ 67,202       $ 2,318      $ 69,520
 Provision for losses......      11,705         1,978        13,683        23,924         2,773        26,697
 Charge-offs...............     (40,209)       (2,495)      (42,704)      (33,814)       (4,026)      (37,840)
 Recoveries and other......       1,901            --         1,901         2,447            --         2,447
                               --------       -------      --------      --------       -------      --------
Balance on September 30,...    $ 62,832       $ 2,975      $ 65,807      $ 59,759       $ 1,065      $ 60,824
                               ========       =======      ========      ========       =======      ========

----------------
(1) Includes all activity related to the Accelerated Asset Resolution Plan assets.

  The following table details the activity affecting specific loss reserves for the periods indicated, including activity on assets included in the Accelerated Asset Resolution Plan:

                                                    QUARTER ENDED                                NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1996                             SEPTEMBER 30, 1996
                                        --------------------------------------          --------------------------------------
                                                     REAL ESTATE                                     REAL ESTATE
                                          LOANS         OWNED         TOTAL               LOANS         OWNED         TOTAL
                                        ----------   ------------   ----------          ----------   ------------   ----------
                                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of period.......    $ 41,669      $2,087(1)     $ 43,756(1)         $ 40,514      $ 1,192       $ 41,706
 Allocations from GVA to
  specific reserves..................       7,081         431           7,512              33,246        3,278         36,524
 Charge-offs.........................     (15,199)       (543)        (15,742)            (40,209)      (2,495)       (42,704)
                                         --------       -----        --------            --------      -------       --------
Balance at end of period indicated...    $ 33,551       1,975        $ 35,526            $ 33,551      $ 1,975       $ 35,526
                                         ========       =====        ========            ========      =======       ========

----------------
(1) Beginning balance in allowance for estimated real estate losses has been restated to properly reflect allocations from GVA to REO reserves as charge offs.

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

  Net noninterest income decreased by $0.1 million from net noninterest income of $0.6 million in the third quarter 1995 to net noninterest income of $0.5 million in the third quarter 1996. For the nine months ended September 30, 1996, net noninterest income decreased by $9.4 million from net noninterest income of $11.1 million in the nine months ended September 30, 1995, to net noninterest income of $1.7 million in the same period of 1996. The major components of this decrease are: (a) other noninterest income (expense) decreased by $4.4 million as a result of a net gain of $4.5 million realized from the sale of $495.5 million in rights to service loans for others, with no comparable amounts in 1996; (b) loan service fees decreased by $1.4 million in the first nine months of 1996 from the 1995 nine month period primarily as a result of the sale of the rights to service loans in the first quarter of 1995 and the second quarter of 1996; (c) net gains on loan sales decreased in the first nine months of 1996 by $0.7 million from first nine months of 1995; (d) net gains on sales of mortgage-backed securities decreased in the first nine months of 1996 by $0.8 million from the 1995 nine month period and (e) net gains on securities activities in the first nine months of 1996 decreased by $2.6 million from the 1995 nine month period. The increased sales activity in loans, mortgage-backed securities and investment securities in 1995 was primarily for regulatory capital maintenance purposes. This was partially offset by decreased real estate provisions and costs of $0.6 million in 1996 as a result of decreased levels of REO properties.


OPERATING EXPENSES

  Operating expenses (excluding the SAIF special assessment of $18.0 million) decreased by $3.0 million to $17.4 million for the third quarter 1996 compared to $20.5 million for the third quarter 1995. The change was primarily due to
(a) a $1.3 million decrease in personnel and benefit expense due to a decline of 157 or 25.1% in the three month average number of full-time equivalent employees; (b) a decrease of $0.7 million in occupancy costs; (c) a decrease of $0.5 million in professional services and (d) a decrease of $0.5 million in office-related expenses and other costs.

  Operating expenses (excluding the SAIF special assessment of $18.0 million) decreased by $8.1 million to $50.6 million for the nine months ended September 30, 1996 compared to $58.7 million for the same nine months of 1995. The change was primarily due to (a) a $5.5 million decrease in personnel and benefit expense due to a decline of 171 or 25.4% in the nine month average number of full-time equivalent employees; (b) a decrease of $1.4 million in occupancy costs; (c) a decrease of $0.4 million of FDIC insurance costs excluding the SAIF special assessment of $18.0 million and (d) a decrease of $1.0 million in office-related expenses and other costs. These favorable variances were partially offset by an increase of $0.2 million in professional services.

  Decreased operating expenses, excluding the SAIF special assessment of $18.0 million, resulted in a decrease in the annualized operating expense ratio to 2.04% for the nine months ended September 30, 1996 from 2.15% for the same period in 1995, notwithstanding the decrease in total average asset size of the Company (from $3.6 billion for the nine months ended September 30, 1995 to $3.3 billion for the nine months ended September 30, 1996).

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

  The efficiency ratio improved to 74.85% for the third quarter 1996 from 92.28% for the third quarter 1995. The efficiency ratio also improved between the nine months ended September 30, 1995 and September 30, 1996 from 91.09% to 70.05%. This decrease was due to increased net interest income and decreased operating expense (excluding the SAIF special assessment of $18.0 million), which were partially offset by decreased net noninterest income (expense).

INCOME TAXES

  The Company's combined federal and state statutory tax rate is approximately 42.4% of earnings before income taxes. The effective tax rates of 6.8% and 8.0% on losses before income taxes for the quarter and nine months ended September 30, 1996, respectively, reflect the federal income tax benefit attributable to the third quarter filing of a loss carryback claim under Internal Revenue Code ("IRC") Section 172(f), as discussed in the following paragraph. No income tax provision is reflected for the quarter ended September 30, 1995. The income tax provision for the nine months ended September 30, 1995, reflects only the state minimum corporation taxes.

  In the quarter ended September 30, 1996, various federal Form 1120Xs "Amended U.S. Corporation Income Tax Return" were filed for years 1986 through 1989, 1991, 1992 and 1994 to reflect the 10-year loss carryback under IRC Section 172(f) for qualifying deductions through August 4, 1994. These returns were filed jointly with the Bank's former holding company, Citadel Holding Corporation. The amended returns, if accepted in total, would result in a net refund of $19.4 million to Fidelity. IRC Section 172(f) is an area of the tax law without significant legal precedent. There may be opposition by the IRS as to Fidelity's ability to carryback such losses. Therefore, no assurances can be made as to Fidelity's entitlement to such claim. Fidelity is recording $1.1 million of federal income tax benefit with respect to these amended tax returns.

  Effective for taxable years beginning after 1995, recently enacted legislation has repealed for federal purposes the reserve method of accounting for bad debts for thrift institutions. While thrifts qualifying as "small banks" may continue to use the experience method, Fidelity being deemed a "large bank," is required to use the specific charge-off method. In addition, this enacted legislation contains certain income recapture provisions which are discussed below.

  Thrift institutions which are deemed a "large bank," are required to take into income ratably over 6 years, beginning with the first taxable year beginning after 1995, the institution's "applicable excess reserves." The applicable excess reserves are the excess of (1) the balance of the institution's reserves for losses on loans other than supplemental reserves at the close of its last taxable year beginning before January 1, 1996, over (2) the adjusted balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. Fidelity's applicable excess reserves at December 31, 1995 are $14.6 million. This amount will be recognized as taxable income over six years at the rate of $2.4 million per year starting with the taxable year ended December 31, 1996.

  The adjusted pre-1988 total reserve balance of $35.2 million as of December 31, 1995, will be recaptured into taxable income in the event Fidelity (1) ceases to be a "bank" or "thrift," or (2) makes distributions to shareholders in excess of post-1951 earnings and profits, redemptions, or liquidations. Based on current estimates, Fidelity will have no post-1951 earnings and profits at December 31, 1996. As a result, Fidelity's $6.2 million distribution with respect to its preferred stock will trigger reserve recapture into taxable income for 1996. Based on current estimates, there is no current period income tax impact.

  Due to the 1995 Recapitalization and the restructuring and recapitalization completed in the third and fourth quarters of 1994 (the "1994 Restructuring and Recapitalization"), the utilization in future periods of net operating loss and tax credit carryforwards generated prior to these events will be limited.

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

                                     CORE CAPITAL TO     CORE CAPITAL
                                        ADJUSTED              TO              TOTAL CAPITAL
                                      TOTAL ASSETS       RISK-WEIGHTED              TO
                                    (LEVERAGE RATIO)        ASSETS         RISK-WEIGHTED ASSETS
                                 --------------------------------------------------------------
Well capitalized.................     5% or above        6% or above          10% or above
Adequately capitalized...........     4% or above        4% or above           8% or above
Undercapitalized.................       Under 4%           Under 4%             Under 8%
Significantly undercapitalized...       Under 3%           Under 3%             Under 6%
Critically undercapitalized......   Ratio of tangible equity to adjusted total assets of 2% or less

  The following table summarizes the capital ratios required by FDICIA for an institution to be considered well capitalized and the Bank's regulatory capital at September 30, 1996 as compared to such ratios.

                                     TANGIBLE CAPITAL         CORE CAPITAL TO         CORE CAPITAL TO          TOTAL CAPITAL TO
                                        TO ADJUSTED              ADJUSTED              RISK-WEIGHTED            RISK-WEIGHTED
                                       TOTAL ASSETS            TOTAL ASSETS                ASSETS                   ASSETS
                                   ---------------------   ---------------------   ----------------------   ----------------------
                                     BALANCE        %        BALANCE        %        BALANCE        %         BALANCE        %
                                   -----------   -------   -----------   -------   -----------   --------   -----------   --------
                                                                       (DOLLARS IN THOUSANDS)
Fidelity's regulatory capital...    $  207,200     6.24%    $  207,500     6.25%    $  207,500     10.45%    $  232,200     11.70%
Well capitalized requirement....        99,600     3.00        166,000     5.00        119,100      6.00        198,500     10.00
                                    ----------    -----     ----------    -----     ----------    ------     ----------    ------
Excess capital..................       107,600     3.24%    $   41,500     1.25%    $   88,400      4.45%    $   33,700      1.70%
                                    ==========    =====     ==========    =====     ==========    ======     ==========    ======

 Adjusted assets (1)............    $3,319,400              $3,319,700              $1,984,900               $1,984,900
                                    ==========              ==========              ==========               ==========

---------------------
(1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of tangible and core capital requirements, and refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb) for purposes of risk-based capital requirements.


  FDICIA also required the OTS and the federal bank regulatory agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. Effective January 1, 1994, the OTS incorporated an interest rate risk component into its regulatory capital rule. Under the revised rule, savings institutions with "above-normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. An institution's interest rate risk is measured by the decline in the net present value ("NPV") of its assets that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of a bank's assets, as calculated in accordance with guidelines set forth by the OTS. An institution whose measured interest rate risk exposure exceeds 2% would be required to deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of a bank's assets. That dollar amount would be deducted from a bank's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. However, the OTS has temporarily postponed the implementation of the new rule until the OTS has collected sufficient data to determine whether the rule is effective in monitoring and managing interest rate risk. No interest rate risk component would have been required to be added to the Bank's risk-based capital requirement at September 30, 1996, the latest date for which this information is available, had the rule been in effect at that time. Effective in January 1995, the OTS amended the risk-based capital standards by explicitly identifying concentration of credit risk and the risks arising from nontraditional activities, as well as an institution's ability to manage those risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy.

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

                                                                                                   RISK-BASED
                                           TANGIBLE CAPITAL             CORE CAPITAL                CAPITAL
                                        ---------------------       -------------------      ---------------------
                                          BALANCE        %           BALANCE       %           BALANCE        %
                                        ------------   ------      -----------   ------      ------------   ------
                                                                   (DOLLARS IN THOUSANDS)
Stockholders' equity (1).............    $  206,700                $  206,700                 $  206,700
Unrealized losses on securities......         1,000                     1,000                      1,000
Adjustments
  Intangible assets..................          (300)                       --                         --
  Nonqualifying mortgage servicing
   rights............................          (100)                     (100)                      (100)
  Nonincludable subsidiaries.........          (100)                     (100)                      (100)
  General valuation reserves.........            --                        --                     24,900
  Equity investments.................            --                        --                       (200)
                                         ----------                ----------                 ----------
Regulatory capital (2)...............       207,200     6.24%         207,500     6.25%          232,200    11.70%
Required minimum.....................        49,800     1.50           99,600     3.00           158,800     8.00
                                         ----------    -----       ----------     ----        ----------    -----
Excess capital.......................    $  157,400     4.74%      $  107,900     3.25%       $   73,400     3.70%
-------------------------------------    ==========    =====       ==========     ====        ==========    =====
Adjusted assets (3)..................    $3,319,400                $3,319,700                 $1,984,900
                                         ==========                ==========                 ==========

---------------
(1) The Bank's total stockholders' equity, in accordance with generally accepted accounting principles, was 6.23% of its total assets at September 30, 1996.
(2) Both the OTS and the FDIC may examine the Bank as part of their legally prescribed oversight of the industry. Based on their examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.
(3) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of tangible and core capital requirements, and refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb) for purposes of risk-based capital requirements.


CAPITAL RESOURCES AND LIQUIDITY

  Sales of Loans: There were no loans classified as held for sale in the nine months ended September 30, 1996 compared to $2.0 million for the nine months ended September 30, 1995. Sales of loans are dependent upon various factors, including volume of loans originated, interest rate movements, investor demand for loan products, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, desired asset size and evolving capital and liquidity requirements. Due to the volatility and unpredictability of these factors, the volume of the Company's sales of loans has fluctuated significantly and no estimate of future sales can be made at this time. At September 30, 1996, the Company had no loans held for sale. Sales of loans from the held for investment portfolio would be caused by unusual events. The level of future sales, if any, is difficult to predict.

  During the first and second quarters of 1995, the Bank securitized $46.4 million and $66.4 million, respectively, of single-family adjustable rate mortgages through a swap of whole loans for mortgage-backed securities which are held in the Bank's available for sale portfolio.

  FHLB Advances: The Company increased its FHLB advances by $46.3 million for the nine months ended September 30, 1996. This compares to net repayments of $40.0 million for the nine months ended September 30, 1995.

  Commercial paper: Commercial paper outstanding was increased by $45.0 million for the nine months ended September 30, 1996 and reduced by $247.0 million for the nine months ended September 30, 1995.

  Loan payments and payoffs: Loan principal payments, including prepayments and payoffs, provided $189.8 million for the nine months ended September 30, 1996 compared to $138.9 million for the same period in 1995. The Company expects that loan payments and prepayments will remain a significant funding source.

  Sales of securities: The sale of investment securities and MBS provided $182.9 million for the nine months ended September 30, 1996 compared to $264.4 million in sales during the same period in 1995. The Company held $326.1 million in its available for sale portfolio as of September 30, 1996, compared to $126.0 million at December 31, 1995, and $139.8 million at September 30, 1995.

  Undrawn sources: The Company maintains other sources of liquidity to draw upon, which at September 30, 1996 include (a) a line of credit with the FHLB with $22.8 million available (assuming all of the $500.0 million commercial paper capacity is used); (b) unused commercial paper facility capacity of $405.0 million; (c) $223.6 million in unpledged securities available to be placed in reverse repurchase agreements or sold; and (d) $668.6 million of unpledged loans, some of which would be available to collateralize additional FHLB or private borrowings, or be securitized.

  Deposits: At September 30, 1996, the Company had deposits of $2.5 billion.
The following table presents the distribution of the Company's deposit accounts:

                                             SEPTEMBER 30, 1996        DECEMBER 31, 1995
                                           -----------------------   --------------------
                                                          PERCENT                 PERCENT
                                             AMOUNT      OF TOTAL      AMOUNT    OF TOTAL
                                           -----------   ---------   ---------   --------
                                                        (DOLLARS IN THOUSANDS)
Money market savings accounts...........    $   69,443        2.8%    $   93,901      3.6%
Checking accounts.......................       290,438       11.5        309,065     11.8
Passbook accounts.......................        55,606        2.2         62,934      2.4
                                            ----------     ------     ----------   ------
  Total transaction accounts............       415,487       16.5        465,900     17.8
                                            ----------     ------     ----------   ------
Certificates of Deposit $100,000 and           537,679       21.4        528,320     20.3
 over...................................
Certificates of deposit less than            1,563,603       62.1      1,606,649     61.9
 $100,000...............................    ----------     ------     ----------   ------
  Total certificates of deposit.........     2,101,282       83.5      2,134,969     82.2
                                            ----------     ------     ----------   ------
   Total deposits.......................    $2,516,769      100.0%    $2,600,869    100.0%
                                            ==========     ======     ==========   ======

  Repurchase Agreements: From time to time the Company enters into reverse repurchase agreements by which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to 30 days). The Company deals only with dealers perceived by management to be financially strong and who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board. There were no repurchase agreements outstanding at September 30, 1996 and 1995. In the nine months ended September 30, 1996 and 1995, the Company borrowed and repaid funds from repurchase agreements of $171.7 million and $46.5 million, respectively.

  Loan Fundings: The Company funded $1.4 million of gross loans (excluding the Company's refinancings) in the nine months ended September 30, 1996 compared to $17.2 million in the same period of 1995. The closing of the Company's wholesale and correspondent lending operations in the fourth quarter of 1994 resulted in reduced loan fundings in 1995 and a significant decrease in loan fundings during the first nine months of 1996.

  Contingent or potential uses of funds: The Company had no unfunded loans at September 30, 1996 and 1995.

  Liquidity: OTS regulations require the maintenance of an average regulatory liquidity ratio of at least 5% of deposits and short-term borrowings. the Bank's average regulatory liquidity ratio was 5.34% and 5.39% for the months ended September 30, 1996 and 1995, respectively.

  Holding Company Liquidity: Bank Plus has limited cash reserves and no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Both Gateway's and Fidelity's ability to pay dividends may be restricted by certain regulatory capital rules. As part of its compensation agreement with Richard M. Greenwood, the Company's President and Chief Executive Officer, Bank Plus made a loan in the amount of $265,000 to Mr. Greenwood in July 1996 to refinance an existing loan made by the Bank's former holding company, Citadel Holding Corporation. The loan is interest free prior to maturity, and is payable upon demand, with interest thereon at the federal discount rate then in effect plus 4 percent.


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

  The Bank was named as a defendant in a purported class action lawsuit alleging violations of federal securities laws in connection with the offering of common stock by the Bank in 1994 as part of the Bank's previously reported 1994 Restructuring and Recapitalization. The suit was filed by Harbor Finance Partners ("Harbor") in an alleged class action complaint in the United States District Court-Central District of California on July 28, 1995 and originally named as defendants the Bank, Citadel Holding Co., Richard M. Greenwood (the Bank's chief executive officer and Citadel's former chief executive officer), J.
P. Morgan Securities, Inc., and Deloitte & Touche. The suit alleged that false or misleading information was provided by the defendants in connection with the Bank's 1994 Restructuring and Recapitalization and stock offering and that the defendants knew and failed to disclose negative information concerning the Bank. A motion to dismiss the original complaint was filed by the Bank, and was granted without opposition. The amended complaint did not include J. P. Morgan Securities, Inc. and Deloitte & Touche as defendants and contained some factual and legal contentions which were different from those set forth originally. On May 21, 1996, the court granted the Bank's motion to dismiss the first amended complaint, but granted leave to amend. Following the filing of a second amended complaint, the Bank filed a motion to dismiss. At a hearing on July 22, 1996, the court ruled that the case should be dismissed with prejudice and a formal order to that effect was submitted to the court for execution. Harbor lodged certain objections to the proposed order, including objections that the state law claims in the second amended complaint should not be dismissed with prejudice. The court's Order of Dismissal was entered on August 5, 1996 and provided that all claims asserted in the second amended complaint under federal law were dismissed with prejudice and those under state law were dismissed without prejudice to their renewal in state court pursuant to 28 U.S.C.
(S)1367(b)(3). Harbor has filed a Notice of Appeal to the Order of Dismissal and on August 30, 1996 filed an alleged class action complaint in state court containing allegations similar to those raised in the federal court action as well as claims for unfair business practices.

  Both the original complaint filed by Harbor and the amended complaints in the federal court action and the complaint in the state court action raise certain issues previously pleaded in a wrongful termination and defamation action brought by William Strocco ("Strocco") against the Bank and Citadel, which was filed in Los Angeles County Superior Court on March 9, 1995, although the nature and use of the same varies in the pleadings. Plaintiff in the Strocco case is a former manager of the Bank's REO department who alleged, among other things, that his employment was terminated in violation of public policy and was a result of breaches of his implied employment contract and the implied covenant of good faith and fair dealing based on the notion that he objected to various aspects of the Bank's 1994 Restructuring and Recapitalization, including the selling of REO properties in bulk sales, as not in the best interests of the Bank, and that he asserted that the same were not fully disclosed or were misrepresented to potential investors and to the OTS. Mr. Strocco also seeks damages for defamation and interference with contractual relationship. In July 1996, the Los Angeles Superior Court granted Citadel's motion for summary judgment to dismiss it as a defendant in the Strocco litigation. The Bank's motion for summary adjudication of issues was denied. The Strocco complaint seeks damages, including punitive damages, in an unspecified amount. The Bank believes that Mr. Strocco's claims are meritless and plans to vigorously contest them.

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

  In the normal course of business, the Company and certain of its subsidiaries have a number of other lawsuits and claims pending. An adverse outcome with respect to the foregoing claims could have a material adverse effect on the Company's financial condition, results of operations and the Bank's regulatory capital. The Company's management and its counsel believe that none of the lawsuits or claims pending will have a materially adverse impact on the financial condition or business of the Company.


ITEM 2.   CHANGES IN SECURITIES

  Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable

ITEM 5.   OTHER INFORMATION

  Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

EXHIBIT                                              SEQUENTIAL
  NO.                   DESCRIPTION                  PAGE NUMBER
-------   ----------------------------------------   -----------
  2.1     Agreement and Plan of Reorganization,           *
          dated as of March 27, 1996, among
          Fidelity, Bank Plus Corporation and
          Fidelity Interim Bank. (incorporated by
          reference to Exhibit 2.1 to the Form
          8-B of Bank Plus filed with the SEC on
          April 22, 1996 (the "Form 8-B")).
  3.1     Certificate of Incorporation of Bank            *
          Plus Corporation (incorporated by
          reference to Exhibit 3.1 to the Form
          8-B).
  3.2     Bylaws of Bank Plus Corporation                 *
          (incorporated by reference to Exhibit
          3.2 to the Form 8-B).
  4.1     Specimen of Common Stock Certificate            *
          (incorporated by reference to Exhibit
          4.1 to the Form 8-B).
  4.2     Form of Indenture relating to senior            *
          notes of Fidelity (incorporated by
          reference to Exhibit 4.2 of the Form
          8-B).
  10.1    Settlement Agreement between Fidelity,          *
          Citadel and certain lenders, dated as
          of June 3, 1994 (the "Letter
          Agreement") (incorporated by reference
          to Exhibit 10.1 to the Form 8-B).
  10.2    Amendment No. 1 to Letter Agreement,            *
          dated as of June 20, 1994 (incorporated
          by reference to Exhibit 10.2 to the
          Form 8-B).
  10.3    Amendment No. 2 to Letter Agreement,            *
          dated as of July 28, 1994 (incorporated
          by reference to Exhibit 10.3 to the
          Form 8-B).
  10.4    Amendment No. 3 to Letter Agreement,            *
          dated as of August 3, 1994
          (incorporated by reference to Exhibit
          10.4 to the Form 8-B).
  10.5    Mutual Release, dated as of August 4,           *
          1994, between Fidelity, Citadel and
          certain lenders (incorporated by
          reference to Exhibit 10.5 to the Form
          8-B).
  10.6    Mutual Release between Fidelity,                *
          Citadel and The Chase Manhattan Bank,
          NA, dated June 17, 1994 (incorporated
          by reference to Exhibit 10.6 to the Form
          8-B).
  10.7    Loan and REO Purchase Agreement                 *
          (Primary), dated as of July 13, 1994,
          between Fidelity and Colony Capital,
          Inc. (incorporated by reference to
          Exhibit 10.7 to the Form 8-B).
  10.8    Real Estate Purchase Agreement, dated           *
          as of August 3, 1994, between Fidelity
          and CRI (incorporated by reference to
          Exhibit 10.8 to the Form 8-B).
  10.9    Loan and REO Purchase Agreement                 *
          (Secondary), dated as of July 12, 1994,
          between Fidelity and EMC Mortgage
          Corporation (incorporated by reference
          to Exhibit 10.9 to the Form 8-B).
  10.10   Loan and REO Purchase Agreement                 *
          (Secondary), dated as of July 21, 1994,
          between Fidelity and International
          Nederlanden (US) Capital Corporation,
          Farallon Capital Partners, L.P.,
          Tinicum Partners, L.P. and Essex
          Management Corporation (incorporated by
          reference to Exhibit 10.10 to the Form
          8-B).
  10.11   Purchase of Assets and Liability                *
          Assumption Agreement by and between
          Home Savings of America, FSB and
          Fidelity, dated as of July 19, 1994
          (incorporated by reference to Exhibit
          10.11 to the Form 8-B).
  10.12   Promissory Note, dated July 28, 1994,           *
          by CRI in favor of Fidelity and related
          loan documents (3943 Veselich Avenue)
          (incorporated by reference to Exhibit
          10.12 to the Form 8-B).
  10.13   Promissory Note, dated July 28, 1994,           *
          by CRI in favor of Fidelity and related
          loan documents (23200 Western Avenue)
          (incorporated by reference to Exhibit
          10.13 to the Form 8-B).
  10.14   Promissory Note, dated August 3, 1994,          *
          by CRI in favor of Fidelity and related
          loan documents (1661 Camelback Road)
          (incorporated by reference to Exhibit
          10.14 to the Form 8-B).

  10.15   Guaranty Agreement, dated August 3,             *
          1994, by Citadel in favor of Fidelity
          (incorporated by reference to Exhibit
          10.15 to the Form 8-B).
  10.16   Tax Disaffiliation Agreement, dated as          *
          of August 4, 1994, by and between
          Citadel and Fidelity (incorporated by
          reference to Exhibit 10.16 to the Form
          8-B).
  10.17   Option Agreement, dated as of August 4,         *
          1994, by and between Fidelity and
          Citadel (incorporated by reference to
          Exhibit 10.17 to the Form 8-B).
  10.18   Executive Employment Agreement, dated           *
          as of June 2, 1995, between Richard M.
          Greenwood and Fidelity (incorporated by
          reference to Exhibit 10.18 to the  Form
          8-B).
  10.19   Amended Service Agreement between               *
          Fidelity and Citadel dated as of August
          1, 1994 (incorporated by reference to
          Exhibit 10.19 to the Form 8-B).
  10.20   Side letter, dated August 3, 1994,              *
          between Fidelity and CRI (incorporated
          by reference to Exhibit 10.20 to the
          Form 8-B).
  10.21   Placement Agency Agreement, dated July          *
          12, 1994, between Fidelity, Citadel and
          J.P. Morgan Securities Inc.
          (incorporated by reference to Exhibit
          10.21 to the Form 8-B).
  10.22   Stock Purchase Agreement, dated as of           *
          August 3, 1994, between Fidelity and
          Citadel (incorporated by reference to
          Exhibit 10.22 to the Form 8-B).
  10.23   Litigation and Judgment Assignment and     *
          Assumption Agreement, dated as of
          August 3, 1994, between Fidelity and
          Citadel (incorporated by reference to
          Exhibit 10.23 to the Form 8-B).
  10.24   1996 Stock Option Plan (incorporated by    *
          reference to Exhibit 10.24 to Form 8-B.
  10.25   Retirement Plan for Non-Employee           *
          Directors (incorporated by reference to
          Exhibit 10.25 to the  Form 8-B).
  10.26   Form of Severance Agreement between the    *
          Bank and each of Messrs. Johnson and
          Sanders (incorporated by reference to
          Exhibit 10.26 to the Form 8-B).
  10.27   Form of Severance Agreement between the    *
          Bank and each of Messrs.  Osborne and
          Greenwood (incorporated by reference to
          Exhibit 10.27 to the  Form 8-B).
  10.28   Form of Severance Agreement between the
          Bank and each of Messrs. Condon, Evans,
          Mason, Stutz & Taylor (incorporated by
          reference to Exhibit 10.28 to the  Form
          8-B).
  10.29   Form of Severance Agreement between the    *
          Bank and each of Messrs. Michel and
          Renstrom (incorporated by reference to
          Exhibit 10.29 to the  Form 8-B).
  10.30   Form of Incentive Stock Option             *
          Agreement between the Bank and certain
          officers (incorporated by reference to
          Exhibit 10.30 to the  Form 8-B).
  10.31   Form of Amendment to incentive Stock
          Option Agreement between the Bank and
          certain officers (incorporated by
          reference Exhibit 10.31 to the Form
          8-B).
  10.32   Form of Non-Employee Director Stock        *
          Option Agreement between the Bank and
          certain directors (incorporated by
          reference to Exhibit 10.32 to the
          Form 8-B).
  10.33   Form of Amendment to Non-Employee
          Director Stock Option Agreement between
          the Bank and certain directors
          (incorporated by reference to Exhibit
          10.33 to the Form 8-B).
  10.34   Loan and REO Purchase Agreement, dated     *
          as of December 15, 1994 between
          Fidelity and Berkeley Federal Bank &
          Trust FSB (incorporated by reference to
          Exhibit 10.34 to the Form 8-B).
  10.35   Standard Office Lease-Net, dated July      *
          15, 1994, between the Bank and 14455
          Ventura Blvd., Inc. (incorporated by
          reference to Exhibit 10.35 to the
          Form 8-B).
  10.36   Standard Office Lease - Modified Gross,
          dated July 15, 1994, between the Bank
          and Citadel Realty, Inc. (incorporated
          by reference to Exhibit 10.36 to the
          Form 8-B).

  10.37   Loan Servicing Purchase and Sale           *
          Agreement dated March 31, 1995 between
          the Bank and Western Financial Savings
          Bank, FSB (incorporated by reference to
          Exhibit 10.37 to the Form 8-B
  10.38   Supervisory Agreement dated June 28,       *
          1995, between Fidelity and the OTS
          (incorporated by reference to Exhibit
          10.38 to the Form 8-B
  10.39   Form of Indemnity Agreement between the    *
          Bank and its directors and senior
          officers (incorporated by reference to
          Exhibit 10.39 to the  Form 8-B).
  10.40   Letter from the OTS to the Bank dated      *
          December 8, 1995, terminating the
          Supervisory Agreement as of the date of
          the letter (incorporated by reference
          to Exhibit 10.40 to the Form 8-B.
  10.41   Loan Servicing Purchase and Sale           *
          Agreement dated May 15, 1996 between
          Fidelity and Western Financial Savings
          Bank (incorporated by reference to
          Exhibit 10.37 to the quarterly report
          on Form 10-Q for the quarterly period
          ended June 30, 1996).
  10.42   First Amendment to Standard Office
          Lease - Modified Gross, dated as of May
          15, 1995 between the Bank and Citadel
          Realty, Inc.
  10.43   Second Amendment to Standard Office
          Lease - Modified Gross, dated as of
          October 1, 1996, between the Bank and
          Citadel Realty, Inc.
  10.44   Form of Indemnity Agreement between
          Bank Plus and its directors and senior
          officers.
  27.     Financial Data Schedule.

  (b) Reports on Form 8-K

  A current report of Form 8-K was filed with the Securities and Exchange Commission on October 22, 1996 attaching the Annual Report on Form 10-K of the Bank for the fiscal year ended December 31, 1995 in anticipation of incorporating such Form 10-K by reference into a Registration Statement on Form S-8 to be filed by the Company.

*  Previously filed.

                                   SIGNATURES


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        BANK PLUS CORPORATION
                                        Registrant



Date:  November 6, 1996                        /s/ Richard M. Greenwood
                                        --------------------------------------

                                                 Richard M. Greenwood
                                        President and Chief Executive Officer;
                                              Vice Chairman of the Board




Date:  November 6, 1996                         /s/ William L. Sanders
                                        --------------------------------------

                                                  William L. Sanders
                                             Executive Vice President and
                                               Chief Financial Officer