Form 10-K405
period 1996-12-31
BANK PLUS CORP
filed 1997-03-11
CIK 1012616

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 0-28292

                             BANK PLUS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                  DELAWARE                                       95-1782887
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)
           4565 COLORADO BOULEVARD
           LOS ANGELES, CALIFORNIA                                 90039
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 241-6215

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of March 3, 1997, was $246,352,303.

  As of March 3, 1997, Registrant had outstanding 18,245,265 shares of Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's 1996 Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Registrant's 1997 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BANK PLUS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1996

                                     PART I

                                                                            PAGE
                                                                            ----
 Item 1.  Business.......................................................      1
          General........................................................      1
          Business Strategy..............................................      4
          Retail Financial Services Group................................      6
          Lending Activities.............................................      6
          Credit Administration..........................................     14
          Credit Loss Experience.........................................     24
          Foreclosure Policies...........................................     29
          Bulk Sales.....................................................     31
          Treasury Activities............................................     31
          Sources of Funds...............................................     33
          Interest Rate Risk Management..................................     37
          Competition....................................................     37
          Employees......................................................     38
          Regulation and Supervision.....................................     38
 Item 2.  Properties.....................................................     50
 Item 3.  Legal Proceedings..............................................     50
 Item 4.  Submission of Matters to a Vote of Security Holders............     51

                                    PART II

                    Market for the Registrant's Common Equity and Related
 Item 5.  Stockholder Matters............................................     52
 Item 6.  Selected Financial Data........................................     53
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................     55
          Forward-Looking Statements.....................................     55
          Overview.......................................................     55
          Results of Operations..........................................     55
          Net Interest Income............................................     56
          Asset/Liability Management.....................................     59
          Asset Quality..................................................     62
          Noninterest Income/Expense.....................................     66
          Operating Expenses.............................................     67
          Income Taxes...................................................     68
          Regulatory Capital Compliance..................................     70
          Capital Resources and Liquidity................................     72
 Item 8.  Financial Statements and Supplementary Data....................    F-1
           Change in and Disagreements with Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................   II-1

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............   II-1
 Item 11. Executive Compensation.........................................   II-1
 Item 12. Security Ownership of Certain Beneficial Owners and Management.   II-1
 Item 13. Certain Relationships and Related Transactions.................   II-1

                                    PART IV

          Exhibits, Financial Statement Schedules, and Reports on Form 8-
 Item 14.  K.............................................................   II-1
          Signatures.....................................................   II-5

                                    PART I

ITEM 1. BUSINESS

                             BANK PLUS CORPORATION

GENERAL

  Bank Plus Corporation ("Bank Plus"), through its wholly-owned subsidiary, Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries ("Fidelity" or the "Bank"), offers a broad range of consumer financial services, including demand and term deposits, and loans to consumers, through 33 full-service branches, all of which are located in Southern California, principally in Los Angeles and Orange counties. At this time, the Bank makes available to its customers residential mortgages and consumer loans, which the Bank does not underwrite or fund, by referral to certain established providers of mortgage and consumer loan products with which the Bank has negotiated strategic alliances. In addition, through Bank Plus' subsidiary Gateway Investment Services, Inc. ("Gateway"), a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, the Bank provides customers with uninsured investment products, including a number of mutual funds, annuities and unit investment trusts.

  In the fourth quarter of 1995, Fidelity completed a plan of recapitalization (the "1995 Recapitalization"), pursuant to which Fidelity raised approximately $134.4 million in net new equity through the sale of 2,070,000 shares of 12% Noncumulative Exchangeable Perpetual Preferred Stock, Series A ("Series A Preferred Stock"), and 47,000,000 shares of Fidelity Class A Common Stock. As part of the 1995 Recapitalization, Fidelity adopted the accelerated asset resolution plan (the "Accelerated Asset Resolution Plan"), which was designed to aggressively dispose of, resolve, or otherwise manage a pool of primarily multifamily mortgage loans and real estate owned ("REO"). As a result, Fidelity recorded a $45.0 million loan portfolio charge in the allowance for estimated loan losses which represented the estimated additional losses expected to be incurred in connection with the implementation of the Accelerated Asset Resolution Plan. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")--Asset Quality--Accelerated Asset Resolution Plan."

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

  In May 1996, Fidelity completed a reorganization pursuant to which all of the outstanding common stock of Fidelity was converted on a one-for-one basis into all of the outstanding common stock of Bank Plus, and Bank Plus became the holding company for Fidelity (the "Reorganization"). Effective May 17, 1996, Bank Plus Common Stock was listed on the Nasdaq National Market ("NASDAQ") under the symbol "BPLS". Bank Plus' principal operating subsidiaries are Fidelity and Gateway, which prior to the Reorganization was a subsidiary of the Bank. Bank Plus currently has no significant business or operations other than serving as the holding company for Fidelity and Gateway.

  Fidelity's deposits are highly concentrated in Los Angeles and Orange counties. The 33 branches held average deposit balances of $75.6 million and total balances of approximately $2.5 billion at December 31, 1996. At December 31, 1996, the Bank's gross mortgage loan portfolio aggregated approximately $2.8 billion, 62% of which was secured by residential properties containing 5 or more units, 31% of which was secured by single family and multifamily residential properties containing 2 to 4 units and 7% of which was secured by commercial and other property. At that same date, 97% of the Bank's loans consisted of adjustable-rate mortgages.

  The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") through the Savings Association Insurance Fund (the "SAIF") to the maximum extent permitted by law. The

Bank is subject to the examination, supervision and reporting requirements of the Office of Thrift Supervision (the "OTS"), which is the Bank's primary federal banking regulator, and is also subject to examination and supervision by the FDIC. As a wholly owned subsidiary of Bank Plus, Gateway is subject to limited examination and supervision by the OTS and is also subject to regulation as a registered broker/dealer by the Securities and Exchange Commission (the "SEC").

  On September 30, 1996 legislation was enacted that required member institutions to recapitalize the SAIF by paying a one-time special assessment of approximately 65.7 basis points on all assessable deposits as of March 31, 1995. The one-time special assessment resulted in the Bank recording an $18.0 million charge in additional SAIF premiums. See "--Regulation and Supervision--Fidelity--Deposit Insurance."

  Unless the context otherwise requires, all references to the "Company" in this Annual Report on Form 10-K (the "Form 10-K") include Bank Plus and its subsidiaries on a consolidated basis. All references to Fidelity or the Bank with respect to the period after August 3, 1994 and before the Reorganization include Gateway, which was a wholly-owned subsidiary of the Bank's former holding company, Citadel Holding Corporation ("Citadel"), during a portion of the periods covered hereby, and on August 3, 1994, became a wholly-owned subsidiary of Fidelity. The principal executive offices of Bank Plus and Fidelity are located at 4565 Colorado Boulevard, Los Angeles, California 90039, telephone number (818) 241-6215.

                            SUMMARY FINANCIAL DATA

  The following table sets forth selected financial and other data for the Company at the dates or for the periods indicated:

                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------
                              1996             1995           1994         1993         1992
                           ----------       ----------     ----------   ----------   ----------
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Total assets.............  $3,330,290       $3,299,444     $3,709,838   $4,389,781   $4,695,518
Total loans, net.........   2,691,931        2,935,116      3,288,303    3,712,051    3,990,449
Deposits.................   2,495,933        2,600,869      2,697,272    3,368,664    3,459,648
FHLB advances............     449,851          292,700        332,700      326,400      581,400
Other borrowings.........     140,000          150,000        500,000      407,830      327,000
Preferred stock issued by
 consolidated subsidiary.      51,750              --             --           --           --
Subordinated notes.......         --               --             --        60,000       60,000
Stockholders' equity.....     161,657          229,043        156,547      182,284      220,171
Stockholders' equity per
 common share(1)(2)......        8.86             9.72 (3)      24.11       173.51       209.57
Common shares
 outstanding(1)(2).......  18,245,265       18,242,465      6,492,465    1,050,561    1,050,561
OPERATING DATA:
Interest income..........  $  237,913       $  246,477     $  241,465   $  289,331   $  370,715
Interest expense.........     152,623          174,836        155,828      188,494      240,124
                           ----------       ----------     ----------   ----------   ----------
Net interest income......      85,290           71,641         85,637      100,837      130,591
Provision for estimated
 loan losses.............      15,610           69,724 (4)     65,559       65,100       51,180
                           ----------       ----------     ----------   ----------   ----------
Net interest income after
 provision for estimated
 loan losses.............      69,680            1,917         20,078       35,737       79,411
Noninterest income
 (expense)...............       2,246           11,062         (7,793)     (38,685)      (6,247)
SAIF special assessment..     (18,000)             --             --           --           --
1994 Restructuring and
 Recapitalization
 charges, net............         --               --         (65,394)         --           --
Operating expense other
 than SAIF special
 assessment and 1994
 Restructuring and
 Recapitalization
 charges.................     (64,451)         (81,954)       (91,859)     (98,732)     (75,044)
                           ----------       ----------     ----------   ----------   ----------
(Loss) before income
 taxes and minority
 interest in subsidiary..     (10,525)         (68,975)      (144,968)    (101,680)      (1,880)
Income tax (benefit)
 expense.................      (1,093)               4        (16,524)     (35,793)      (2,167)
                           ----------       ----------     ----------   ----------   ----------
Net (loss) earnings
 before minority interest
 in subsidiary...........      (9,432)         (68,979)      (128,444)     (65,887)         287
Minority interest in
 earnings of subsidiary
 (dividends on subsidiary
 preferred stock)........      (4,657)             --             --           --           --
                           ----------       ----------     ----------   ----------   ----------
Net (loss) earnings......     (14,089)         (68,979)      (128,444)     (65,887)         287
Preferred stock
 dividends...............      (1,553)             --             --           --           --
                           ----------       ----------     ----------   ----------   ----------
(Loss) earnings available
 for common stockholders.  $  (15,642)      $  (68,979)    $ (128,444)  $  (65,887)  $      287
                           ==========       ==========     ==========   ==========   ==========
Net (loss) earnings per
 common share(1)(2)......  $    (0.86)      $    (8.84)    $   (39.08)  $   (62.72)  $     0.27
                           ==========       ==========     ==========   ==========   ==========
Weighted average common
 shares
 outstanding(1)(2).......  18,242,887        7,807,201      3,286,960    1,050,561    1,050,561
                           ==========       ==========     ==========   ==========   ==========
SELECTED OPERATING
 RATIOS:
(Loss) return on average
 assets..................       (0.42)%          (1.92)%        (3.17)%      (1.43)%       0.01%
(Loss) return on average
 equity..................       (7.01)% (5)     (42.31)%       (83.00)%     (29.99)%       0.13%
Average equity divided by
 average assets..........        6.71 %           4.54 %         3.82 %       4.77 %       4.57%
Ending equity divided by
 ending assets...........        4.85 %           6.94 %         4.22 %       4.15 %       4.69%
Operating expense to
 average assets(6).......        1.94 %           2.28 %         2.27 %       2.14 %       1.52%
Efficiency ratio(7)......       67.77 %          89.81 %        97.58 %      79.66 %      45.38%
Interest rate spread for
 the period..............        2.31 %           1.89 %         2.24 %       2.31 %       2.66%
Net yield on interest-
 earning assets..........        2.63 %           2.05 %         2.22 %       2.31 %       2.80%
ASSET QUALITY DATA:
NPAs(8)..................  $   60,788       $   71,431     $   85,729   $  235,621   $  234,405
NPAs to total assets.....        1.83 %           2.16 %         2.31 %       5.37 %       4.99%
Nonaccruing loans........  $   36,125       $   51,910     $   71,614   $   93,475   $  112,041
Nonaccruing loans to
 total loans, net........        1.34 %           1.77 %         2.18 %       2.52 %      2.83%
Classified assets........  $  174,096       $  219,077     $  141,536   $  372,502   $  353,738
Classified assets to
 total assets............        5.23 %           6.64 %         3.82 %       8.49 %       7.53%
REGULATORY CAPITAL
 RATIOS:
Tangible capital ratio...        6.28 %           6.91 %         4.28 %       4.10 %       4.27%
Core capital ratio.......        6.29 %           6.92 %         4.29 %       4.15 %       4.35%
Risk-based capital ratio.       11.85 %          12.43 %         8.28 %       9.32 %       9.76%
OTHER DATA:
Sales of investment
 products(9).............  $  118,061       $   89,824     $  112,430   $   96,253   $   77,078
Average interest rate on
 new loans...............        8.41 %           9.61 %         5.85 %       6.75 %       7.77%
Loans sold, net(10)......  $   (2,069)      $      390     $  273,272   $  115,003   $  204,435
Number of:
 Real estate loan
  accounts (in
  thousands).............          11               12             14           16           18
 Deposit accounts (in
  thousands).............         194              207            216          241          233
 Retail branch
  offices(11)............          33               33             33           42           43

                                                  (footnotes on following page)

(footnotes from previous page)

--------
(1) For the periods prior to August 4, 1994, Fidelity's one share owned by Citadel, its former holding company and sole stockholder, has been retroactively reclassified into 1,050,561 shares of Class A Common Stock.

(2) On February 9, 1996, the Bank's stockholders approved a one-for-four reverse stock split (the "Reverse Stock Split"). All per share data and weighted average common shares outstanding have been retroactively adjusted to reflect this change.

(3) Calculation excludes $51.8 million of preferred stock issued by consolidated subsidiary.

(4) In 1995 the Bank recorded a $45 million loan portfolio charge in connection with its adoption of the Accelerated Asset Resolution Plan. See
    Item 7. "MD&A--Accelerated Asset Resolution Plan."

(5) Net of dividends on preferred stock of subsidiary of $1.6 million.

(6) Excludes the impact of the SAIF special assessment and net 1994 restructuring and recapitalization charges (the "1994 Restructuring and Recapitalization").

(7) The efficiency ratio is computed by dividing total operating expense by net interest income and noninterest income, excluding infrequent items, provisions for estimated loan and real estate losses, direct costs of real estate operations and gains/losses on the sale of securities.

(8) Nonperforming assets ("NPAs") include nonaccruing loans and foreclosed real estate, net of specific valuation allowances, writedowns and REO general valuation allowance ("GVA"), if any.

(9) Includes 100% of Gateway investment product sales.

(10) Excludes loans sold in certain bulk sales consummated in 1994 (the "Bulk Sales"), and is net of repurchases.

(11) All retail branch offices are located in Southern California.

  For additional information, see Item 6. "Selected Financial Data," Item 7. "MD&A" and Item 8. "Financial Statements and Supplementary Data".

BUSINESS STRATEGY

  The Company's business strategy is to be a consumer-focused provider of financial services, by enhancing its franchise to integrate its traditional services and products (deposit services, checking and savings accounts) with the offering of investment products through Gateway and consumer credit products through strategic partners. As a part of such strategy, management continues to explore new opportunities to expand the integrated sales platform, to increase fee income growth, and to build upon the use of technology in delivering financial products and services. In addition, the Company is continuing to focus on improving the quality of its loan portfolio by reducing the level of problem assets through aggressive management and increasing operating efficiency by reducing and maintaining lower levels of operating expenses.

  As a part of its business strategy, the Company plans to purchase assets (loans and securities) that may exceed $900 million in 1997. This plan, in general terms, is based upon certain risk adjusted return and liquidity objectives and is designed to increase the Company's securities and loan portfolios to enhance the Company's earning capabilities. The proposed increase in earning assets may be at a lower interest rate spread than the Company's assets are currently yielding depending on available financing sources. Accordingly, if the plan is implemented, the Company's interest rate spread may decline. In conjunction with this plan, the Company continues its exploration of other asset origination capabilities and customer base expansion. If such opportunities are pursued, they may operate to limit the asset purchase strategy discussed above to an amount significantly less than $900 million.

 Consumer-Focused Provider of Financial Services

  Management believes that, given the highly competitive nature of the financial services industry and the regulatory constraints that the Company faces in competing with unregulated companies, the Company must continue to expand from its historical business focus and provide customers with a wider array of products through a variety of delivery channels. The Company is pursuing the use of various electronic delivery systems, which include an Internet bank, and software to enhance customer convenience and the Company's fee income opportunities. The Company is currently negotiating with a provider of electronic delivery services to begin implementing an Internet bank. The Internet bank will offer on-line transactional capabilities for selected bank services with plans to expand to the alternative investment products currently sold through the Company's integrated sales platform.

 Strategic Alliances with Third Party Providers

  Through strategic alliances with third party providers, the Company has introduced a wide range of securities and insurance products, and consumer loan products to increase fee income. The use of strategic partners allows the Company to emphasize or de-emphasize particular products based on consumer demand and other business or market factors without the traditional costs of modification or discontinuance of product lines. At this time, the Company provides residential mortgages and consumer loans, which the Company does not underwrite or fund, by referral to certain established providers of those products with which the Company has negotiated strategic alliances. For the year ended December 31, 1996, the Company's revenues from all investment and credit product strategic alliances totaled $4.7 million.

 Investment Product Channel

  The Company has implemented its strategy to integrate sales of alternative investment products along with traditional banking products in its offices. The Company's investment product channel is responsible for providing the retail bank distribution system with a variety of investment products to satisfy customers' financial needs and objectives, such as mutual funds, fixed and variable annuities, unit investment trusts and insurance products. Through Gateway, the Company has developed strategic relationships with nationally known providers of investment and insurance products. The use of strategic partners' products shifts market acceptance risk away from the Company, and enhances product and name recognition through relationships with nationally known partners, which also provide marketing support. In 1997, the Company plans to increase the line of insurance products offered through the integrated sales platform to enhance the Company's fee income opportunities.

 Credit Product Channel

  The Company's credit product channel is responsible for providing the retail bank distribution system with a variety of consumer credit products to satisfy customers' financial needs and objectives. Strategic alliances are in place with established providers of auto, boat and recreational vehicle loans, credit cards, home equity lines of credit and first mortgage products. The Company uses the strength of its strategic partners to attempt to minimize product risk, operating expenses and development costs. The Company is currently negotiating with strategic partners to create secured and other credit card programs. These programs are expected to be offered initially to the customers of the strategic partners generating a favorable interest rate spread to the Company and will offer the opportunity to cross-sell products to new customers. The strategic partners will identify credit card candidates and market the programs; the Company will underwrite credit card candidates and provide the funding of the credit card balances and the bank presence required to accommodate the plan. The strategic partners will provide credit enhancements on outstanding credit card balances to mitigate any credit losses to the Company.

 Management of Problem Assets

  During the fourth quarter of 1995, the Bank adopted an Accelerated Asset Resolution Plan ("Plan") designed to aggressively dispose of, resolve or otherwise manage a pool of primarily multifamily loans and REO that had higher risk profiles than the remainder of the Bank's multifamily loan portfolio. The Accelerated Asset Resolution Plan reflected both an acceleration in estimated timing of asset resolution, as well as a potential change in recovery method from the normal course of business. See Item 7. "MD&A--Asset Quality--Accelerated Asset Resolution Plan."

  During the fourth quarter of 1996, management evaluated the status of certain classified loans based on specific criteria, including loan performance for a minimum of 13 months. As a result, approximately
$124 million in gross classified multifamily loans were upgraded from substandard to special mention. See "--Credit Administration--Loan Grading System."

 Continued Reduction of Operating Expenses

  During the two years ended December 31, 1996, the Company reduced annual operating expenses (excluding the SAIF special assessment of $18.0 million) by 21.4% which included a reduction in personnel expenses of 22.5% reflecting a reduction in the annual average of full-time equivalent ("FTEs") employees of 23.6% (from 644 during 1995 to 492 during 1996).

  While the Company intends to continue to control and, if possible, reduce operating expenses, a portion of the expense savings experienced in prior periods will be devoted to certain business initiatives described above. The Company also intends to expend resources as it evaluates and pursues earning asset acquisition opportunities. Furthermore, management does not believe that additional significant personnel reductions would be appropriate without significantly increasing operational risks. Accordingly, the levels of annual operating expense reductions experienced during the past two years should not be expected for future periods.

RETAIL FINANCIAL SERVICES GROUP

  Fidelity operates 33 branches in Los Angeles, Orange and San Bernardino counties. At each of its branch locations, Fidelity offers loan products, financial services and investment products to current and potential customers. These products and services are provided either directly or through Gateway. Fidelity's deposits are concentrated in Los Angeles and Orange counties. Five branches exceed $100 million in deposits, fourteen branches have deposits between $60 million and $100 million and fourteen of the branches are in the $30 million to $60 million deposit range.

  Total deposits at Fidelity have decreased $1.0 billion from December 31, 1992 to December 31, 1996. Management believes the decrease can be attributed to five major factors: (a) consummation of a branch sale in September 1994 involving the sale of $340.0 million of deposits, (b) the maturity and subsequent outflow of $150 million in wholesale deposits during 1994, which were not replaced, (c) Fidelity's current strategy of pricing deposits based on the average rate for similar products offered by the Bank's local competitors, (d) the outflow of $199 million in retirement plan accounts, which were not actively marketed for retention during this period, and (e) the movement of short-term fixed income investments into mutual funds and other uninsured products resulting from depositors' reaction to the general decreasing interest rate environment through the period. Total net deposits have decreased $105.1 million during the year ended December 31, 1996, due to an outflow of $21.5 million in transaction accounts and an outflow of $83.6 million in the Bank's certificate of deposit accounts. The net deposit outflow in 1996 can in part be attributed to Fidelity's relatively low advertising expenditures and the very competitive Southern California market. The Company may consider exploring potential sales or purchases of branches from time to time to further its business strategy.

LENDING ACTIVITIES

  The Bank closed its wholesale correspondent single family origination network and its multifamily origination operations in the third quarter of 1994. Since that time the Bank has entered into strategic partnerships with established providers of consumer credit products pursuant to which all consumer credit products made available to the Bank's customers are referred to and underwritten, funded and serviced by the strategic partners. See "-- Business Strategy--Strategic Alliances with Third Party Providers."

  The volume of first and second trust deed mortgages originated by the Bank for its portfolio during 1996 and 1995 was $5.8 million and $18.5 million, respectively. During 1996 and 1995, the Bank also purchased $8.0 million and $1.0 million, respectively, of mortgage loans.

  The Bank offers overdraft protection for checking account customers through its "Instant Reserve" personal line of credit. Instant Reserve is available to new and existing checking customers with average credit limits of approximately $1,500. The committed Instant Reserve lines of credit at December 31, 1996 and 1995 totaled $19.7 million and $18.5 million, respectively. The outstanding balance of Instant Reserve lines of credit at December 31, 1996 and 1995 totaled $2.0 million and $1.8 million, respectively.

 Portfolio statistics

  All presentations of the total loan portfolio include loans receivable and loans held for sale unless stated otherwise. The following table sets forth the composition of total loans by type of security at the dates indicated:

                                                                      DECEMBER 31,
                           ---------------------------------------------------------------------------------------------------------
                                  1996                   1995                   1994                1993                1992
                           ---------------------- ---------------------- ------------------- ------------------- -------------------
                                         PERCENT                PERCENT             PERCENT             PERCENT             PERCENT
                                         OF TOTAL               OF TOTAL            OF TOTAL            OF TOTAL            OF TOTAL
LOANS BY TYPE OF SECURITY    AMOUNT       LOANS     AMOUNT       LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS
-------------------------  ----------    -------- ----------    -------- ---------- -------- ---------- -------- ---------- --------
                                                                 (DOLLARS IN THOUSANDS)
Residential
 loans:
 Single family...          $  517,288      18.72% $  594,019      19.58% $  755,253   22.44% $  792,054   20.80% $  857,631   21.09%
 Multifamily:
   2 to 4 units..             319,281      11.55     345,884      11.40     393,943   11.71     505,219   13.27     526,826   12.96
   5 to 36 units.           1,408,317      50.95   1,521,056      50.13   1,612,926   47.93   1,795,374   47.16   1,880,589   46.25
   37 units and
    over.........             307,741      11.13     329,916      10.87     345,287   10.26     406,330   10.67     444,576   10.93
                           ----------     ------  ----------     ------  ----------  ------  ----------  ------  ----------  ------
     Total
      multifamily.          2,035,339      73.63   2,196,856      72.40   2,352,156   69.90   2,706,923   71.10   2,851,991   70.14
                           ----------     ------  ----------     ------  ----------  ------  ----------  ------  ----------  ------
      Total
       residential
       loans.....           2,552,627      92.35   2,790,875      91.98   3,107,409   92.34   3,498,977   91.90   3,709,622   91.23
                           ----------     ------  ----------     ------  ----------  ------  ----------  ------  ----------  ------
Other real estate
 loans:
 Commercial and
  industrial.....             203,510       7.36     234,384       7.72     248,255    7.38     295,761    7.77     343,270    8.44
 Land and land
  improvements...               1,670       0.06       3,032       0.10       2,050    0.06       3,736    0.10       5,353    0.13
                           ----------     ------  ----------     ------  ----------  ------  ----------  ------  ----------  ------
   Total other
    real estate
    loans........             205,180       7.42     237,416       7.82     250,305    7.44     299,497    7.87     348,623    8.57
                           ----------     ------  ----------     ------  ----------  ------  ----------  ------  ----------  ------
Gross mortgage
 loans...........           2,757,807      99.77   3,028,291      99.80   3,357,714   99.78   3,798,474   99.77   4,058,245   99.80
Loans secured by
 savings accounts
 and other non-
 real estate
 loans...........               6,373       0.23       6,040       0.20       7,251    0.22       8,758    0.23       8,038    0.20
                           ----------     ------  ----------     ------  ----------  ------  ----------  ------  ----------  ------
Total loans,
 gross...........           2,764,180     100.00%  3,034,331     100.00%  3,364,965  100.00%  3,807,232  100.00%  4,066,283  100.00%
                           ----------     ======  ----------     ======  ----------  ======  ----------  ======  ----------  ======
Less:
 Undisbursed loan
  funds..........                 --                     --                     259                 --                  301
 Unearned
  discounts......               1,974                  2,463                  1,980                 210                 104
 Deferred loan
  fees...........              12,767                  7,317                  7,221              11,139              11,152
 Allowance for
  estimated loan
  losses.........              57,508(1)              89,435(1)              67,202              83,832              64,277
                           ----------             ----------             ----------          ----------          ----------
                               72,249                 99,215                 76,662              95,181              75,834
                           ----------             ----------             ----------          ----------          ----------
   Total loans,
    net..........          $2,691,931             $2,935,116             $3,288,303          $3,712,051          $3,990,449
                           ==========             ==========             ==========          ==========          ==========

-------
(1) At December 31, 1996 and 1995, the allowance for estimated loan losses includes $16.7 million and $36.7 million, respectively, of remaining loan GVA and specific valuation allowance ("SVA") for the Accelerated Asset Resolution Plan. See Item 7. "MD&A--Asset Quality--Accelerated Asset Resolution Plan."

  The following table sets forth the composition of loans held for sale, which are included in the table above, by type of security at the dates indicated:

                                                              DECEMBER 31,
                           -----------------------------------------------------------------------------------
                                1996            1995             1994             1993              1992
                           --------------- --------------- ---------------- ----------------- ----------------
                                  PERCENT         PERCENT          PERCENT           PERCENT          PERCENT
LOANS BY TYPE OF SECURITY  AMOUNT OF TOTAL AMOUNT OF TOTAL AMOUNT  OF TOTAL  AMOUNT  OF TOTAL AMOUNT  OF TOTAL
-------------------------  ------ -------- ------ -------- ------- -------- -------- -------- ------- --------
                                                         (DOLLARS IN THOUSANDS)
Residential loans:
 Single family...........   $--     -- %    $--     -- %   $47,339   97.98% $239,371   65.10% $25,043   94.57%
 Multifamily (2 to 4
  units).................    --     --       --     --         976    2.02   128,317   34.90    1,439    5.43
                            ----    ---     ----    ---    -------  ------  --------  ------  -------  ------
  Total loans held for
   sale..................   $--     -- %    $--     -- %   $48,315  100.00% $367,688  100.00% $26,482  100.00%
                            ====    ===     ====    ===    =======  ======  ========  ======  =======  ======

  The following table presents gross mortgage loans by type and location as of December 31, 1996:

                                                                COMMERCIAL AND
                                          MULTIFAMILY             INDUSTRIAL
                                  ---------------------------- ----------------
                          SINGLE   2 TO 4   5 TO 36   37 UNITS HOTEL/   OTHER              PERCENTAGE
                          FAMILY   UNITS     UNITS    AND OVER  MOTEL    C&I      TOTAL     OF TOTAL
                         -------- -------- ---------- -------- ------- -------- ---------- ----------
                                                    (DOLLARS IN THOUSANDS)
California:
 Southern California
  Counties:
   Los Angeles.......... $252,444 $118,977 $1,024,097 $206,579 $11,401 $ 96,317 $1,709,815    62.0%
   Orange...............   84,672  129,974    152,674   22,013  20,592   39,316    449,241    16.3
   San Diego............   22,645   10,125     80,798   33,850     --     6,143    153,561     5.6
   San Bernardino.......   11,658   12,477     25,614   13,633     --     3,975     67,357     2.4
   Riverside............   16,870    8,008     22,593   10,357     --     5,843     63,671     2.3
   Ventura..............   20,055    5,488     29,906    2,429     --     1,321     59,199     2.1
   Other................   11,618    8,029     23,840    7,183   2,497    3,811     56,978     2.1
                          419,962  293,078  1,359,522  296,044  34,490  156,726  2,559,822    92.8
 Northern California
  Counties:
   Santa Clara..........   37,490   19,165     32,854      --      --       209     89,718     3.3
   Other................   59,015    7,038     15,941    7,366   1,320    3,907     94,587     3.4
                         -------- -------- ---------- -------- ------- -------- ----------   -----
     Total California...  516,467  319,281  1,408,317  303,410  35,810  160,842  2,744,127    99.5
                         -------- -------- ---------- -------- ------- -------- ----------   -----
Arizona.................       23      --         --     4,331     --     5,955     10,309     0.4
Maryland................      --       --         --       --    2,186      --       2,186     0.1
All other states........      798      --         --       --      --       387      1,185     --
                         -------- -------- ---------- -------- ------- -------- ----------   -----
     Total out-of-state.      821      --         --     4,331   2,186    6,342     13,680     0.5
                         -------- -------- ---------- -------- ------- -------- ----------   -----
Gross mortgage loans.... $517,288 $319,281 $1,408,317 $307,741 $37,996 $167,184 $2,757,807   100.0%
                         ======== ======== ========== ======== ======= ======== ==========   =====

  The following table sets forth the types of loans by repricing attributes at the dates indicated:

                                                               DECEMBER 31,
                    ---------------------------------------------------------------------------------------------------------
                           1996                   1995                   1994                1993                1992
                    ---------------------- ---------------------- ------------------- ------------------- -------------------
                                  PERCENT                PERCENT             PERCENT             PERCENT             PERCENT
                                  OF TOTAL               OF TOTAL            OF TOTAL            OF TOTAL            OF TOTAL
                      AMOUNT       LOANS     AMOUNT       LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT    LOANS
                    ----------    -------- ----------    -------- ---------- -------- ---------- -------- ---------- --------
                                                          (DOLLARS IN THOUSANDS)
Adjustable rate
 loans............. $2,675,425      96.79% $2,939,807      96.88% $3,257,368   96.80% $3,649,714   95.83% $3,924,093   96.50%
Fixed rate loans...     88,755       3.21      94,524       3.12     107,597    3.20     157,518    4.17     142,190    3.50
                    ----------     ------  ----------     ------  ----------  ------  ----------  ------  ----------  ------
 Total loans,
  gross............  2,764,180     100.00%  3,034,331     100.00%  3,364,965  100.00%  3,807,232  100.00%  4,066,283  100.00%
                                   ======                 ======              ======              ======              ======
Less:
 Undisbursed loan
  funds............        --                     --                     259                 --                  301
 Unearned
  discounts........      1,974                  2,463                  1,980                 210                 104
 Deferred loan
  fees.............     12,767                  7,317                  7,221              11,139              11,152
 Allowance for
  estimated loan
  losses...........     57,508(1)              89,435(1)              67,202              83,832              64,277
                    ----------             ----------             ----------          ----------          ----------
                        72,249                 99,215                 76,662              95,181              75,834
                    ----------             ----------             ----------          ----------          ----------
   Total loans,
    net............ $2,691,931             $2,935,116             $3,288,303          $3,712,051          $3,990,449
                    ==========             ==========             ==========          ==========          ==========

-------
(1) At December 31, 1996 and 1995, the allowance for estimated loan losses includes $16.7 million and $36.7 million, respectively, of remaining loan GVA and SVA for the Accelerated Asset Resolution Plan. See Item 7. "MD&A-- Asset Quality--Accelerated Asset Resolution Plan."

  The following table sets forth, by contractual maturity and interest rate, the fixed rate and adjustable rate real estate loan portfolios at December 31, 1996. The table does not consider the prepayment experience of the loan portfolio when scheduling the maturities of loans. See Item 7. "MD&A-- Asset/Liability Management."

                                                SUBTOTAL
                                               MATURITIES                      MATURES IN
                           TOTAL                GREATER   -----------------------------------------------------
                           LOANS       MATURES  THAN ONE                   2000-    2002-    2007-
                         RECEIVABLE    IN 1997    YEAR     1998    1999     2001     2006     2011   AFTER 2011
                         ----------    ------- ---------- ------- ------- -------- -------- -------- ----------
                                                       (DOLLARS IN THOUSANDS)
Adjustable rate loans:
 Under 5.00%............ $      550    $   --  $      550 $    19 $   --  $    --  $     17 $     28 $      486
 05.00%-6.99%...........     56,252        172     56,080     --      --       --       557    1,052     54,471
 07.00%-8.99%...........  2,571,233      1,041  2,570,192   8,555  10,364  101,502  480,793  208,795  1,760,183
 09.00%-10.99%..........     46,561        167     46,394     303     --    14,019    6,272    8,808     16,992
 11.00%-12.99%..........        829        --         829     146     --       498      185      --         --
                         ----------    ------- ---------- ------- ------- -------- -------- -------- ----------
   Total adjustable rate
    loans...............  2,675,425      1,380  2,674,045   9,023  10,364  116,019  487,824  218,683  1,832,132
                         ----------    ------- ---------- ------- ------- -------- -------- -------- ----------
Fixed rate loans:
 Under 5.00%............        557        265        292     192     --       --       --       --         100
 05.00%-6.99%...........     12,636      2,451     10,185   1,269      23      --        58    2,114      6,721
 07.00%-8.99%...........     38,278      1,206     37,072     855     346      543    6,731    3,051     25,546
 09.00%-10.99%..........     31,359      6,406     24,953     --       74      426    7,582    9,082      7,789
 11.00%-12.99%..........      3,137        788      2,349     131       2       13      125      637      1,441
 Over 13.00%............      2,788      2,008        780      88     --       --        58      586         48
                         ----------    ------- ---------- ------- ------- -------- -------- -------- ----------
   Total fixed rate
    loans...............     88,755     13,124     75,631   2,535     445      982   14,554   15,470     41,645
                         ----------    ------- ---------- ------- ------- -------- -------- -------- ----------
   Total loans, gross...  2,764,180    $14,504 $2,749,676 $11,558 $10,809 $117,001 $502,378 $234,153 $1,873,777
                                       ======= ========== ======= ======= ======== ======== ======== ==========
Less:
 Undisbursed loan
  funds.................        --
 Unearned discounts.....      1,974
 Deferred loan fees.....     12,767
 Allowance for
  estimated loan
  losses................     57,508(1)
                         ----------
                             72,249
                         ----------
   Total loans, net..... $2,691,931
                         ==========

--------
(1) At December 31, 1996, the allowance for estimated loan losses includes $16.7 million of remaining loan GVA and SVA for the Accelerated Asset Resolution Plan. See Item 7. "MD&A--Asset Quality--Accelerated Asset Resolution Plan."

  The following table sets forth, by contractual maturity and property type, the real estate loan portfolio at December 31, 1996. The table does not consider the prepayment experience of the loan portfolio when scheduling the maturities of loans. See Item 7. "MD&A--Asset/Liability Management."

                                                 SUBTOTAL
                                                MATURITIES                      MATURES IN
                            TOTAL                GREATER   -----------------------------------------------------
                            LOANS       MATURES  THAN ONE                   2000-    2002-    2007-
                          RECEIVABLE    IN 1997    YEAR     1998    1999     2001     2006     2011   AFTER 2011
                          ----------    ------- ---------- ------- ------- -------- -------- -------- ----------
                                                        (DOLLARS IN THOUSANDS)
Residential loans:
 Single family..........  $  517,288    $ 3,523 $  513,765 $ 2,052 $   146 $  4,229 $  6,449 $ 13,837 $  487,052
 Multifamily:
   2 to 4 units.........     319,281         20    319,261     244      22   11,430    5,391    2,612    299,562
   5 to 36 units........   1,408,317        847  1,407,470     684     722   49,497  301,960  177,567    877,040
   37 units and over....     307,741        254    307,487     --      --     3,584   71,535   36,154    196,214
                          ----------    ------- ---------- ------- ------- -------- -------- -------- ----------
     Total multifamily..   2,035,339      1,121  2,034,218     928     744   64,511  378,886  216,333  1,372,816
                          ----------    ------- ---------- ------- ------- -------- -------- -------- ----------
      Total residential
       loans............   2,552,627      4,644  2,547,983   2,980     890   68,740  385,335  230,170  1,859,868
                          ----------    ------- ---------- ------- ------- -------- -------- -------- ----------
Other real estate loans:
 Commercial and
  industrial............     203,510      1,965    201,545   8,432   9,917   48,261  117,043    3,983     13,909
 Land and land
  improvements..........       1,670      1,524        146     146     --       --       --       --         --
                          ----------    ------- ---------- ------- ------- -------- -------- -------- ----------
   Total other real
    estate loans........     205,180      3,489    201,691   8,578   9,917   48,261  117,043    3,983     13,909
                          ----------    ------- ---------- ------- ------- -------- -------- -------- ----------
Gross mortgage loans....   2,757,807      8,133  2,749,674  11,558  10,807  117,001  502,378  234,153  1,873,777
                          ----------    ------- ---------- ------- ------- -------- -------- -------- ----------
Loans secured by savings
 accounts and other non-
 real estate loans......       6,373      6,371          2     --        2      --       --       --         --
                          ----------    ------- ---------- ------- ------- -------- -------- -------- ----------
Total loans, gross......   2,764,180    $14,504 $2,749,676 $11,558 $10,809 $117,001 $502,378 $234,153 $1,873,777
                                        ======= ========== ======= ======= ======== ======== ======== ==========
Less:
 Undisbursed loan funds.         --
 Unearned discounts.....       1,974
 Deferred loan fees.....      12,767
 Allowance for estimated
  loan losses...........      57,508(1)
                          ----------
                              72,249
                          ----------
   Total loans, net.....  $2,691,931
                          ==========

--------
(1) At December 31, 1996, the allowance for estimated loan losses includes $16.7 million of remaining loan GVA and SVA for the Accelerated Asset Resolution Plan. See Item 7. "MD&A--Asset Quality--Accelerated Asset Resolution Plan."

  The following table details the activity in the loan portfolio for the periods indicated:

                                         YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1996        1995        1994        1993        1992
                          ----------  ----------  ----------  ----------  ----------
                                          (DOLLARS IN THOUSANDS)
Principal balance at
 beginning of period....  $2,935,116  $3,288,303  $3,712,051  $3,990,449  $4,548,457
Real estate loans
 originated:
  Conventional:
    Single family.......         --        3,411     238,944     271,316     261,563
    Multifamily:
      2 to 4 units......         --          515      38,100      42,931      29,931
      5 to 36 units.....       1,673       4,743      68,862      89,935     121,940
      37 units and over.       3,628       3,207      65,940      12,887      19,588
                          ----------  ----------  ----------  ----------  ----------
        Total
         multifamily....       5,301       8,465     172,902     145,753     171,459
    Commercial and
     industrial.........         533       6,586       5,597       1,335         993
                          ----------  ----------  ----------  ----------  ----------
      Total real estate
       loans
       originated(1)....       5,834      18,462     417,443     418,404     434,015
                          ----------  ----------  ----------  ----------  ----------
Real estate loans
 purchased:
  Single family(2)......       7,444      (1,237)    100,756         --          --
  Multifamily:
    2 to 4 units........         319         --          250         --          --
    5 to 36 units.......         --          --        2,466       3,741         241
    37 units and over...         --          --          665         --        1,434
                          ----------  ----------  ----------  ----------  ----------
      Total multifamily.         319         --        3,381       3,741       1,675
  Commercial and
   industrial...........         262       2,171         --          210         --
                          ----------  ----------  ----------  ----------  ----------
      Total real estate
       loans purchased..       8,025         934     104,137       3,951       1,675
                          ----------  ----------  ----------  ----------  ----------
    Total real estate
     loans funded.......      13,859      19,396     521,580     422,355     435,690
                          ----------  ----------  ----------  ----------  ----------
Loans sold or
 securitized:
  Whole loans(2)........       2,069    (113,230)   (317,725)   (115,003)   (318,712)
  Bulk Sales............         --          --     (341,432)        --          --
                          ----------  ----------  ----------  ----------  ----------
    Total loans sold or
     securitized........       2,069    (113,230)   (659,157)   (115,003)   (318,712)
                          ----------  ----------  ----------  ----------  ----------
Payments and refinances.    (286,577)   (236,650)   (310,697)   (575,348)   (672,996)
Increase (decrease) in
 non-real estate loans..         333      (1,211)     (1,507)        720         257
Other (decrease)
 increase in total
 loans, net.............      (4,796)        741       9,403       8,433       9,656
Decrease (increase) in
 reserves for loan
 losses.................      31,927     (22,233)     16,630     (19,555)    (11,903)
                          ----------  ----------  ----------  ----------  ----------
Net decrease in total
loans, net..............    (243,185)   (353,187)   (423,748)   (278,398)   (558,008)
                          ----------  ----------  ----------  ----------  ----------
Principal balance at end
 of period..............  $2,691,931  $2,935,116  $3,288,303  $3,712,051  $3,990,449
                          ==========  ==========  ==========  ==========  ==========
Loans serviced for
 others.................  $  433,767  $  600,288  $1,147,015  $  888,362  $  982,698
                          ==========  ==========  ==========  ==========  ==========

--------
(1) Includes loans originated to finance sales of REO of $4.8 million, $9.0 million, $27.0 million, $51.6 million, and $11.2 million for the years ended December 31, 1996, 1995, 1994, 1993, and 1992, respectively.

(2) Net of repurchases.

 Sale of Loans

  Over the past several years, the Bank has sold a portion of its loans in the secondary mortgage market. During 1996, the Bank sold $4.5 million of loans and repurchased $6.6 million of loans sold in 1996 and prior periods. Net loan sales totaled approximately $0.4 million and $273.3 million for the years ended December 31, 1995 and 1994, respectively. In addition, sales of mortgage backed securities ("MBSs") totaled $65.5 million, $160.7 million, and $137.1 million, for the years ended December 31, 1996, 1995 and 1994, respectively. In addition to loan sales in the normal course of business, the Bank consummated loan bulk sales during 1994 of $563.3 million of NPAs and other problem assets. See "--Bulk Sales." Fidelity is an approved originator and servicer for the Federal National Mortgage Association (the "FNMA"), the Federal Home Loan Mortgage Corporation (the "FHLMC") and the Federal Housing Administration (the "FHA").

 Sale of Servicing

  As a cost reduction measure, the Bank sold the servicing rights to substantially all of the single family and 2-4 unit loans in the Bank's loan portfolio during the second quarter of 1996. The servicing rights to $938.5 million in loans were transferred for a total sale price of $10.0 million. Such sales proceeds have been accounted for as a reduction in the carrying value of the loans based on the relative fair values of the servicing sold and loans retained and is to be accreted over the estimated life of the loans. Accretion of this amount of the deferred revenue totaled $1.5 million during 1996.

 ARM Loans

  Prior to the closure of its mortgage origination operation in the third quarter of 1994, Fidelity emphasized the origination of adjustable rate mortgages ("ARMs") for its portfolio to assist in reducing the sensitivity of its earnings to interest rate fluctuations. ARMs help to improve the matching of interest rate repricing between Fidelity's asset and liability portfolios. ARMs reduce the interest rate risk inherent in a portfolio of long-term mortgages by repricing each individual asset at regular intervals over the life of the asset. The initial period before the first adjustment varies between one month and five years. ARM loans represented 97% of the total loan portfolio at December 31, 1996. Of Fidelity's ARMs, 93% bear an interest rate which periodically adjusts at a stated margin (the "contractual spread") above the Federal Home Loan Bank (the "FHLB") Eleventh District Cost of Funds Index ("COFI"), which is the index that most closely matches Fidelity's liability base.

  ARMs may have greater vulnerability to default than fixed rate loans during times of increasing interest rates due to the potential for substantial increases in the amount of a borrower's payments or erosion of a borrower's equity in the underlying property, to the extent payments do not increase, as in the case of negatively amortizing mortgages. Risks of default may be reduced on certain loans by caps on both the maximum interest that can be charged and the amount by which a borrower's payments can be periodically increased. However, during periods of significant interest rate increases, interest rate caps can adversely affect interest rate margins and payment caps can increase borrower exposure to negative amortization, unless the loan contains a prohibition on negative amortization. When the borrower's payment is not sufficient to cover the computed interest amount, negative amortization occurs and the difference then increases the principal balance of the loan. Fidelity uses a combination of interest rate caps and payment caps to reduce risk of default and, to date, negative amortization has not adversely affected Fidelity's default ratios. There was $0.8 million of negative amortization included in the loan portfolio at December 31, 1996 and $1.3 million at December 31, 1995.

  During periods of declining interest rates, ARMs with high interest rate caps relative to market are vulnerable to prepayment as borrowers refinance into ARMs with lower caps or into fixed rate loans. Fidelity has also attempted to minimize the risk of default associated with all ARMs by using the COFI (a relatively stable index) for adjustment, thereby limiting interest rate volatility over short periods, and requiring loan-to-value ratios generally not in excess of 80% unless private mortgage insurance is obtained. During periods of declining interest rates, ARMs with negative amortization potential will experience accelerated amortization, thereby offsetting, in whole or in part, previously incurred negative amortization, if any, or reducing the principal balance ahead of the original schedule.

CREDIT ADMINISTRATION

  The credit administration function identifies, measures and establishes specific valuation allowances and assesses and establishes the allowance for loan losses in conformity with regulatory guidelines and generally accepted accounting principles ("GAAP"). See "--Credit Loss Experience."

 Loan Grading System

  In the second half of 1995, the Bank enhanced its existing policy of specifically identifying loans in the portfolio through implementation of a loan grading system ("LGS") that management believes improved the grading process. Since implementing the LGS in the latter half of 1995, over 82% of the multifamily and non-residential loan portfolios have been reviewed. The evaluation of each loan is based on four key risk attributes: (1) ability of income from the property to act as the primary source of repayment, (2) value of the collateral if a sale is required, (3) ability and willingness of the borrower to pay, and (4) market trends in the area around the property.

  In the four quarters following the initial implementation of the LGS, this process resulted in increasing levels of classified loans. During the fourth quarter of 1996, management evaluated the classification of multifamily loans that showed favorable performance characteristics despite an adverse classification at the initial implementation of the LGS and determined to upgrade the classification of certain loans, which generally exhibited continuing performance for at least 13 months (November 1995 through December
1996) and for which delinquent taxes, if any, did not exceed 3.0% of the gross loan balance.

  As a result of these evaluations, approximately $124 million in gross balances of classified multifamily loans were upgraded to special mention. The upgraded loans had been performing for between 18-24 months (prior to and after adverse classification). An additional $12.4 million in gross classified loans comprised primarily of 1-4 unit mortgage loans were also upgraded to either special mention or pass. The bank upgraded performing loans totaling $136.4 million. As a result of upgrading certain loans, approximately $4.7 million in SVAs associated with these loans were reversed and returned to the GVA. At year-end 1996, net classified assets represented 5.2% of total assets as compared to 9.42% as of the prior quarter-end. Within classified assets, net classified loans at year-end 1996, totaled $147.4 million, a decline of 48% compared to net classified loans at September 30, 1996 of $285.4 million. In addition, of the $147.4 million of total net classified loans, 75% or $111.2 million were performing. At December 31, 1996, net classified loans represented 63% of tangible capital plus GVA.

 Loan Portfolio Risk Elements

  Fidelity's loan portfolio risk elements and credit loss experience may be more clearly understood when the following sections are read in conjunction with Item 7. "MD&A--Asset Quality."

  The following table presents net delinquent loans at December 31, 1996, by property type and location.

                                           MULTIFAMILY
                                     -----------------------
                                                             COMMERCIAL
                             SINGLE  2 TO 4 5 TO 36 37 UNITS    AND
                             FAMILY  UNITS   UNITS  AND OVER INDUSTRIAL  TOTAL
                             ------- ------ ------- -------- ---------- -------
                                           (DOLLARS IN THOUSANDS)
California:
  Southern California
   Counties:
    Los Angeles............. $ 9,686 $2,955 $21,677  $5,131    $2,094   $41,543
    Orange..................   2,984  3,366   2,387     --        453     9,190
    San Diego...............     333    221   2,228     --        --      2,782
    San Bernardino..........     500    784   1,239     --        --      2,523
    Riverside...............     571    250     812     --        --      1,633
    Santa Barbara...........     565    310     --      --        --        875
    Kern....................      93    --      755     --        --        848
    Ventura.................     291    --      301     --        --        592
                             ------- ------ -------  ------    ------   -------
                              15,023  7,886  29,399   5,131     2,547    59,986
                             ------- ------ -------  ------    ------   -------
  Northern California
   Counties:
    Santa Clara.............     188    674     419     --        --      1,281
    San Mateo...............     280    212     --      --        --        492
    San Francisco...........     271    --      --      --        --        271
    Alameda.................     237    --      --      --        --        237
    Santa Cruz..............     213    --      --      --        --        213
                             ------- ------ -------  ------    ------   -------
                               1,189    886     419     --        --      2,494
                             ------- ------ -------  ------    ------   -------
      Total delinquent
       loans................ $16,212 $8,772 $29,818  $5,131    $2,547   $62,480
                             ======= ====== =======  ======    ======   =======

  The following table presents delinquencies as a percentage of the loan portfolio by property type and location at December 31, 1996, with ratios calculated net of specific reserves and writedowns.

                                             MULTIFAMILY
                                       -----------------------
                                                               COMMERCIAL
                                SINGLE 2 TO 4 5 TO 36 37 UNITS    AND
                                FAMILY UNITS   UNITS  AND OVER INDUSTRIAL TOTAL
                                ------ ------ ------- -------- ---------- -----
California:
  Southern California Counties:
    Los Angeles................   3.9%   2.5%   2.1%    2.5%      2.0%     2.5%
    Orange.....................   3.5%   2.6%   1.6%     --       0.8%     2.1%
    San Diego..................   1.5%   2.2%   2.8%     --        --      1.8%
    San Bernardino.............   4.4%   6.8%   5.0%     --        --      3.8%
    Riverside..................   3.4%   3.2%   3.7%     --        --      2.6%
    Santa Barbara..............   5.5%   3.9%    --      --        --      2.1%
    Kern.......................  14.5%    --   16.2%     --        --      7.3%
    Ventura....................   1.5%    --    1.0%     --        --      1.0%
    Percent of Southern
     California delinquencies
     by property type..........   3.6%   2.7%   2.2%    1.7%      1.4%     2.4%
  Northern California Counties:
    Santa Clara................   0.5%   3.5%   1.3%     --        --      1.4%
    San Mateo..................   2.6%  15.3%    --      --        --      3.0%
    San Francisco..............  11.7%    --     --      --        --      5.1%
    Alameda....................   1.8%    --     --      --        --      1.3%
    Santa Cruz.................   5.5%    --     --      --        --      2.8%
    Percent of Northern
     California delinquencies
     by property type..........   1.2%   3.4%   0.9%     --        --      1.4%
  Percent of total
   delinquencies by property
   type........................   3.2%   2.8%   2.1%    1.7%      1.3%     2.3%

  The following table presents net delinquent loans at December 31, 1996, by property type and year of origination.

                                                    YEAR OF ORIGINATION
                         ---------------------------------------------------------------------------------
                                                                                                    1987
                                                                                                     AND
                          TOTAL   1996 1995  1994    1993   1992   1991    1990     1989    1988    PRIOR
                         -------  ---- ---- ------  ------  ----  ------  -------  ------  ------  -------
                                                  (DOLLARS IN THOUSANDS)
Property type:
 Single Family.......... $16,212  $--  $--  $2,869  $2,985  $500  $  870  $ 3,476  $1,283  $1,435  $ 2,794
 Multifamily loans:
   2 to 4 units.........   8,772   --   --     212     395   --    1,418    2,667   1,762   1,904      414
   5 to 36 units........  29,818   --   --     --      834   333   5,318   11,234   4,124   4,038    3,937
   37 units and over....   5,131   --   --     --      --    --      --     1,006     --      --     4,125
                         -------  ---- ---- ------  ------  ----  ------  -------  ------  ------  -------
     Total multifamily..  43,721   --   --     212   1,229   333   6,736   14,907   5,886   5,942    8,476
 Commercial and other...   2,547   --   --     --      --    146     --       --      833     --     1,568
                         -------  ---- ---- ------  ------  ----  ------  -------  ------  ------  -------
   Total Delinquent
    loans............... $62,480  $--  $--  $3,081  $4,214  $979  $7,606  $18,383  $8,002  $7,377  $12,838
                         =======  ==== ==== ======  ======  ====  ======  =======  ======  ======  =======
   Percent of net
    delinquent loans to
    remaining portfolio.     2.3%  --   --     1.1%    2.4%  0.6%    4.2%     3.7%    2.4%    1.8%     1.9%
                         =======  ==== ==== ======  ======  ====  ======  =======  ======  ======  =======

  The following tables present net delinquent loans at the dates indicated:

                                   DECEMBER 31, SEPTEMBER 30, JUNE 30, MARCH 31,
                                       1996         1996        1996     1996
                                   ------------ ------------- -------- ---------
                                              (DOLLARS IN THOUSANDS)
   Total delinquencies:
     30 to 59 days................   $14,959       $22,748    $23,467  $ 17,135
     60 to 89 days................    11,668         8,260      8,026     9,552
     90 days and over.............    35,853        36,249     43,292    40,111
                                     -------       -------    -------  --------
                                     $62,480       $67,257    $74,785  $ 66,798
                                     =======       =======    =======  ========
                                   DECEMBER 31, SEPTEMBER 30, JUNE 30, MARCH 31,
                                       1995         1995        1995     1995
                                   ------------ ------------- -------- ---------
                                              (DOLLARS IN THOUSANDS)
   Total delinquencies:
     30 to 59 days................   $12,727       $17,963    $ 9,567  $ 19,323
     60 to 89 days................     7,220         8,379     10,343    11,295
     90 days and over(1)..........    51,910        54,313     64,827    70,519
                                     -------       -------    -------  --------
                                     $71,857       $80,655    $84,737  $101,137
                                     =======       =======    =======  ========

--------
(1) Includes two loans on one hotel property with a total balance of $15.9 million in 1995.

  The following table details net loans which are 30 to 89 days delinquent at the dates indicated.

                                                    DECEMBER 31,
                                       ---------------------------------------
                                        1996    1995    1994    1993    1992
                                       ------- ------- ------- ------- -------
                                               (DOLLARS IN THOUSANDS)
Loans 30 to 59 days contractually
delinquent:
  Single family....................... $ 4,986 $ 4,283 $ 4,413 $ 7,480 $ 7,939
  Multifamily:
    2 to 4 units......................   1,023   1,748   4,281   3,599   1,432
    5 to 36 units.....................   5,617   5,434  15,438  16,948  15,927
    37 units and over.................   2,461     304     --    4,114   5,623
                                       ------- ------- ------- ------- -------
      Total multifamily...............   9,101   7,486  19,719  24,661  22,982
  Commercial and industrial...........     872     958     264   2,048   1,807
                                       ------- ------- ------- ------- -------
                                        14,959  12,727  24,396  34,189  32,728
                                       ------- ------- ------- ------- -------
Loans 60 to 89 days contractually
 delinquent:
  Single family.......................   3,479     924   1,016   2,497   3,665
  Multifamily:
    2 to 4 units......................   1,790     282     904   1,707   1,180
    5 to 36 units.....................   6,130   5,801   5,247  12,770   9,241
    37 units and over.................     --      --    2,272   5,035   1,223
                                       ------- ------- ------- ------- -------
      Total multifamily...............   7,920   6,083   8,423  19,512  11,644
  Commercial and industrial...........     269     213   1,385   1,723     --
                                       ------- ------- ------- ------- -------
                                        11,668   7,220  10,824  23,732  15,309
                                       ------- ------- ------- ------- -------
      Total loans delinquent 30 to 89
       days........................... $26,627 $19,947 $35,220 $57,921 $48,037
                                       ======= ======= ======= ======= =======

 Nonaccruing Loans

  The Bank places a loan on nonaccrual status whenever the payment of interest is 90 or more days delinquent, or earlier if management determines that it is warranted. Loans on nonaccrual status are resolved by the borrower bringing the loan current, by the Bank and the borrower agreeing to modify the terms of the loan or by foreclosure of the collateral securing the loan. See "-- Restructured Loans" and "--Foreclosure Policies."

  The following table presents net nonaccruing loans by property type at the dates indicated:

                                               DECEMBER 31,
                                 ----------------------------------------------
                                  1996    1995       1994       1993     1992
                                 ------- -------    -------    ------- --------
                                          (DOLLARS IN THOUSANDS)
Single family................... $ 8,019 $ 7,226    $ 7,775    $12,661 $ 14,064
Multifamily:
  2 to 4 units..................   5,959   6,671      6,590     15,652    6,372
  5 to 36 units.................  18,071  14,312     23,112     34,746   37,501
  37 units and over.............   2,671   3,190      7,088     17,973   35,357
                                 ------- -------    -------    ------- --------
Total multifamily...............  26,701  24,173     36,790     68,371   79,230
Commercial and industrial.......   1,405  20,511(1)  27,049(1)  12,443   18,747
                                 ------- -------    -------    ------- --------
  Total nonaccruing loans....... $36,125 $51,910    $71,614    $93,475 $112,041
                                 ======= =======    =======    ======= ========

--------
(1) Includes two loans on one hotel property with a total balance of $15.9 million at December 31, 1995 and one loan on the same hotel property with a balance of $13.8 million at December 31, 1994.

  It is the Bank's policy to reserve all earned but unpaid interest on loans placed on nonaccrual status. The reduction in income related to such reserves, net of interest recognized on cured delinquencies, was $6.0 million, $5.8 million, and $10.9 million for the years ended December 31, 1996, 1995, and 1994, respectively.

  The following table presents net nonaccruing loans by property type and geographic location at December 31, 1996.

                                      MULTIFAMILY
                                -----------------------
                         SINGLE 2 TO 4 5 TO 36 37 UNITS   COMMERCIAL           PERCENTAGE
                         FAMILY UNITS   UNITS  AND OVER AND INDUSTRIAL  TOTAL   OF TOTAL
                         ------ ------ ------- -------- -------------- ------- ----------
                                              (DOLLARS IN THOUSANDS)
California:
  Southern California
   Counties:
    Los Angeles......... $5,217 $1,493 $13,501  $2,671      $1,260     $24,142    66.8%
    Orange..............  1,515  2,844   1,090     --          145       5,594    15.5
    San Diego...........    242    --    1,530     --          --        1,772     4.9
    San Bernardino......    313    681      47     --          --        1,041     2.9
    Kern................     93    --      755     --          --          848     2.3
    Riverside...........    165    250     428     --          --          843     2.3
    Ventura.............     54    --      301     --          --          355     1.0
    Santa Barbara.......    --     310     --      --          --          310     0.9
                         ------ ------ -------  ------      ------     -------   -----
                          7,599  5,578  17,652   2,671       1,405      34,905    96.6
                         ------ ------ -------  ------      ------     -------   -----
  Northern California
   Counties:
    Santa Clara.........    183    381     419     --          --          983     2.7
    Alameda.............    237    --      --      --          --          237     0.7
                         ------ ------ -------  ------      ------     -------   -----
                            420    381     419     --          --        1,220     3.4
                         ------ ------ -------  ------      ------     -------   -----
    Total nonaccruing
     loans.............. $8,019 $5,959 $18,071  $2,671      $1,405     $36,125   100.0%
                         ====== ====== =======  ======      ======     =======   =====

 Restructured Loans

  The Bank will consider modifying the terms of a loan when the borrower is experiencing financial difficulty and the Bank determines that the loan, as modified, is likely to result in a greater ultimate recovery to the Bank than taking title to the property.

  According to SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," a troubled debt restructuring ("TDR") occurs when a creditor, for economic or legal reasons related to a debtor's difficulties, grants a concession to the debtor that it would not otherwise consider. Generally, Fidelity restructures loans by temporarily or permanently reducing interest rates, allowing interest only payments, reducing the loan balance, extending property tax repayment plans, extending maturity dates or recasting principal and interest payments. However, debt restructuring is not necessarily a troubled debt restructuring even if the borrower is experiencing some difficulties, as long as the restructuring terms are consistent with current market rates and risk. The adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," requires that TDRs be measured for impairment in the same manner as any impaired loan. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (contractual interest and principal) according to the contractual terms of the loan agreement.

  The following table presents TDRs by property type at the dates indicated:

                                                   DECEMBER 31,
                                      ------------------------------------------
                                       1996       1995    1994    1993    1992
                                      -------    ------- ------- ------- -------
                                              (DOLLARS IN THOUSANDS)
Property type:
  Single family...................... $ 1,178    $ 1,162 $   459 $   633 $ 3,160
Multifamily:
  2 to 4 units.......................   4,260      2,597   2,511   3,171   4,065
  5 to 36 units......................  11,647     15,189  35,347  13,648  20,404
  37 units and over..................   5,805      9,109  10,292  11,090  54,108
                                      -------    ------- ------- ------- -------
    Total multifamily................  21,712     26,895  48,150  27,909  78,577
Commercial and industrial............  22,306(1)   3,688   1,645     --    5,567
Land.................................     --         946   1,890     171     --
                                      -------    ------- ------- ------- -------
    Total TDRs....................... $45,196    $32,691 $52,144 $28,713 $87,304
                                      =======    ======= ======= ======= =======

--------
(1) Includes a hotel property loan with a balance of $18.4 million at December 31, 1996.

  The following table presents TDRs at December 31, 1996 by property type and geographic location.

                                      MULTIFAMILY
                                ----------------------- COMMERCIAL
                         SINGLE 2 TO 4 5 TO 36 37 UNITS    AND               PERCENTAGE
                         FAMILY UNITS   UNITS  AND OVER INDUSTRIAL    TOTAL   OF TOTAL
                         ------ ------ ------- -------- ----------   ------- ----------
                                            (DOLLARS IN THOUSANDS)
Southern California:
  Los Angeles........... $  765 $2,102 $ 7,369  $4,832   $   --      $15,068    33.3%
  Orange................    342  2,032   2,895     --     20,134(1)   25,403    56.2
  San Diego.............    --     --      248     973       --        1,221     2.7
  Riverside.............     71    126     339     --        --          536     1.2
  Ventura...............    --     --      796     --        --          796     1.8
                         ------ ------ -------  ------   -------     -------   -----
                          1,178  4,260  11,647   5,805    20,134      43,024    95.2
                         ------ ------ -------  ------   -------     -------   -----
Northern California:
  Sacramento............    --     --      --      --      2,172       2,172     4.8
                         ------ ------ -------  ------   -------     -------   -----
    Total TDRs.......... $1,178 $4,260 $11,647  $5,805   $22,306     $45,196   100.0%
                         ====== ====== =======  ======   =======     =======   =====

--------
(1) Includes a hotel property loan with a balance of $18.4 million at December 31, 1996.

 Loan Monitoring

  The Bank has a loan review system that is designed to meet the following objectives:

    . To identify, in a timely manner, loans with potential credit or collateral weaknesses and to appropriately classify loans with well defined weaknesses that jeopardize loan repayment so that timely action can be taken and credit losses can be mitigated.

    . To project relevant trends that affect the collectibility of the loan portfolio and to isolate potential problem areas that may exhibit adverse trends.

    . To provide essential information to assess the adequacy of the allowance for loan losses and to identify and recognize in a timely manner estimated specific loan losses.

    . To assess the adequacy of and adherence to the Bank's internal credit policies and loan administration procedures and to monitor compliance with the foregoing and with relevant laws and regulations.

  The Bank considers such risk factors as payment history, collateral value, income property cash flow, property condition, and the borrower's financial capacity and property management experience in its monitoring and risk grading process. Current property operating statements are requested on a periodic basis for substantially all income property collateral and property inspections are conducted. The assignment of loan grades in the Bank's asset review process is subjective and greatly dependent upon having current and accurate information regarding the borrower's financial capability and willingness to repay the debt as well as the collateral property's condition, operating results and fair value. If current and accurate data is not available, it is critical to have current knowledge of the general economic conditions affecting the borrower and the collateral property.

  Although these general key information elements are desired for accurate loan grading, the Bank is required to assign loan grades notwithstanding the lack of any one or more of these elements. Loan grading decisions are made using judgment based on the best and most current information available including, but not limited to, the borrower's payment history with the Bank on all existing credits, real estate property tax and hazard insurance payment records, the borrower's payment record, current financial statements of the borrower, guarantors, and principals or general partners of the borrower, property inspection reports, rent rolls and operating statements for income properties and loan "work-out" status, if applicable.

  When a borrower requests a modification of loan terms, the loan is considered to be in a possible work-out status. The Bank will consider a workout of a loan when the borrower is experiencing financial difficulty and the Bank determines that the loan, as modified, is likely to result in a greater ultimate recovery to the Bank than taking title to the property. A work-out may range from (i) a modification, allowing the payment of interest only for a short period of time and then returning to payments of principal and interest, to (ii) a complex agreement which may include, among other things, the Bank writing off a portion of loan principal or forgiving accrued and unpaid interest. A loan work-out, therefore, could be a modification or a TDR. See "--Credit Loss Experience." For purposes of loan classification and grading, a loan where work-out negotiations are in progress is classified in a manner that reflects the asset's circumstances at the time of review.

  The Bank also analyzes its multifamily loans, which represent the largest portion of the Bank's portfolio, by geographic submarkets. In this process the Bank utilizes a national real estate consulting firm and the Bank's appraisal department to understand key real estate market trends in those submarkets.

 Asset Classification

  Credit risk is graded based on the Bank's internal asset review policies and procedures, and individual loans are categorized as Pass, Special Mention, Substandard, Doubtful or Loss depending on the risk characteristics of each loan. All such grading requires the application of subjective judgment by the Bank. A brief description of these categories follows:

  A Pass asset is considered of sufficient quality to preclude designation as Special Mention or a substandard asset. Pass assets generally are protected by the current net worth and paying capacity of the obligor and by the value of the underlying collateral.

  An asset designated as Special Mention does not currently expose an institution to a sufficient degree of risk to warrant an adverse classification. However, it does possess credit deficiencies or potential weaknesses deserving management's close attention. If uncorrected, such weaknesses or deficiencies may expose an institution to an increased risk of loss in the future. Special mention assets are also referred to as criticized.

  An asset classified as Substandard is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. Assets so classified have a well-defined weakness or weaknesses. They are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.

  Assets classified as Doubtful have all the weaknesses inherent in those classified as Substandard. In addition, these weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable or improbable. The Bank will generally classify assets as Doubtful when inadequate data is available or when such uncertainty exists as to preclude a Substandard classification.

  Assets classified as Loss are considered uncollectible and of such little value that their continuance as assets without establishment of a specific reserve is not warranted. A Loss classification does not mean that an asset has absolutely no recovery or salvage value; rather it means that it is not practical or desirable to defer establishing a specific allowance for a basically worthless asset even though partial recovery may be effected in the future. The Bank will generally classify as Loss the portion of assets identified as exceeding the asset's fair market value and a specific reserve is established for such excess.

  The data set forth in the tables below for classified assets at December 31, 1996, reflects the impact of the Bank's evaluation of its classified loans during the fourth quarter of 1996. See "--Loan Grading System."

  The following table presents net classified assets by property type at the dates indicated:

                          DECEMBER 31,  SEPTEMBER 30,  JUNE 30,    MARCH 31,    DECEMBER 31,
                              1996          1996         1996        1996           1995
                          ------------  -------------  --------    ---------    ------------
                                            (DOLLARS IN THOUSANDS)
Performing classified
 loans:
  Single family.........    $  4,555      $ 10,054     $  8,098    $  6,638       $  4,368
  Multifamily:
    2 to 4 units........       6,030         9,374       10,227      11,173          8,297
    5 to 36 units.......      60,785       146,050      148,073     115,857         85,581
    37 units and over...      10,375        42,861       43,564      48,656         39,301
                            --------      --------     --------    --------       --------
      Total multifamily
       properties.......      77,190       198,285      201,864     175,686        133,179
  Commercial and other..      29,503(1)     40,628(1)    41,885(1)   39,955(1)      10,099
                            --------      --------     --------    --------       --------
    Total performing
     classified loans...     111,248       248,967      251,847     222,279        147,646
                            --------      --------     --------    --------       --------
Nonperforming classified
 loans:
  Single family.........       8,019         7,478        6,306       5,897          7,226
  Multifamily:
    2 to 4 units........       5,959         4,897        4,453       4,950          6,671
    5 to 36 units.......      18,071        19,200       24,989      20,699         14,312
    37 units and over...       2,671         1,665        4,019       4,720          3,190
                            --------      --------     --------    --------       --------
      Total multifamily
       properties.......      26,701        25,762       33,461      30,369         24,173
  Commercial and other..       1,405         3,240        3,525       3,845         20,511(2)
                            --------      --------     --------    --------       --------
    Total nonperforming
     classified loans...      36,125        36,480       43,292      40,111         51,910
                            --------      --------     --------    --------       --------
      Total classified
       loans............     147,373       285,447      295,139     262,390        199,556
                            --------      --------     --------    --------       --------
Real estate owned:
  Single family.........       3,185         3,548        2,802       3,564          2,952
  Multifamily:
    2 to 4 units........       3,410         4,018        3,297       5,246          2,598
    5 to 36 units.......      13,574        12,331        7,457       7,345          8,421
    37 units and over...       1,844         1,844        1,265       1,439            --
                            --------      --------     --------    --------       --------
      Total multifamily
       properties.......      18,828        18,193       12,019      14,030         11,019
  Commercial and other..       3,950         4,475        6,398       6,339          7,850
                            --------      --------     --------    --------       --------
    Net REO before REO
     GVA................      25,963        26,216       21,219      23,933         21,821
  REO GVA...............      (1,300)       (1,000)        (700)       (400)        (2,300)
                            --------      --------     --------    --------       --------
    Total real estate
     owned..............      24,663        25,216       20,519      23,533         19,521
                            --------      --------     --------    --------       --------
Other classified assets.       2,060         2,503        3,100       2,979            --
                            --------      --------     --------    --------       --------
    Total classified
     assets.............    $174,096      $313,166     $318,758    $288,902       $219,077
                            ========      ========     ========    ========       ========

--------
(1) Includes a hotel property loan with a balance of $18.4 million at December 31, 1996.
(2) Includes two loans on one hotel property with a total balance of $15.9 million for 1995.

  The following table summarizes net classified assets at the dates indicated:

                                            DECEMBER 31,
                            --------------------------------------------------
                              1996        1995      1994      1993      1992
                            --------    --------  --------  --------  --------
                                       (DOLLARS IN THOUSANDS)
NPAs:
  Nonaccruing loans........ $ 36,125    $ 51,910  $ 71,614  $ 93,475  $112,041
  ISFs(1)..................      --          --        --     28,362    47,324
  REO(2)...................   24,663      19,521    14,115   113,784    75,040
                            --------    --------  --------  --------  --------
    Total NPAs.............   60,788      71,431    85,729   235,621   234,405
                            --------    --------  --------  --------  --------
Performing classified
 loans:
  Single family............    4,555       4,368       544     5,749     6,808
  Multifamily:
    2 to 4 units...........    6,030       8,297       951     7,616     3,648
    5 to 36 units..........   60,785      85,581    28,872    56,485    38,589
    Over 37 units..........   10,375      39,301    19,925    51,965    49,566
                            --------    --------  --------  --------  --------
      Total multifamily....   77,190     133,179    49,748   116,066    91,803
  Commercial and
   industrial..............   29,503(3)   10,099     5,515     3,905     9,831
                            --------    --------  --------  --------  --------
    Total performing
     classified loans......  111,248     147,646    55,807   125,720   108,442
                            --------    --------  --------  --------  --------
Other classified assets....    2,060         --        --     11,161    10,891
                            --------    --------  --------  --------  --------
    Total classified
     assets................ $174,096    $219,077  $141,536  $372,502  $353,738
                            ========    ========  ========  ========  ========
NPAs to total assets.......     1.83%       2.16%     2.31%     5.37%     4.99%
                            ========    ========  ========  ========  ========
Classified assets to total
 assets....................     5.23%       6.64%     3.82%     8.49%     7.53%
                            ========    ========  ========  ========  ========

--------
(1) On January 1, 1994 the Bank implemented SFAS No. 114, which effectively eliminated the in-substance foreclosure ("ISF") designation. Loans previously considered ISFs are included in loans beginning in 1994.

(2) For presentation purposes, NPAs include REO net of REO GVA, if any.

(3) Includes a hotel property loan with a balance of $18.4 million at December 31, 1996.

  The following tables present net classified assets for the quarters indicated:

                                 DECEMBER 31, SEPTEMBER 30, JUNE 30,  MARCH 31,
                                     1996         1996        1996      1996
                                 ------------ ------------- --------  ---------
                                            (DOLLARS IN THOUSANDS)
NPAs:
  Nonaccruing loans.............   $ 36,125     $ 36,480    $ 43,292  $ 40,111
  REO, before REO GVA...........     25,963       26,216      21,219    23,933
  REO GVA.......................     (1,300)      (1,000)       (700)     (400)
                                   --------     --------    --------  --------
    Total NPAs..................     60,788       61,696      63,811    63,644
Performing classified loans.....    111,248      248,967     251,847   222,279
  Other classified assets.......      2,060        2,503       3,100     2,979
                                   --------     --------    --------  --------
    Total classified assets.....   $174,096     $313,166    $318,758  $288,902
                                   ========     ========    ========  ========
NPAs to total assets............       1.83%        1.86%       1.94%     1.94%
                                   ========     ========    ========  ========
Classified assets to total
 assets.........................       5.23%        9.42%       9.67%     8.81%
                                   ========     ========    ========  ========

                                 DECEMBER 31, SEPTEMBER 30, JUNE 30,  MARCH 31,
                                     1995         1995        1995      1995
                                 ------------ ------------- --------  ---------
                                            (DOLLARS IN THOUSANDS)
NPAs:
  Nonaccruing loans.............   $ 51,910     $ 55,114    $ 64,944  $ 70,519
  REO, before REO GVA...........     21,821       37,550      27,808    21,350
  REO GVA.......................     (2,300)         --          --        --
                                   --------     --------    --------  --------
    Total NPAs..................     71,431       92,664      92,752    91,869
Performing classified loans.....    147,646       88,337      74,140    73,979
                                   --------     --------    --------  --------
    Total classified assets.....   $219,077     $181,001    $166,892  $165,848
                                   ========     ========    ========  ========
NPAs to total assets............       2.16%        2.74%       2.68%     2.50%
                                   ========     ========    ========  ========
Classified assets to total
 assets.........................       6.64%        5.35%       4.82%     4.50%
                                   ========     ========    ========  ========

CREDIT LOSS EXPERIENCE

  Credit losses are inherent in the business of originating and retaining loans. The portfolio monitoring procedures discussed earlier (see "--Credit Administration--Loan Portfolio Risk Elements" and "--Loan Monitoring") assist the Bank in early identification of potential problem loans and losses. The Bank's loan service and special assets departments are responsible for working with borrowers to resolve problem loans and minimize credit losses. The Bank's REO department is responsible for selling properties acquired through foreclosure.

  The Company establishes allowances for estimated losses on loans and REO which represent the Company's estimate of identified and unidentified losses in the Company's portfolios. These estimates, while based upon historical loss experience and other relevant data, are ultimately subjective and inherently uncertain. The Company has established valuation allowances for estimated losses on specific loans and REO ("specific valuation allowances" or "SVA") and for the inherent risk in the loan and REO portfolios which has yet to be specifically identified ("general valuation allowances" or "GVA"). Specific valuation allowances are allocated from the GVA when, in the Company's judgment, a loan is impaired or REO has declined in value and the loss is probable and estimable. When these estimated losses are determined to be permanent, such as when a loan is foreclosed and the related property is transferred to REO, specific valuation allowances are charged off.

  On January 1, 1994, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income

Recognition and Disclosures." This statement prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in TDRs. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining the fair value of the collateral for a collateral dependent asset. Regardless of the measurement method, a creditor shall measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The statement also clarifies the existing accounting for ISFs by stating that a collateral dependent real estate loan would be reported as REO only if the lender had taken possession of the collateral.

  In measuring the risk of the loan portfolio, the Bank reviews and classifies loans through its internal asset review process principally utilizing the LGS. This process involves the evaluation of loans in order to determine if a SVA should be placed against those assets which exhibit characteristics of inherent risk of loss although actual loss may not be certain at the time such an SVA is established.

  The Company establishes the level of GVA utilizing several models and methodologies which are based upon a number of factors, including historical loss experience, the level of nonperforming and internally classified loans, the composition of the loan portfolio, estimated remaining lives of the various types of loans within the portfolio, prevailing and forecasted economic conditions and management's judgment. Additions to GVA, in the form of provisions, are reflected in current operations.

  The amount of the Bank's allowance for loan losses represents management's estimate of the amount of loan losses likely to be incurred by the Bank, based upon various assumptions as to economic and other conditions. As such, the allowance for loan losses does not represent the amount of such losses that could be incurred under adverse conditions that management does not consider to be the most likely to arise. In addition, management's classification of assets and evaluation of the adequacy of the allowance for loan losses is an ongoing process. Consequently, there can be no assurance that material additions to the Bank's allowance for loan losses will not be required in the future, thereby adversely affecting earnings and the Bank's ability to maintain or build capital. While management believes that the current allowance is adequate to absorb the known and inherent risks in the loan portfolio, no assurances can be given that the allowance is adequate or that economic conditions which may adversely affect the Bank's market area or other circumstances will not result in future loan losses, which may not be covered completely by the current allowance or may require an increased provision which could have a significant adverse effect on the Bank's financial condition, results of operations and levels of regulatory capital.

  The following table sets forth the allowance for estimated loan losses broken out by GVA and SVA for loan or REO at the dates indicated:

                                                          DECEMBER
                                                             31,
                               DECEMBER 31, 1996            1995
                             ------------------------- -------------------------
                              LOANS      REO    TOTAL   LOANS      REO    TOTAL
                             -------    ------ ------- -------    ------ -------
                                        (DOLLARS IN THOUSANDS)
GVA......................... $25,308    $1,300 $26,608 $48,921    $2,300 $51,221
SVA.........................  32,200       781  32,981  40,514     1,192  41,706
                             -------    ------ ------- -------    ------ -------
                             $57,508(1) $2,081 $59,589 $89,435(1) $3,492 $92,927
                             =======    ====== ======= =======    ====== =======

--------
(1) At December 31, 1996 and 1995, the allowance for estimated loan losses includes $16.7 million and $36.7 million, respectively, of remaining loan GVA and SVA for the Accelerated Asset Resolution Plan. See Item 7. "MD&A-- Asset Quality--Accelerated Asset Resolution Plan."

  The following table summarizes the activity in the allowance for estimated loan and REO losses for the periods indicated:

                                      YEAR ENDED DECEMBER 31,
                            --------------------------------------------------
                              1996      1995        1994      1993      1992
                            --------  --------    --------  --------  --------
                                       (DOLLARS IN THOUSANDS)
Balance at beginning of
 period.................... $ 92,927  $ 69,520    $101,547  $ 80,727  $ 52,374
  Provision for estimated
   loan and REO losses.....   18,829    73,090(1)   74,327    95,300    69,000
  Charge-offs..............  (55,471)  (52,636)    (72,505)  (79,444)  (41,176)
  GVA charged off on bulk
   sale assets.............      --        --      (38,391)      --        --
  Recoveries and other.....    3,304     2,953       4,542     4,964       529
                            --------  --------    --------  --------  --------
Balance at end of period... $ 59,589  $ 92,927    $ 69,520  $101,547  $ 80,727
                            ========  ========    ========  ========  ========

--------
(1) Included in the provision for estimated loan losses for 1995 is the $45 million loan portfolio charge associated with the Accelerated Asset Resolution Plan.

  The following table presents loan and REO charge-offs by property type for the periods indicated:

                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------
                                                   1996  1995  1994  1993  1992
                                                   ----- ----- ----- ----- -----
                                                       (DOLLARS IN MILLIONS)
Single family..................................... $ 4.3 $ 2.7 $ 4.1 $ 3.5 $ 1.7
Multifamily loans:
  2 to 4 units....................................   6.2   5.2   8.6   5.0   2.2
  5 to 36 units...................................  33.1  33.9  39.1  44.0  12.4
  37 units and over...............................   6.0   8.2  16.3  21.8  13.2
                                                   ----- ----- ----- ----- -----
    Total multifamily.............................  45.3  47.3  64.0  70.8  27.8
Commercial and industrial.........................   5.8   2.6   4.4   5.1  11.7
                                                   ----- ----- ----- ----- -----
    Total charge-offs............................. $55.4 $52.6 $72.5 $79.4 $41.2
                                                   ===== ===== ===== ===== =====

  The following table presents loan and REO recoveries by property type and net charge-offs for the periods indicated:

                                                YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                             1996   1995   1994   1993   1992
                                             -----  -----  -----  -----  -----
                                                 (DOLLARS IN MILLIONS)
Single family............................... $ 0.6  $ 0.1  $ 0.1  $ 0.4  $ --
Multifamily loans:
  2 to 4 units..............................   0.3    0.1    0.2    --     --
  5 to 36 units.............................   1.2    1.8    3.2    3.3    0.2
  37 units and over.........................   0.5    0.8    0.7    0.9    --
                                             -----  -----  -----  -----  -----
    Total multifamily.......................   2.0    2.7    4.1    4.2    0.2
Commercial and industrial...................   0.7    0.2    0.3    0.4    0.3
                                             -----  -----  -----  -----  -----
    Total recoveries........................ $ 3.3  $ 3.0  $ 4.5  $ 5.0  $ 0.5
                                             =====  =====  =====  =====  =====
Total charge-offs, net of recoveries........ $52.1  $49.6  $68.0  $74.4  $40.7
                                             =====  =====  =====  =====  =====
Ratio of net charge-offs during the period
 to average loans outstanding...............   1.8%   1.6%   1.9%   1.9%   0.9%
                                             =====  =====  =====  =====  =====

  The following tables present loan and REO charge-offs by property type and year of loan origination for the periods indicated:

                                                 YEAR OF ORIGINATION
                              -------------------------------------------------------------------
                                                                                            1986
                                                                                             AND
YEAR ENDED DECEMBER 31, 1996  TOTAL  1995  1994  1993  1992  1991  1990   1989  1988  1987  PRIOR
----------------------------  -----  ----  ----  ----  ----  ----  -----  ----  ----  ----  -----
                                                (DOLLARS IN MILLIONS)
Single family...............  $ 4.3  $--   $0.7  $0.4  $0.5  $0.8  $ 1.3  $0.2  $0.1  $--   $0.3
Multifamily:
  2 to 4 units..............    6.2   --    --    --    --    0.4    3.1   1.6   1.1   --    --
  5 to 36 units.............   33.1   --    --    0.6   0.9   8.4    9.7   4.4   5.2   2.9   1.0
  37 units and over.........    6.0   --    --    --    0.9   --     1.4   --    1.3   --    2.4
                              -----  ----  ----  ----  ----  ----  -----  ----  ----  ----  ----
    Total multifamily.......   45.3   --    --    0.6   1.8   8.8   14.2   6.0   7.6   2.9   3.4
Commercial and industrial...    5.8   --    0.9   --    --    --     0.2   1.9   0.3   0.4   2.1
                              -----  ----  ----  ----  ----  ----  -----  ----  ----  ----  ----
Total charge-offs...........  $55.4  $--   $1.6  $1.0  $2.3  $9.6  $15.7  $8.1  $8.0  $3.3  $5.8
                              =====  ====  ====  ====  ====  ====  =====  ====  ====  ====  ====
Percent of total charge-
 offs.......................  100.0%  -- %  2.9%  1.8%  4.2% 17.3%  28.3% 14.6% 14.4%  6.0% 10.5%
                              =====  ====  ====  ====  ====  ====  =====  ====  ====  ====  ====

                                               YEAR OF ORIGINATION
                              --------------------------------------------------------------
                                                                                       1986
                                                                                        AND
YEAR ENDED DECEMBER 31, 1995  TOTAL  1994  1993  1992  1991  1990   1989   1988  1987  PRIOR
----------------------------  -----  ----  ----  ----  ----  -----  -----  ----  ----  -----
                                              (DOLLARS IN MILLIONS)
Single family...............  $ 2.7  $--   $0.2  $0.1  $0.2  $ 0.5  $ 1.3  $0.2  $0.2  $--
Multifamily:
  2 to 4 units..............    5.2   --    --    0.1   --     3.1    1.1   0.9   --    --
  5 to 36 units.............   33.9   --    --    0.6   6.4   11.3    4.0   5.3   5.2   1.1
  37 units and over.........    8.2   --    --    --    --     0.9    2.5   1.1   2.6   1.1
                              -----  ----  ----  ----  ----  -----  -----  ----  ----  ----
    Total multifamily.......   47.3   --    --    0.7   6.4   15.3    7.6   7.3   7.8   2.2
Commercial and industrial...    2.6   --    --    --    --     --     1.1   --    --    1.5
                              -----  ----  ----  ----  ----  -----  -----  ----  ----  ----
Total charge-offs...........  $52.6  $--   $0.2  $0.8  $6.6  $15.8  $10.0  $7.5  $8.0  $3.7
                              =====  ====  ====  ====  ====  =====  =====  ====  ====  ====
Percent of total charge-
 offs.......................  100.0%  -- %  0.4%  1.5% 12.5%  30.1%  19.0% 14.3% 15.2%  7.0%
                              =====  ====  ====  ====  ====  =====  =====  ====  ====  ====

                                             YEAR OF ORIGINATION
                              ---------------------------------------------------------
                                                                                  1986
                                                                                   AND
YEAR ENDED DECEMBER 31, 1994  TOTAL  1993  1992  1991  1990   1989   1988   1987  PRIOR
----------------------------  -----  ----  ----  ----  -----  -----  -----  ----  -----
                                            (DOLLARS IN MILLIONS)
Single family...............  $ 4.1  $--   $0.2  $0.2  $ 2.3  $ 0.8  $ 0.2  $0.2  $0.2
Multifamily:
  2 to 4 units..............    8.6   --    --    0.2    5.9    2.1    0.3   --    0.1
  5 to 36 units.............   39.1   0.4   0.1   3.9   20.4    5.9    6.0   1.3   1.1
  37 units and over.........   16.3   --    --    0.8    2.6    5.5    4.4   0.4   2.6
                              -----  ----  ----  ----  -----  -----  -----  ----  ----
    Total multifamily.......   64.0   0.4   0.1   4.9   28.9   13.5   10.7   1.7   3.8
Commercial and industrial...    4.4   --    --    --     --     --     2.9   --    1.5
                              -----  ----  ----  ----  -----  -----  -----  ----  ----
Total charge-offs...........  $72.5  $0.4  $0.3  $5.1  $31.2  $14.3  $13.8  $1.9  $5.5
                              =====  ====  ====  ====  =====  =====  =====  ====  ====
Percent of total charge-
 offs.......................  100.0%  0.6%  0.4%  7.1%  42.9%  19.8%  19.0%  2.6%  7.6%
                              =====  ====  ====  ====  =====  =====  =====  ====  ====

  The following tables present the gross mortgage loan portfolio as of the dates indicated by property type and year of origination (amounts are gross of reserves and net of writedowns):

                                                       DECEMBER 31, 1996
                         ---------------------------------------------------------------------------------------
                                                      YEAR OF ORIGINATION
                         ---------------------------------------------------------------------------------------
                                                                                                           1987
                                                                                                           AND
                          TOTAL    1996    1995    1994    1993    1992    1991    1990    1989    1988   PRIOR
                         --------  -----  ------  ------  ------  ------  ------  ------  ------  ------  ------
                                                     (DOLLARS IN MILLIONS)
Property Type
 Single family.......... $  517.3  $ 7.3  $  0.3  $150.3  $ 57.2  $ 29.2  $ 11.5  $ 51.8  $ 39.1  $ 67.2  $103.4
 Multifamily:
   2 to 4 units.........    319.3    0.3     --     15.8    23.3    12.7    19.0    70.9    57.0    68.8    51.5
   5 to 36 units........  1,408.3    1.4     4.7    58.3    79.4   101.1   149.0   345.5   160.9   189.3   318.7
   37 units and over....    307.7    3.6     0.8    53.2    12.6    12.7     4.6    30.6    57.3    35.6    96.7
                         --------  -----  ------  ------  ------  ------  ------  ------  ------  ------  ------
     Total multifamily..  2,035.3    5.3     5.5   127.3   115.3   126.5   172.6   447.0   275.2   293.7   466.9
Commercial and
 industrial.............    205.2    0.5     6.5     5.4     1.3     0.6     1.6    10.3    28.1    43.3   107.6
                         --------  -----  ------  ------  ------  ------  ------  ------  ------  ------  ------
Gross mortgage loans.... $2,757.8  $13.1  $ 12.3  $283.0  $173.8  $156.3  $185.7  $509.1  $342.4  $404.2  $677.9
                         ========  =====  ======  ======  ======  ======  ======  ======  ======  ======  ======
Loans by year of
 origination to total...    100.0%   0.5%    0.4%   10.3%    6.3%    5.7%    6.7%   18.5%   12.4%   14.6%   24.6%
                         ========  =====  ======  ======  ======  ======  ======  ======  ======  ======  ======
Net delinquencies by
 year of origination....      2.3%   -- %    -- %    1.1%    2.4%    0.6%    4.1%    3.6%    2.3%    1.8%    1.9%
                         ========  =====  ======  ======  ======  ======  ======  ======  ======  ======  ======
Charge-offs by year of
 origination............      2.0%   -- %    -- %    0.6%    0.6%    1.5%    5.2%    3.1%    2.4%    2.0%    1.3%
                         ========  =====  ======  ======  ======  ======  ======  ======  ======  ======  ======
                                                       DECEMBER 31, 1995
                         ---------------------------------------------------------------------------------------
                                                      YEAR OF ORIGINATION
                         ---------------------------------------------------------------------------------------
                                                                                                           1986
                                                                                                           AND
                          TOTAL    1995    1994    1993    1992    1991    1990    1989    1988    1987   PRIOR
                         --------  -----  ------  ------  ------  ------  ------  ------  ------  ------  ------
                                                     (DOLLARS IN MILLIONS)
Single family........... $  594.0  $ 0.3  $177.3  $ 66.3  $ 33.8  $ 14.4  $ 59.3  $ 44.6  $ 75.9  $ 48.6  $ 73.5
Multifamily:
 2 to 4 units...........    345.9    --     16.5    24.1    13.2    20.7    78.7    62.7    74.4    25.7    29.9
 5 to 36 units..........  1,521.1    4.8    64.3    85.6   106.7   167.7   367.6   173.1   208.9   128.6   213.8
 37 units and over......    329.9    3.2    59.4    12.7    15.0     4.7    32.5    57.7    38.7    54.9    51.1
                         --------  -----  ------  ------  ------  ------  ------  ------  ------  ------  ------
   Total multifamily....  2,196.9    8.0   140.2   122.4   134.9   193.1   478.8   293.5   322.0   209.2   294.8
Commercial and
 industrial.............    237.4    6.5     5.5     1.3     0.6     1.7    11.7    37.5    51.3    21.0   100.3
                         --------  -----  ------  ------  ------  ------  ------  ------  ------  ------  ------
   Gross mortgage loans. $3,028.3  $14.8  $323.0  $190.0  $169.3  $209.2  $549.8  $375.6  $449.2  $278.8  $468.6
                         ========  =====  ======  ======  ======  ======  ======  ======  ======  ======  ======
Loans by year of
 origination to total...    100.0%   0.5%   10.7%    6.3%    5.6%    6.9%   18.1%   12.4%   14.8%    9.2%   15.5%
                         ========  =====  ======  ======  ======  ======  ======  ======  ======  ======  ======
Net delinquencies by
 year of origination....      2.4%   -- %    0.5%    1.0%    0.8%    4.6%    2.3%    2.2%    1.8%    1.4%    5.3%
                         ========  =====  ======  ======  ======  ======  ======  ======  ======  ======  ======
Charge-offs by year of
 origination............      1.7%   -- %    -- %    0.1%    0.5%    3.2%    2.9%    2.6%    1.7%    2.9%    0.8%
                         ========  =====  ======  ======  ======  ======  ======  ======  ======  ======  ======

  From 1987 through 1991, which were Fidelity's peak lending volume years, loan originations totaled $1.3 billion, $1.5 billion, $0.9 billion, $1.2 billion and $0.5 billion, respectively. Of these years' total originations, approximately 47% were multifamily (5 units or more) loans. As a result of the decline in the Southern California economy and real estate market since 1991, the Bank experienced significant loan and real estate losses, high levels of NPAs and increased levels of REO with respect to its loans on multifamily properties of 5 units or more. During 1994, 1995 and 1996, the Bank reserved and/or charged off amounts corresponding to these peak origination years totaling $13.2 million for loans originated in 1987, $29.3 million for 1988, $32.4 million for 1989, $62.7 million for 1990 and $21.3 million for 1991, for a total of $158.9 million. Losses on multifamily loans (5 units or more) comprised $123.8 million, or 77.9%, of this total. Continued downward pressure on the economy and real estate market could lead to additional losses in this portfolio and adversely affect the Bank's performance and loan and real estate portfolios.

  The high level of provisions for loss and charge-offs during 1994, 1995 and 1996 was primarily due to depressed economic conditions for real estate in Southern California. Though the Southern California economy continues to be characterized by higher unemployment than the national and state averages and real estate values that, in some cases, continue to decline, there are indicators that imply the economy is beginning to recover. There can be no assurances that the Southern California economy will recover in the near term as many factors key to recovery may be impacted adversely by the Federal Reserve Board's interest rate policy as well as other factors. Consequently, rents and real estate values may not stabilize, which may affect future delinquency and foreclosure levels and may adversely impact the Company's asset quality, earnings performance and capital levels.

FORECLOSURE POLICIES

  The Bank typically initiates foreclosure proceedings between 30 and 90 days after a borrower defaults on a loan. The proceedings take at least four months before the collateral for the loan can become property of the Bank, and this period can be extended under certain circumstances, such as, if the borrower files bankruptcy or if the Bank enters into negotiations with the borrower to restructure the loan. In California, foreclosure proceedings almost always take the form of a nonjudicial foreclosure, upon the completion of which the lender is left without recourse against the borrower for any deficiency or shortfall from the difference between the value of the collateral and the amount of the loan, and in most cases the Bank obtains title to the property. In some cases, while the foreclosure proceedings are underway, the borrower requests forbearance from foreclosure in order to have more time to cure the default or restructure the loan. The Bank agrees to restructure when it determines that the loan, as modified, is likely to result in a greater ultimate recovery than taking title to the property. Among the factors the Bank considers in restructuring a loan is the extent to which the borrower pays down the loan, furnishes additional collateral or makes a further investment in the property by way of repairs or refurbishment, and demonstrates an awareness and ability to manage the property according to a reasonable operating plan.

REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

  Real estate is acquired in settlement of loans when property collateralizing a loan is foreclosed upon or otherwise acquired in satisfaction of the loan and the Bank takes title to the property. Prior to January 1, 1994, certain loans were also included in REO when they exhibited characteristics more closely associated with the risk of real estate ownership than with loans. These loans were designated as ISF if they met the following criteria: (a) the borrower currently has little or no equity at fair market value in the underlying collateral, (b) the only source of repayment is the property securing the loan and (c) the borrower has abandoned the property or will not be able to rebuild equity in the foreseeable future. As a result of the adoption of SFAS No. 114, beginning January 1, 1994, loans that meet the criteria for ISF designation are no longer reported as REO, although they continue to be valued based on the fair value of the collateral and generally continue to be included in NPAs.

  The following table presents net REO, including ISFs (prior to 1994), by property type at the dates indicated:

                                                 DECEMBER 31,
                                   --------------------------------------------
                                    1996     1995     1994     1993      1992
                                   -------  -------  ------- --------  --------
                                            (DOLLARS IN THOUSANDS)
Single family..................... $ 3,185  $ 2,952  $   930 $  6,942  $  7,014
Multifamily:
  2 to 4 units....................   3,410    2,598      198   10,345     4,129
  5 to 36 units...................  13,574    8,421    4,884   41,177    32,535
  37 units and over...............   1,844      --     1,041   47,565    40,924
                                   -------  -------  ------- --------  --------
    Total multifamily.............  18,828   11,019    6,123   99,087    77,588
  Commercial and industrial.......   3,950    7,850    7,062   44,559    51,381
REO GVA...........................  (1,300)  (2,300)     --    (8,442)  (13,619)
                                   -------  -------  ------- --------  --------
  Total net REO(1)(2)............. $24,663  $19,521  $14,115 $142,146  $122,364
                                   =======  =======  ======= ========  ========
Total ISFs included above......... $   --   $   --   $   --  $ 28,362  $ 47,324
                                   =======  =======  ======= ========  ========

--------
(1) Foreclosed real estate is shown net of first trust deed loans to others, where applicable.

(2) The Bulk Sales in the third and fourth quarters of 1994 contributed to the significant decrease in REO.

  The following table presents real estate acquired in settlement of loans by location and property type at December 31, 1996.

                                        MULTIFAMILY
                                  -----------------------
                           SINGLE 2 TO 4 5 TO 36 37 UNITS  COMMERCIAL
                           FAMILY UNITS   UNITS  AND OVER & INDUSTRIAL  TOTAL
                           ------ ------ ------- -------- ------------ -------
                                         (DOLLARS IN THOUSANDS)
California:
  Southern California
   Counties:
    Los Angeles........... $1,917 $1,089 $ 9,881  $  --      $1,188    $14,075
    Orange................    383  1,386   2,247     --         438      4,454
    Riverside.............    509    431     242     --       2,324      3,506
    San Bernardino........     73    504   1,204     --         --       1,781
                           ------ ------ -------  ------     ------    -------
                            2,882  3,410  13,574     --       3,950     23,816
                           ------ ------ -------  ------     ------    -------
  Northern California
   Counties:
    Sacramento............    --     --      --    1,844        --       1,844
    Alameda...............    303    --      --      --         --         303
                           ------ ------ -------  ------     ------    -------
                              303    --      --    1,844        --       2,147
                           ------ ------ -------  ------     ------    -------
  Total REO............... $3,185 $3,410 $13,574  $1,844     $3,950     25,963
                           ====== ====== =======  ======     ======
REO GVA...............................................................  (1,300)
                                                                       -------
  Total REO, Net of GVA............................................... $24,663
                                                                       =======

  In the current market, the Bank rarely sells REO for a price equal to or greater than the gross loan balance, and the losses suffered are impacted by the market factors discussed elsewhere in this document. REO is recorded at acquisition at the lower of the recorded investment in the subject loan or the fair market value of the assets received. The fair market value of the assets received is based upon a current appraisal adjusted for estimated carrying, rehabilitation and selling costs. Most income-producing properties acquired by the Bank through foreclosure are managed by third party contract managers, under the supervision of Bank personnel.

  During 1996, the Bank sold 203 REO properties with a net book balance of $41.7 million for net sales proceeds of $40.3 million. The Bank made six loans in connection with the sales of these REO properties for a total of $4.8 million during the year. Of these, one loan in the amount of $1.1 million contained terms favorable to the borrower that were not available to borrowers for the purchase of non-REO property.

  During 1995, the Bank sold 210 REO properties with a net book balance of $47.9 million for net sales proceeds of $43.0 million. The Bank made 18 loans in connection with the sales of these REO properties for a total of $9.0 million during the year. Of these, one loan in the amount of $1.0 million contained terms favorable to the borrower that were not available to borrowers for the purchase of non-REO property.

  During 1996, the Bank foreclosed on 226 properties with an aggregate gross loan balance of $77.6 million. The average gross book value per asset foreclosed in 1996 was $0.3 million. During 1995 and 1994, the Bank foreclosed on 270 and 232 assets with gross loan balances of $92.7 million and $102.3 million, respectively. The average gross book balance per asset foreclosed in 1995 was $0.3 million compared to $0.4 million in 1994.

BULK SALES

  During 1994, the Bank completed Bulk Sales of $563.3 million of NPAs and other problem assets. The table below presents the composition of the gross book balance of assets sold.

                                PERFORMING NONACCRUAL
                                  LOANS      LOANS     TDRS     REO     TOTAL
                                ---------- ---------- ------- -------- --------
                                            (DOLLARS IN THOUSANDS)
Single family residences.......  $  2,766   $ 14,413  $   --  $ 10,856 $ 28,035
Multifamily:
  2 to 4 units.................     2,947     15,030    1,209   14,081   33,267
  5 units and over.............   138,869     75,725   24,484  146,764  385,842
Commercial and other real
 estate........................    26,612     39,377      --    50,142  116,131
                                 --------   --------  ------- -------- --------
                                 $171,194   $144,545  $25,693 $221,843 $563,275
                                 ========   ========  ======= ======== ========

  At the date of sale, specific reserves and writedowns of $116.4 million were associated with these assets. Net proceeds from the sales were $354.9 million.

TREASURY ACTIVITIES

 Investments

  At December 31, 1996, the Bank maintained an available-for-sale portfolio to provide a source of liquid earning assets to meet funding and other requirements.

  As a consequence of concerns regarding the Bank's ability to maintain minimum regulatory capital levels to remain adequately capitalized, the Bank reclassified all held-to-maturity investment securities and MBS to its available-for-sale portfolio in the second quarter of 1995. Subsequent to their reclassification, certain available-for-sale securities were sold within the quarter. In the third quarter of 1996, the Company identified $15.6 million of MBS and $7.4 million of investment securities for which it had the ability and intent to hold to maturity, and transferred them from its available for sale portfolio to its held to maturity portfolio, at fair value.

  Fidelity is required by federal regulations to maintain a minimum level of liquid assets which may be invested in certain government and other specified securities. See "--Regulation and Supervision--Fidelity--Activities Regulation Not Related to Capital Compliance." Investment decisions are made within guidelines approved by Fidelity's Board of Directors. Investment portfolios are managed in an effort to maximize yields consistent with maintaining safety of principal and compliance with applicable regulations.

  The securities portfolio consisted of the following at the dates indicated:

                                              DECEMBER 31,
                          -----------------------------------------------------
                                1996              1995              1994
                          ----------------- ----------------- -----------------
                                   WEIGHTED          WEIGHTED          WEIGHTED
                           AMOUNT   YIELD    AMOUNT   YIELD    AMOUNT   YIELD
                          -------- -------- -------- -------- -------- --------
                                         (DOLLARS IN THOUSANDS)
Federal funds sold....... $ 29,000   7.00%  $    --     -- %  $    --     -- %
                          --------          --------          --------
Investment securities:
  Available for sale:
    U.S. Government and
     agency obligations..  156,251   6.20     87,184   4.66     24,158   6.91
    Other investments....      --     --       7,471   5.54        --     --
                          --------          --------          --------
                           156,251   6.20     94,655   4.70     24,158   6.91
                          --------          --------          --------
  Held to maturity:
    U.S. Government and
     agency obligations..      --     --         --     --     116,313   5.19
    Other investments....    5,178   5.77        --     --       8,920   5.26
                          --------          --------          --------
                             5,178   5.77        --     --     125,233   5.20
                          --------          --------          --------
    Total investment
     securities..........  161,429   6.19     94,655   4.70    149,391   5.46
                          --------          --------          --------
Mortgage-backed
 securities:
  Available for sale:
    FHLMC................   62,362   7.87      3,038   5.51     10,270   6.47
    FNMA.................   55,548   7.24         91   2.72      4,051   3.92
    Participation
     certificates........   25,813   6.72     28,604   7.01     31,707   5.80
    GNMA.................   35,680   6.54        --     --         --     --
                          --------          --------          --------
                           179,403   7.51     31,733   6.85     46,028   5.62
                          --------          --------          --------
  Held to maturity:
    Non-agency...........   30,024   7.52        --     --         --     --
                          --------          --------          --------
  Trading:
    GNMA.................   14,121   6.52        --     --         --     --
                          --------          --------          --------
    Total mortgage-backed
     securities..........  223,548   7.51     31,733   6.85     46,028   5.62
                          --------          --------          --------
FHLB stock...............   52,330   6.00     49,425   5.00     47,017   5.00
                          --------          --------          --------
                          $466,307   6.85   $175,813   5.18   $242,436   5.40
                          ========          ========          ========

  The following table summarizes the maturity and weighted average yield of investment securities at December 31, 1996.

                                                                        MATURES IN
                                           --------------------------------------------------------------------
                                                              1998 THROUGH     2002 THROUGH       2007 AND
                               TOTAL             1997             2001             2006          THEREAFTER
                         ----------------- ---------------- ----------------- --------------- -----------------
                                  WEIGHTED         WEIGHTED          WEIGHTED        WEIGHTED          WEIGHTED
                          AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT   YIELD   AMOUNT  YIELD    AMOUNT   YIELD
                         -------- -------- ------- -------- -------- -------- ------ -------- -------- --------
                                                         (DOLLARS IN THOUSANDS)
Federal Funds Sold...... $ 29,000   7.00%  $29,000   7.00%  $    --     -- %  $  --     -- %  $    --     -- %
Investment securities:
 U.S. Government and
  agency obligations:
   Available for sale...  156,251   6.20       --     --     113,631   5.65      --     --      42,620   7.70
   Held to maturity.....    5,178   5.77     2,178   5.46      3,000   6.00      --     --         --     --
                         --------          -------          --------          ------          --------
Total investment
 securities.............  161,429   6.19     2,178   5.46    116,631   5.66      --     --      42,620   7.70
                         --------          -------          --------          ------          --------
Mortgage-backed
 securities:
 Available for sale.....  179,403   7.51       --     --         --     --     6,854   7.31    172,549   7.24
 Held to maturity.......   30,024   7.52       --     --         --     --       --     --      30,024   7.52
 Trading................   14,121   6.52       --     --         --     --       --     --      14,121   6.52
                         --------          -------          --------          ------          --------
Total Mortgage Backed
 Securities.............  223,548   7.51       --     --         --     --     6,854   7.31    216,694   7.23
                         --------          -------          --------          ------          --------
FHLB Stock..............   52,330   6.00    52,330   6.00        --     --       --     --         --     --
                         --------          -------          --------          ------          --------
                         $466,307   6.85   $83,508   6.33   $116,631   5.66   $6,854   7.31   $259,314   7.31
                         ========          =======          ========          ======          ========

SOURCES OF FUNDS

  The Bank derives funds from deposits, FHLB advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. In addition, funds are generated from loan payments and payoffs as well as from the sale of loans and investments.

 Deposits

  The largest source of funds for the Company is deposits. Customer deposits are insured by the FDIC to the maximum amount permitted by law up to $100,000 per account. The Company has several types of deposit accounts designed to attract both short-term and long-term deposits. The following table sets forth the weighted average interest rates paid and the amounts of deposits held at the dates indicated:

                            WEIGHTED AVERAGE
                          RATES AT DECEMBER 31,            DEPOSITS AT DECEMBER 31,
                         ---------------------------   --------------------------------
                          1996      1995      1994        1996       1995       1994
                         -------   -------   -------   ---------- ---------- ----------
                                          (DOLLARS IN THOUSANDS)
Checking--no minimum
 term:
  NOW...................     1.5%      1.3%      1.1%  $  214,985 $  232,554 $  251,224
  Money market checking.     2.8       2.8       2.8        2,287      3,363      7,076
  Noninterest bearing...     --        --        --        70,439     73,148     68,111
Savings--no minimum
 term:
  Passbook..............     2.0       2.0       2.0       53,665     62,934     70,564
  Money market savings..     4.1       3.1       3.1       65,605     93,901    135,595
Certificate accounts:
  Original term:
    Less than 3 months..     3.5       3.3       3.2        3,870      7,053     14,754
    3 months to 5
     months.............     4.7       4.3       3.4       22,108     29,258     60,880
    6 months to 11
     months(1)..........     5.1       4.9       3.6      223,800    271,951    384,013
    12 months to 23
     months(1)..........     5.1       5.6       4.9    1,565,662  1,464,757  1,295,473
    24 months to 59
     months.............     6.0       5.5       4.7      117,082    142,454    174,019
    60 months and over..     6.4       6.7       6.8      156,430    219,496    235,563
                                                       ---------- ---------- ----------
Total certificate
 accounts...............     5.3       5.6       4.8    2,088,952  2,134,969  2,164,702
                                                       ---------- ---------- ----------
      Total deposits....     4.7%      4.9%      4.2%  $2,495,933 $2,600,869 $2,697,272
                                                       ========== ========== ==========

--------
(1) Included in the above balances at December 31, 1996, 1995, and 1994, are $0.1 million, $771.5 million, and $1,051.8 million, respectively, of certain accounts with product features including withdrawal and deposit options without penalty.

  The following tables provide additional deposit information by remaining maturity at December 31, 1996.

                                       OVER       OVER       OVER       OVER
                                     3 MONTHS   6 MONTHS  12 MONTHS  24 MONTHS
                           WITHIN   BUT WITHIN BUT WITHIN BUT WITHIN BUT WITHIN   OVER
                          3 MONTHS   6 MONTHS  12 MONTHS  24 MONTHS  36 MONTHS  36 MONTHS   TOTAL
                         ---------- ---------- ---------- ---------- ---------- --------- ----------
                                                   (DOLLARS IN THOUSANDS)
Type of account,
 weighted-average
 interest rate:
 Passbook, 2.00%........ $   53,665  $    --    $    --    $   --     $   --     $   --   $   53,665
 Checking and money
  market
  checking, 1.10%.......    287,711       --         --        --         --         --      287,711
 Money market passbook,
  4.14%.................     65,605       --         --        --         --         --       65,605
 Certificate accounts:
   Under 3.00%..........      3,255       242        870       160         11        102       4,640
   3.01-4.00%...........     12,573     7,001         27       --         --         --       19,601
   4.01-5.00%...........    568,734   228,902    358,051     6,726      3,114        820   1,166,347
   5.01-6.00%...........    242,601   107,963    237,513    61,545      8,396     11,585     669,603
   6.01-7.00%...........     62,999    59,869     58,470     9,918      3,256      5,235     199,747
   7.01-8.00%...........      7,140     1,201        170       327      8,194        289      17,321
   Over 8.01%...........        --      8,827      2,483       208         74        101      11,693
                         ----------  --------   --------   -------    -------    -------  ----------
     Total Certificates.    897,302   414,005    657,584    78,884     23,045     18,132   2,088,952
                         ----------  --------   --------   -------    -------    -------  ----------
     Total Deposits..... $1,304,283  $414,005   $657,584   $78,884    $23,045    $18,132  $2,495,933
                         ==========  ========   ========   =======    =======    =======  ==========

  Certificates of deposit of $100,000 or more totaled $543.3 million and represented 21.8% of all deposits at December 31, 1996 and totaled $528.3 million and represented 20.3% of all deposits at December 31, 1995. The Company intends to continue to use such certificates of deposits as a source of funds to manage its liquidity.

  The following table summarizes certificates of deposits of $100,000 or more by remaining maturity and weighted average rate at December 31, 1996.

                                                               PERCENT  WEIGHTED
                                                               OF TOTAL AVERAGE
   REMAINING TERM TO MATURITY (IN MONTHS)              AMOUNT  DEPOSITS   RATE
   --------------------------------------             -------- -------- --------
                                                        (DOLLARS IN THOUSANDS)
   Within three...................................... $254,080   10.2%    5.22%
   Over three but within six.........................  103,123    4.1     5.48
   Over six but within twelve........................  156,212    6.3     5.44
   Over twelve.......................................   29,921    1.2     6.38
                                                      --------
                                                      $543,336   21.8%    5.40%
                                                      ========

  The distribution of certificate accounts by date of maturity is an important indicator of the relative stability of a major source of funds. Longer term certificate accounts generally provide greater stability as a source of funds, but currently entail greater interest costs than passbook accounts. The following tables summarize certificate accounts by maturity, as a percentage of total deposits and weighted average rate at December 31, 1996:

                                                         DECEMBER 31, 1996
                                                    ----------------------------
                                                               PERCENT  WEIGHTED
                                                               OF TOTAL AVERAGE
   MATURES IN QUARTER ENDED:                          AMOUNT   DEPOSITS   RATE
   -------------------------                        ---------- -------- --------
                                                       (DOLLARS IN THOUSANDS)
   March 31, 1997.................................. $  897,302   35.9%    5.14%
   June 30, 1997...................................    414,005   16.6     5.35
   September 30, 1997..............................    340,099   13.6     5.29
   December 31, 1997...............................    317,485   12.7     5.30
   March 31, 1998..................................     33,949    1.4     5.55
   June 30, 1998...................................     18,953    0.7     5.58
   September 30, 1998..............................     16,279    0.7     5.59
   December 31, 1998...............................      9,703    0.4     5.56
   March 31, 1999..................................     12,421    0.5     7.02
   June 30, 1999...................................      4,446    0.2     5.56
   September 30, 1999..............................      3,892    0.2     5.93
   December 31, 1999...............................      2,286    0.1     6.02
   After December 31, 1999.........................     18,132    0.7     5.80
                                                    ----------   ----
                                                    $2,088,952   83.7%    5.27
                                                    ==========   ====

  The Bank may, from time to time, utilize brokered deposits as a short-term means of funding. These deposits are obtained or placed by or through a deposit broker and are subject to certain regulatory limitations. Should the Bank become undercapitalized, it would be prohibited from accepting, renewing or rolling over deposits obtained through a deposit broker. Although the Bank is currently eligible to accept brokered deposits, at December 31, 1996 and 1995, no brokered deposits were outstanding compared to $0.1 million at December 31, 1994. See "--Regulation and Supervision--Fidelity--Capital Requirements and Capital Categories--Mandatory Restrictions on Undercapitalized Institutions."

 Borrowings

  The Company utilizes FHLB advances as a source of funds for operations. The FHLB System functions as a source of credit to financial institutions which are members of a Federal Home Loan Bank. See "--Regulation and Supervision-- Federal Home Loan Bank System." Fidelity may apply for advances from the FHLB secured by the capital stock of the FHLB owned by Fidelity and certain of Fidelity's mortgages and other assets (principally obligations issued or guaranteed by the United States Government or agencies thereof). Advances can be requested for any business purpose in which Fidelity is authorized to engage, except that advances with a term greater than five years can be granted only for the purpose of providing funds for residential housing finance. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. FHLB advances to Fidelity totaled $449.9 million and $292.7 million at December 31, 1996 and 1995, respectively. Included in the FHLB advances outstanding at December 31, 1996 were advances of $117.2 million backed by specifically pledged securities. Fidelity's available FHLB line of credit is based primarily on a portion of Fidelity's residential loan portfolio pledged for such purpose, up to a maximum of 30% of total assets. During the fourth quarter of 1996, the Bank decreased its commercial paper line of credit which is guaranteed by the FHLB subject to the Bank's overall borrowing limits, to $150 million. At December 31, 1996, Fidelity's remaining available line of credit was $368.2 million, after deducting outstanding advances and the $150 million backup letter of credit for commercial paper, as described below.

  The Bank issues commercial paper, backed by a $150 million letter of credit from the FHLB of San Francisco, to ensure a high quality investment grade rating. The letter of credit commitment varies with the level of commercial paper outstanding, and the available commercial paper line of credit increases or decreases accordingly. Commercial paper outstanding totaled $40 million and $50 million at December 31, 1996 and 1995, respectively. The commercial paper outstanding at December 31, 1996 had a maturity of 180 days or less and had an effective interest rate of 5.36%.

  The Company has utilized the capital markets to obtain funds for its lending operations. The only such borrowing outstanding during 1996 and 1995 was an 8.50% mortgage-backed medium-term note, Series A, due April 15, 1997 (the "MTN"). At December 31, 1996 and 1995, the MTN had a balance of $100 million. The balance is secured by mortgage loans and U.S. Treasury notes with a combined principal balance of $226.2 million and $246.5 million at December 31, 1996, and 1995, respectively. The Company intends to pay-off the MTN at maturity utilizing one or more available sources of funds.

  From time to time, Fidelity enters into reverse repurchase agreements by which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to one year). The Company deals only with dealers who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board or perceived by management to be financially strong. There were no reverse repurchase agreements outstanding at December 31, 1996, or 1995.

  The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated:

                                                         DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
   FHLB advances:
     Fixed rate advances......................... $237,151  $ 80,000  $ 80,000
     Floating rate advances......................  212,700   212,700   252,700
                                                  --------  --------  --------
                                                   449,851   292,700   332,700
                                                  --------  --------  --------
   Other borrowings:
     Mortgage-backed notes.......................  100,000   100,000   100,000
     Commercial paper............................   40,000    50,000   400,000
                                                  --------  --------  --------
                                                   140,000   150,000   500,000
                                                  --------  --------  --------
     Total borrowings............................ $589,851  $442,700  $832,700
                                                  ========  ========  ========
   Weighted average interest rate on all
    borrowings...................................     6.02%     6.05%     5.89%
                                                  ========  ========  ========
   Percent of total borrowings to total
    liabilities and
    stockholders' equity.........................    17.71%    13.42%    22.45%
                                                  ========  ========  ========

INTEREST RATE RISK MANAGEMENT

  The Interest Rate Risk Management Committee of the Board of Directors and the Asset/Liability Committee of the Bank management convene periodically to manage the interest rate risk exposure of the Bank. For a discussion of the Bank's management of interest rate risk, see Item 7. "MD&A--Asset/Liability Management."

COMPETITION

  The Company believes that the traditional role of thrift institutions as the nation's primary housing lenders has diminished, and that thrift institutions are subject to increasing competition from commercial banks, mortgage bankers and others for both depositor funds and lending opportunities. In addition, with assets of approximately $3.3 billion at December 31, 1996, the Company faces competition from a number of substantially larger institutions. The ability of thrift institutions, such as Fidelity, to compete by diversifying into lending activities other than real estate lending and by offering investments other than deposit-like investments is subject to certain regulatory and legal restrictions. The ability of thrift institutions to compete is also limited by their lack of experience in such other activities. However, the Company believes these nontraditional activities and the related fee income is vital for future success. See "--Business Strategy."

  The Company faces significant competition in attracting savings deposits and in originating loans as many of the nation's largest depository and other financial institutions are headquartered or have a significant number of branches in the areas where Fidelity conducts its business. Competition for customers' funds comes principally from other savings and thrift institutions, commercial banks, mutual funds, insurance companies, credit unions, corporate and government debt securities, pension funds and investment banks and investment brokerage firms. The principal basis of competition for investable funds is the interest rate paid or effective return, the perceived credit risk and the quality, types, and costs of services offered. In addition to offering competitive rates and terms, the Company attracts customers through advertising, readily accessible office locations, the diversity of its products, and the quality of its customer service. Management believes that in the past the Company's financial condition has, in some cases, also hindered its ability to attract and retain employees.

  Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), commercial banks will be able to open branch offices outside of their home state after June 1, 1997, although the extent of their ability to branch into a new state will depend on the law of the state. California adopted an early

"opt-in" statute that was effective on October 2, 1995. The new legislation permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and "de novo" branching into California are not permitted. The Riegle-Neal Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which Fidelity operates.

  Effective January 1, 1997 through June 30, 1997, the FDIC lowered risk based deposit insurance premiums for SAIF insured depository institutions to a range of 0 to 27 basis points. The new rates are identical to those effective for BIF member institutions and eliminate the previously existing premium differential (23 basis points for institutions in the lowest risk category), which was competitively disadvantageous to SAIF members. However, assessment rates to pay interest on Financing Corporation ("FICO") bonds incurred in an effort to recapitalize the former Federal Savings and Loan Insurance Corporation are higher for SAIF members (6.48 basis points for the first six months of 1997) than for BIF members (1.3 basis points for such period). By law the FICO assessment rate for BIF members is required to be one-fifth the rate for SAIF members until the earlier of January 1, 2000 or such time as the two insurance funds may be merged.

EMPLOYEES

  At December 31, 1996, the Company had 539 active employees (including both full-time and part-time employees) with 492 average FTEs for the 1996 year and 459 FTEs for the month of December 1996, none of whom were represented by a collective bargaining group. Eligible employees are provided with 401(k) and other benefits, including life, medical, dental, vision insurance and short and long-term disability insurance.

  The Company decreased total employee headcount during 1996 by 97 to achieve organizational goals involving cost reductions, outsourcing opportunities and changes in product focus. Areas which experienced employee reductions in 1996 included the Consumer Lending Group (a reduction of 56 employees), the Finance Group (a reduction of 21 employees) and the Retail Financial Services Group, other administrative services and subsidiaries (a reduction of 20 employees). The Company may have limited staff reductions during 1997.

REGULATION AND SUPERVISION

 General

  Bank Plus is a savings and loan holding company and, as such, is subject to OTS regulation, examination, supervision and reporting requirements. Fidelity is a federally chartered savings bank, a member of the FHLB of San Francisco, and its deposits are insured by the FDIC through the SAIF to the maximum extent permitted by law. Fidelity is subject to extensive regulation by the OTS, as its chartering agency, and by the FDIC, as its deposit insurer. In addition to the statutes and regulations discussed below, Fidelity must undergo at least one full scope, on-site safety and soundness examination every year. The Director of the OTS is authorized to impose assessments on Fidelity to fund OTS operations, including the cost of examinations. The FDIC has "back-up" authority to take enforcement action against Fidelity if the OTS fails to take such action after a recommendation by the FDIC. The FDIC may also impose assessments on Fidelity to cover the cost of FDIC examinations. Finally, Fidelity is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB") with respect to certain aspects of its business.

  Changes in legislation and regulatory policy and the interpretations thereof have materially affected the business of Fidelity and other financial institutions in the past and are likely to do so in the future. There can be no assurance that future changes in the regulations or their interpretation will not adversely affect the business of Fidelity. Future legislation and regulatory policy could also alter the structures and competitive relationships among financial institutions. Regulatory authorities also have the power, in certain circumstances, to prohibit or limit the payment of dividends to holders of common stock of Fidelity. In addition, certain regulatory actions, including general increases in federal deposit insurance premiums, additional insurance premium assessments to recapitalize the SAIF or the application of the risk-based insurance premium system to Fidelity, may increase Fidelity's operating expenses in future periods and may have a material adverse impact on Fidelity's capital levels and results of operations.

 Bank Plus Regulation

  Bank Plus is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended ("HOLA"). As such, Bank Plus is required to be registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. Among other things, the OTS has enforcement authority which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

  Activities Restrictions. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, then such unitary holding company also will become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, will have to register as, and become subject to the restrictions applicable to, a bank holding company. See "--Fidelity--Activities Regulation Not Related to Capital Compliance."

  If Bank Plus were to acquire control of another savings institution, other than through merger or other business combination with Fidelity, Bank Plus would thereupon become a multiple savings and loan holding company. Except under limited circumstances, the activities of Bank Plus and any of its subsidiaries (other than Fidelity or other subsidiary savings institutions) would thereafter be subject to further extensive limitations. In general, such holding company would be limited primarily to activities permissible for bank holding companies under the Bank Holding Company Act and other activities in which multiple savings and loan companies were authorized by regulation to engage as of March 5, 1987.

  Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

  The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

 Fidelity--Capital Requirements and Capital Categories

  FIRREA Capital Requirements. The OTS capital regulations, as required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks. The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish an individual minimum capital requirement ("IMCR") for a savings institution which is higher than the industry minimum requirements, upon a determination that an individual minimum capital requirement is necessary or appropriate in light of the institution's particular circumstances, such as if the institution is expected to have losses resulting in capital inadequacy, has a high degree of exposure to credit risk, has a high amount of nonperforming loans, has a high degree of exposure to concentration of credit risk or risks arising from nontraditional activities, or fails to adequately monitor and control the risks presented by concentration of credit and nontraditional activities.

  The industry minimum capital requirements are as follows:

  Tangible capital of at least 1.5% of adjusted total assets. Tangible capital is composed of (1) common stockholders' equity, noncumulative perpetual preferred stock and related earnings, nonwithdrawable accounts and pledged deposits qualifying as core capital and minority interests in the equity accounts of fully consolidated subsidiaries, after deducting (a) intangible assets other than certain purchased mortgage servicing rights and (b) the amount by which investments in subsidiaries engaged as principal in activities not permissible for national banks exceeds the amount of such investments as of April 12, 1989 and the lesser of the institution's investments in and extensions of credit to such subsidiaries, net of any reserves established against such investments, (i) as of April 12, 1989 and (ii) as of the date on which the institution's tangible capital is being determined. In general, adjusted total assets equal the institution's consolidated total assets, minus any assets that are deducted in calculating capital.

  Core capital of at least 3% of adjusted total assets (the "leverage limit"). Core capital consists of tangible capital plus (1) goodwill resulting from pre-April 12, 1989 acquisitions of troubled savings institutions and
(2) certain qualifying intangible assets and mortgage servicing rights. Certain deferred tax assets must also be deducted from core capital.

  Total capital of at least 8% of risk-weighted assets (the "risk-based capital requirement"). Total capital includes both core capital and "supplementary" capital items deemed less permanent than core capital, such as subordinated debt and general loan loss allowances (subject to certain limits). Equity investments (with the exception of investments in subsidiaries and investments permissible for national banks) and portions of certain high-risk land loans and nonresidential construction loans must be deducted from total capital. At least half of total capital must consist of core capital.

  Risk-weighted assets are determined by multiplying each category of an institution's assets, including off balance sheet asset equivalents, by an assigned risk weight based on the credit risk associated with those assets, and adding the resulting products. The four risk weight categories range from zero percent for cash and government securities to 100% for assets (including past-due loans and real estate owned) that do not qualify for preferential risk-weighting.

  On March 18, 1994, the OTS published a final regulation effective on that date that permits a loan secured by multifamily residential property, regardless of the number of units, to be risk-weighted at 50% for purposes of the risk-based capital standards if the loan meets specified criteria relating to the term of the loan, timely payments of interest and principal, loan-to-value ratio and ratio of net operating income to debt service requirements. Under the prior regulation, only loans secured by multifamily residential properties consisting of 5 to 36 units were eligible for risk-weighting at 50%, and then only if such loans had a loan-to-value ratio at origination of not more than 80% and the collateral property had an average annual occupancy rate of at least 80% for a year or more.

  Any loans that qualified for risk-weighting under the prior regulation as of March 18, 1994 will be "grandfathered" and will continue to be risk-weighted at 50% as long as they continue to meet the criteria of the prior regulation. Thus occupancy rates, which recently have been decreasing generally, will continue to affect the risk-weighting of such grandfathered multifamily loans unless such loans qualify for 50% risk-weighting under the criteria of the new rule, which criteria do not include an occupancy requirement.

  Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the OTS was required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and risks of nontraditional activities. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings institutions with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. An institution whose interest rate risk exposure (measured as set forth in the rule) exceeded 2% would be required to deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2% multiplied by the estimated economic value of the bank's assets. That dollar amount would be deducted from a bank's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer a bank's interest rate risk component on a case-by-case basis. The OTS has postponed the implementation of the new rule until the OTS has collected sufficient data to determine whether the rule is effective in monitoring and managing interest rate risk. No interest rate risk component would have been required to be added to the Bank's risk-based capital requirement at December 31, 1995 had the rule been in effect at that time.

  FDICIA PCA Regulations. FDICIA required the OTS to implement a system requiring regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. The OTS has established specific capital ratios under the PCA Regulations for five separate capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

  Under the OTS regulations implementing FDICIA, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to adjusted total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. An institution will be adequately capitalized if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to adjusted total assets (leverage ratio) is at least 4.0% (3.0% if the institution receives the highest rating on the OTS financial institutions rating system).

  An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as undercapitalized. If an undercapitalized institution's capital ratios are less than 6.0% total capital to risk-weighted assets, 3.0% core capital to risk-weighted assets, or 3.0% core capital to adjusted total assets, it will be treated as significantly undercapitalized. Finally, an institution will be treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative perpetual preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to adjusted total assets is equal to or less than 2.0%. See Item 7. "MD&A--Regulatory Capital Compliance."

  Mandatory Restrictions on Undercapitalized Institutions. There are numerous mandatory restrictions on the activities of undercapitalized institutions. An institution that is undercapitalized must submit a capital restoration plan to the OTS that the OTS may approve only if it determines that the plan is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution is exposed. In addition, the institution's performance under the plan must be guaranteed by every company that controls the institution, up to specified limits. An institution that is undercapitalized may not acquire an interest in any company, open a new branch office or engage in a new line of business without OTS or FDIC approval. An undercapitalized institution also may not increase its average total assets during any quarter except in accordance with an approved capital restoration plan. An undercapitalized savings institution generally may not pay any dividends or make other capital distributions. Undercapitalized institutions also may not pay management fees to any company or individual that controls the institution. An undercapitalized savings institution cannot accept, renew, or rollover deposits obtained through a deposit broker, and may not solicit deposits by offering interest rates that are more than 75 basis points higher than market rates. Savings institutions that are adequately capitalized but not well capitalized must obtain a waiver from the FDIC in order to accept, renew, or rollover brokered deposits, and even if a waiver is granted may not solicit deposits, through a broker or otherwise, by offering interest rates that exceed market rates by more than 75 basis points. The Bank accepted brokered deposits ($0.1 million as of December 31, 1994) pursuant to a waiver obtained from the FDIC, which waiver expired in October 1994 and had no such deposits at December 31, 1996. The Bank is currently eligible to accept brokered deposits.

  Restrictions on Significantly and Critically Undercapitalized
Institutions. In addition to the above mandatory restrictions which apply to all undercapitalized savings institutions, institutions that are significantly undercapitalized may not without the OTS' prior approval (a) pay a bonus to any senior executive officer or (b) increase any senior executive officer's compensation over the average rate of compensation (excluding bonuses, options and profit-sharing) during the 12 months preceding the month in which the institution became undercapitalized. The same restriction applies to undercapitalized institutions that fail to submit or implement an acceptable capital restoration plan. If a savings institution is critically undercapitalized, the institution is also generally prohibited from making payments of principal or interest on subordinated debt beginning sixty days after the institution becomes critically undercapitalized. In addition, the institution cannot without prior FDIC approval enter into any material transaction outside the ordinary course of business. Critically undercapitalized savings institutions must be placed in receivership or conservatorship within 90 days of becoming critically undercapitalized unless the OTS, with the concurrence of the FDIC, determines that some other action would better resolve the problems of the institution at the least possible long-term loss to the insurance fund, and documents the reasons for its determination.

  Discretionary Sanctions. With respect to an undercapitalized institution, the OTS, under certain circumstances, has the authority, among other things, to order the institution to recapitalize by selling shares of capital stock or other securities, order the institution to agree to be acquired by another depository institution holding company or combine with another depository institution, restrict transactions with affiliates, restrict the interest rates paid by the institution on new deposits to the prevailing rates of interest in the region where the institution is located, require the institution to divest any subsidiary or the institution's holding company to divest the institution or any other subsidiary or take any other action that the OTS determines will better resolve the institution's problems at the least possible loss to the deposit insurance fund. With respect to significantly undercapitalized institutions and certain undercapitalized institutions, the OTS must take certain of the above mentioned actions.

  In addition to the mandatory appointment of a conservator or receiver for critically undercapitalized institutions, described above, the OTS or FDIC may appoint a receiver or conservator for an undercapitalized institution if it
(a) has no reasonable prospect of becoming adequately capitalized, (b) fails to submit a capital restoration plan within the required time period or (c) materially fails to implement its capital restoration plan.

  Finally, the OTS can apply to an institution in a particular capital category the sanctions that apply to the next lower capital category, if the OTS determines, after providing the institution notice and opportunity for a hearing, that (a) the institution is in an unsafe or unsound condition or (b) the institution received, in its most recent report of examination, a less-than-satisfactory rating for asset quality, management, earnings or liquidity, and the deficiency has not been corrected. The OTS cannot, however, use this authority to require an adequately capitalized institution to file a capital restoration plan, or to subject a significantly undercapitalized institution to the sanctions applicable to critically undercapitalized institutions.

 Fidelity--Activities Regulation Not Related to Capital Compliance

  Safety and Soundness Standards. In addition to the PCA provisions discussed above based on an institution's regulatory capital ratios, FDICIA contains several measures intended to promote early identification of management problems at depository institutions and to ensure that regulators intervene promptly to require corrective action by institutions with inadequate operational and managerial standards.

  FDICIA requires the OTS to prescribe minimum acceptable operational and managerial standards, and standards for asset quality, earnings, and valuation of publicly traded shares, for savings institutions and their holding companies. The operational standards must cover internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and employee compensation. The asset quality and earnings standards must specify a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, and minimum ratio of market value to book value for publicly traded shares.

  Any institution or holding company that fails to meet the standards must submit a plan for corrective action within 30 days. If a savings institution fails to submit or implement an acceptable plan, the OTS must order it to correct the safety and soundness deficiency, and may restrict its rate of asset growth, prohibit asset growth entirely, require the institution to increase its ratio of tangible equity to assets, restrict the interest rate paid on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities, or require the institution to take any other action that the OTS determines will better carry out the purpose of prompt corrective action. Imposition of these sanctions is within the discretion of the OTS in most cases but is mandatory if the savings institution commenced operations or experienced a change in control during the 24 months preceding the institution's failure to meet the safety and soundness standards, or underwent extraordinary growth during the preceding 18 months.

  On August 9, 1995, the OTS and the other federal banking agencies adopted a final rule establishing, among other things, guidelines for operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and excessive compensatory arrangements for executive officers, employees, directors or principal shareholders. Additional guidelines setting forth standards with respect to asset quality, earnings and stock valuation are still being drafted by the agencies.

  In addition, each depository institution with assets above $500 million must annually prepare a report, signed by the chief executive officer and chief financial officer, on the effectiveness of the institution's internal control structures and procedures for financial reporting, and on the institution's compliance with laws and regulations relating to safety and soundness. The institution's independent public accountant must attest to, and report separately on, management's assertions in that report. The report and the attestations, along with financial statements and such other disclosure requirements as the FDIC and the OTS may prescribe, must be submitted to the FDIC and OTS. Such institutions must also have an audit committee of its Board of Directors made up entirely of directors who are independent of the management of the institution. Audit committees of "large" institutions (defined by the FDIC as an institution with more than $3 billion in assets, which includes Fidelity) must include members with banking or financial management expertise, may not include members who are large customers of the institution, and must have access to independent counsel.

  In March 1996, the OTS completed its annual safety and soundness examination and the Company is addressing the OTS' concerns. Following the examination, the Company received notice that it is no longer considered by the OTS to be an institution "requiring more than normal supervision."

  Qualified Thrift Lender Test. The qualified thrift lender ("QTL") test requires that, in at least nine out of every twelve months, at least 65% of a savings bank's "portfolio assets" must be invested in a limited list of qualified thrift investments, primarily investments related to housing loans. If Fidelity fails to satisfy the QTL test and does not requalify as a QTL within one year, any entity in control of Fidelity must register and be regulated as a bank holding company, and Fidelity must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank. Portfolio assets consist of tangible assets minus (a) assets used to satisfy liquidity requirements and (b) property used by the institution to conduct its business. In 1996, the Economic Growth and Regulatory Paperwork Reduction Act ("EGRPRA") was adopted, amending the QTL requirements to allow educational loans, small business loans and credit card loans to count as qualified thrift assets without limit and to allow loans for personal, family or household purposes to count as qualified thrift assets in the category limited to 20% of portfolio assets. Prior to EGRPRA, small business loans were included in qualified thrift assets only if made in a credit-needy area and educational and credit card loans were included subject to a 10% of portfolio assets limit. The previous limit for loans for personal, family or household purposes was also 10% of portfolio assets. Finally, EGRPRA provided that as an alternative to the QTL test, thrifts may choose to comply with the Internal Revenue Service's domestic building and loan tax code test.

  Investments and Loans. In general, federal savings institutions such as Fidelity may not invest directly in equity securities, noninvestment grade debt securities or real estate, other than real estate used for the institution's offices and related facilities. Indirect equity investment in real estate through a subsidiary is permissible, but subject to certain limitations and deductions from regulatory capital. Loans by a savings institution to a single borrower are generally limited to 15% of an institution's "unimpaired capital and unimpaired surplus," which is similar but not identical to total capital. Aggregate loans secured by nonresidential real property are generally limited to 400% of an institution's total capital. Commercial loans may not exceed 10% of an institution's total assets, and consumer loans may not exceed 35% of an institution's total assets.

  Activities of Subsidiaries. A savings institution seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through an existing subsidiary must provide 30 days prior notice to the FDIC and OTS. A subsidiary of Fidelity may be able to engage in activities that are not permissible for Fidelity directly, if the OTS determines that such activities are reasonably related to Fidelity's business, but Fidelity may be required to deduct its investment in such a subsidiary from capital. The OTS has the power to require a savings institution to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to be a serious threat to the financial safety, soundness or stability of such savings institution or to be otherwise inconsistent with sound banking practices.

  Real Estate Lending Standards. The OTS and the other federal banking agencies have adopted regulations which require institutions to adopt and at least annually review written real estate lending policies. The lending policies must include diversification standards, underwriting standards (including loan-to-value limits), loan administration procedures, and procedures for monitoring compliance with the policies. The policies must reflect consideration of guidelines adopted by the banking agencies. Among the guidelines adopted by the agencies are maximum loan-to-value ratios for land loans (65%); development loans (75%); construction loans (80%-85%); loans on owner-occupied 1 to 4 family property, including home equity lines of credit (no limit, but loans at or above 90% require private mortgage insurance); and loans on other improved property (85%). The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's risk-based capital, and the aggregate of nonconforming loans secured by real estate other than 1 to 4 family property should not exceed 30% of risk-based capital.

  Notification of New Officers and Directors. A federal savings bank that has undergone a change in control in the preceding two years, is subject to a supervisory agreement with the OTS or is deemed to be in "troubled condition" by the OTS, must give the OTS 30 days notice prior to any change in its Board of Directors or its senior executive officers. The OTS must disapprove such change if the competence, experience or integrity of the affected individual indicates that it would not be in the best interests of the public to permit the appointment. Fidelity is not currently subject to this notice requirement.

  Payment of Dividends and Other Capital Distributions. The payment of dividends, stock repurchases, and other capital distributions by Fidelity to Bank Plus is subject to regulation by the OTS. Currently, 30 days' prior notice to the OTS of any capital distribution is required.

  The OTS has promulgated a "safe-harbor" regulation that permits capital distributions of certain amounts after providing notice to the OTS, but without prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS. For institutions ("Tier 1 institutions") that meet their fully phased-in capital requirements (the requirements that will apply when the phase-out of supervisory goodwill and investments in certain subsidiaries from capital is complete), the safe harbor amount is the greater of (a) 75% of net income for the prior four quarters, or
(b) the sum of (1) the current year's net income and (2) the amount that would reduce the excess of the institution's total capital to risk-weighted assets ratio over 8% to one-half of such excess at the beginning of the year in which the dividend is paid. For institutions that meet their current minimum capital requirements but do not meet their fully phased-in requirements ("Tier 2 institutions"), the safe harbor distribution is 75% of net income for the prior four quarters. Savings institutions that do not meet their current minimum capital requirements ("Tier 3 institutions") may not make any capital distributions, with certain exceptions.

  The OTS retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the OTS determines that the distribution would constitute an unsafe or unsound practice. The OTS also may reclassify a Tier 1 institution as a Tier 2 or Tier 3 institution by notifying the institution that it is in need of more than normal supervision. Further, an adequately capitalized institution may not make a capital distribution if such payment would cause the institution to become undercapitalized.

  On December 5, 1994, the OTS issued a notice of proposed rulemaking to amend the capital distribution rule to conform to the PCA system. Under the proposed rule, adequately or well-capitalized institutions that (1) are not held by savings and loan holding companies, (2) have a composite rating of "1" or "2,"
(3) are not deemed to be in "troubled condition" and (4) will remain at least adequately capitalized after the proposed capital distribution are not required to provide notice to the OTS before making capital distributions. Other savings associations that are not in troubled condition and that will remain at least adequately capitalized after making a capital distribution would be required to provide notice to the OTS. Troubled associations and undercapitalized associations would be permitted to make capital distributions only under certain limited conditions and would be required to file an application and receive OTS approval prior to making a capital distribution. If the regulation is adopted as proposed, Fidelity would be required to obtain OTS approval prior to making a capital distribution.

  Required Liquidity. OTS regulations require savings institutions to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, specified United States government, state and federal agency obligations, and balances maintained in satisfaction of the FRB reserve requirements described below) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. The OTS may change this liquidity requirement from time to time to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions, and may exclude from the definition of liquid assets any item other than cash and the balances maintained in satisfaction of FRB reserve requirements. Fidelity's average regulatory liquidity ratio for the month of December 1996 was 6.86%, and accordingly Fidelity was in compliance with the liquidity requirement. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. OTS regulations also require each member institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. The average short-term liquidity ratio of Fidelity for the month of December 1996 was 4.36%.

  Classification of Assets. Savings institutions are required to classify their assets on a regular basis, to establish appropriate allowances for losses and report the results of such classification quarterly to the OTS. A savings institution is also required to set aside adequate valuation allowances, and to establish liabilities for off-balance sheet items, such as letters of credit, when a loss becomes probable and estimable. The OTS has the authority to review the institution's classification of its assets and to determine whether additional assets must be classified, or the institution's valuation allowances must be increased. See "--Credit Administration--Loan Monitoring."

  Assets are classified as "pass", "special mention", "substandard", "doubtful" or "loss." An asset which possesses no apparent weakness or deficiency is designated "satisfactory". An asset which possesses weaknesses or deficiencies deserving close attention is designated as "special mention". An asset, or a portion thereof, is generally classified as "substandard" if it possesses a well-defined weakness which could jeopardize the timely liquidation of the asset or realization of the collateral at the asset's book value. Thus, these assets are characterized by the possibility that the institution will sustain some loss if the deficiencies are not corrected. An asset, or portion thereof, is classified as "doubtful" if a probable loss of principal and/or interest exists but the amount of the loss, if any, is subject to the outcome of future events which are indeterminable at the time of classification. If an asset, or portion thereof, is classified as "loss", the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount.

 Fidelity--Deposit Insurance

  General. Fidelity's deposits are insured by the FDIC to the maximum limits permitted by law. Under FIRREA, the FDIC administers two separate deposit insurance funds: the BIF which insures the deposits of institutions that were insured by the FDIC prior to FIRREA, and the SAIF which maintains a fund to insure the deposits of institutions, such as Fidelity, that were insured by the FSLIC prior to FIRREA.

  Insurance Premium Assessments. The FDICIA directed the FDIC to establish a risk-based system for setting deposit insurance premium assessments. The FDIC has implemented such a system, under which an institution's insurance assessments will vary depending on the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC.

  Legislation was enacted on September 30, 1996, to address the disparity in bank and thrift deposit insurance premiums. Such legislation imposed a requirement on all SAIF member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 65.7 basis points on all assessable deposits as of March 31, 1995. This one-time special assessment of
65.7 basis points resulted in the Bank recording $18.0 million in additional SAIF premiums. As of December 31, 1996, after giving effect to the deduction of 65.7 basis point assessment, the Bank's core and risk-based capital ratios are 6.29% and 11.85%, respectively, and the Bank remains well capitalized under the PCA regulations.

  Termination of Deposit Insurance. The FDIC may initiate a proceeding to terminate an institution's deposit insurance if, among other things, the institution is in an unsafe or unsound condition to continue operations. It is the policy of the FDIC to deem an insured institution to be in an unsafe or unsound condition if its ratio of Tier 1 capital to total assets is less than 2%. Tier 1 capital is similar to core capital but includes certain investments in and extensions of credit to subsidiaries engaged in activities not permitted for national banks.

  Conversion of Deposit Insurance. Generally, under a moratorium imposed by FIRREA, savings institutions may not convert from SAIF membership to BIF membership until SAIF has increased its reserves to 1.25% of insured deposits. However, a savings institution may convert to a bank charter, if the resulting bank remains a SAIF member, and may merge with a BIF-member institution as long as deposits attributable to the savings institution remain subject to assessment by the SAIF. In addition, under an exception to the moratorium, savings institutions may transfer and convert to BIF insurance (for example, in a branch sale to a BIF-member institution) up to 35% of their deposits. Institutions that convert from SAIF to BIF membership, either under an exception during the moratorium or after expiration of the moratorium, must pay exit fees to SAIF and entrance fees to BIF. In addition, legislation has been proposed that would require all savings and loans to convert to banks.

 Regulation of Fidelity Affiliates

  Affiliate and Insider Transactions. The ability of Bank Plus and its non-depository subsidiaries to deal with Fidelity is limited by the affiliate transaction rules, including Sections 23A and 23B of the Federal Reserve Act, which also govern BIF-insured banks. With very limited exceptions, these rules require that all transactions between Fidelity and an affiliate must be on arms' length terms. The term "affiliate" covers any company that controls or is under common control with Fidelity, but does not include individuals and generally does not include Fidelity's subsidiaries.

  Under Section 23A and Section 11 of the HOLA, specific restrictions apply to transactions in which Fidelity provides funding to its affiliates: Fidelity may not purchase the securities of an affiliate, make a loan to any affiliate that is engaged in activities not permissible for a bank holding company, or acquire from an affiliate any asset that has been classified, a nonaccrual loan, a restructured loan, or a loan that is more than 30 days past due.

As to affiliates engaged in bank holding company-permissible activities, the aggregate of (a) loans, guarantees, and letters of credit provided by the savings bank for the benefit of any one affiliate and (b) purchases of assets by the savings bank from the affiliate, may not exceed 10% of the savings bank's capital stock and surplus (20% for the aggregate of permissible transactions with all affiliates). All loans to affiliates must be secured by collateral ranging from 100% to 130% of the amount of the loan, depending on the type of collateral.

  In addition, OTS regulations on affiliate transactions require, among other things, that savings institutions retain records of their affiliate transactions that reflect such transactions in reasonable detail. If a savings institution has been the subject of a change of control application or notice within the preceding two-year period, does not meet its minimum capital requirements, has entered into a supervisory agreement, is subject to a formal enforcement proceeding, or is determined by the OTS to be the subject of supervisory concern, the institution may be required to provide the OTS with 30 days' prior notice of any affiliate transaction.

  Under these regulatory limitations, loans by Fidelity to directors, executive officers and 10% stockholders of Fidelity, Bank Plus, and Bank Plus' subsidiaries (collectively, "insiders"), or to a corporation or partnership that is at least 10% owned by an insider (a "related interest") are subject to limits separate from the affiliate transaction rules. However, a company that controls a savings institution is excluded from the coverage of the insider lending rules even if it owns 10% or more of the stock of the institution, and is subject only to the affiliate transaction rules. All loans to insiders and their related interests must be underwritten and made on non-preferential terms; loans in excess of $500,000 must be approved in advance by Fidelity's Board of Directors; and Fidelity's total of such loans may not exceed 100% of Fidelity's capital. Loans by Fidelity to its executive officers are subject to additional limits which are even more stringent. In addition to these regulatory limitations, Fidelity has adopted a policy which requires prior approval of its Board of Directors for any loans to insiders or their related interests.

  Enforcement. Whenever the OTS has reasonable cause to believe that the continuation by a savings and loan holding company of any activity or of ownership or control of any non FDIC-insured subsidiary constitutes a serious risk to the financial safety, soundness, or stability of a savings and loan holding company's subsidiary savings institution and is inconsistent with the sound operation of the savings institution, the OTS may order the holding company, after notice and opportunity for a hearing, to terminate such activities or to divest such noninsured subsidiary. FIRREA also empowers the OTS, in such a situation, to issue a directive without any notice or opportunity for a hearing, which directive may (a) limit the payment of dividends by the savings institution, (b) limit transactions between the savings institution and its holding company or its affiliates and (c) limit any activity of the association that creates a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

  In addition, FIRREA includes savings and loan holding companies within the category of person designated as "institution-affiliated parties." An institution-affiliated party may be subject to significant penalties and/or loss of voting rights in the event such party took any action for or toward causing, bringing about, participating in, counseling, or aiding and abetting a violation of law or unsafe or unsound practice by a savings institution.

 Community Reinvestment Act

  The Community Reinvestment Act ("CRA") requires each savings institution, as well as other lenders, to identify and delineate the communities served through and by the institution's offices and to affirmatively meet the credit needs of its delineated communities and to market the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess the performance of the institution in meeting the credit needs of its community and to take such assessment into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying such an application. Performance is assessed on the basis of an institution's actual lending, service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In connection with its assessment of CRA performance, the OTS assigns a rating of "outstanding," "satisfactory," "needs improvement" or "substantial noncompliance." Based on its most recent examination, Fidelity was rated "satisfactory."

 Federal Home Loan Bank System

  The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, Fidelity is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances from the FHLB of San Francisco. At December 31, 1996, Fidelity was in compliance with this requirement with an investment in the stock of the FHLB of San Francisco of $52.3 million. Long-term FHLB advances may be obtained only for the purpose of providing funds for residential housing finance and all FHLB advances must be secured by specific types of collateral.

 Federal Reserve System

  The FRB requires savings institutions to maintain noninterest-earning reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks) and non-personal time deposits. For the calculation period at December 31, 1996, Fidelity was required to maintain $4.9 million in noninterest-earning reserves and was in compliance with this requirement. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy Fidelity's liquidity requirements discussed above.

  As a creditor and a financial institution, Fidelity is subject to certain regulations promulgated by the FRB, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation D (Reserves), Regulation E (Electronic Funds Transfers Act), Regulation F (limits on exposure to any one correspondent depository institution), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), and Regulation DD (Truth in Savings Act). As creditors of loans secured by real property and as owners of real property, financial institutions, including Fidelity, may be subject to potential liability under various statutes and regulations applicable to property owners, generally including statutes and regulations relating to the environmental condition of the property. See "--Regulation and Supervision-- Non-Banking Regulation."

 Non-Banking Regulation

  Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous substances on, under or in such property. In addition, any person or entity who arranges for the disposal or treatment of hazardous substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility. Such laws and regulations often impose liability regardless of fault and liability has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. Pursuant to these laws and regulations, under certain circumstances, a lender may become liable for the environmental liabilities in connection with its borrowers' properties, if, among other things, it either forecloses or participates in the management of its borrowers' operations or hazardous substance handling or disposal practices. Although the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and certain state counterparts provide exemptions for secured lenders, the scope of such exemptions is limited and a rule issued by the Environmental Protection Agency clarifying such exemption under CERCLA has recently been held invalid. In addition, CERCLA and certain state counterparts impose a statutory lien, which may be prior to the Banks' interest securing a loan, for certain costs incurred in connection with removal or remediation of hazardous substances. Other laws and regulations may also require the removal or remediation of hazardous substances located on a property before such property may be sold or transferred.

  It is the Bank's current policy to identify and review certain environmental issues pertaining to its borrowers and the properties securing the loans of its borrowers prior to making any loan and foreclosing on any multifamily property. If such review reveals any environmental issues, a Phase I environmental audit (which generally involves a physical inspection without any sampling) and under certain circumstances, a Phase II environmental audit (which generally involves sampling) may be conducted by an independent environmental consultant. It is also the Bank's current policy with respect to loans secured by residential property with five or more units to automatically conduct a Phase I environmental audit prior to foreclosing on such property. Under certain circumstances, the Bank may decide not to foreclose on a property. There can be no assurances that such review, Phase I environmental audits or Phase II environmental audits have identified or will identify all potential environmental liabilities that may exist with respect to a foreclosed property or a property securing any loan or that historical, current or future uses of such property or surrounding properties will not result in the imposition of environmental liability on the Bank.

  The Bank is aware that certain current or former properties on which it has foreclosed and properties securing its loans contain contamination or hazardous substances, including asbestos and lead paint. Under certain circumstances, the Bank may be required to remove or remediate such contamination or hazardous substances. Although the Bank is not aware of any environmental liability relating to these properties that it believes would have a material adverse effect on its business or results of operations, there can be no assurances that the costs of any required removal or remediation would not be material or substantially exceed the value of affected properties or the loans secured by the properties or that the Bank's ability to sell any foreclosed property would not be adversely affected.

 Gateway

  Gateway has been an NASD registered broker/dealer since October 1993 and offers securities products, such as mutual funds and variable annuities, to customers of the Bank. Fixed annuities are offered through the Bank's insurance agency, Citadel Service Corporation, dba, Fidelity Insurance Agency of Glendale. Gateway does not maintain security or cash accounts for customers or perform custodial functions relating to customer securities.

  Gateway is required to conduct its activities in compliance with the February 1994 interagency guidelines of the federal bank and thrift regulators on retail sales of uninsured, nondeposit investment products by federally insured financial institutions. The interagency guidelines require that, among other things, customers are fully informed that investment products are not insured, are not deposits of or guaranteed by the Bank and involve investment risk including the potential loss of principal.

  The securities business is subject to regulation by the SEC and other federal and state agencies. Regulatory violations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees. With the enactment of the Insider Trading and Securities Fraud Enforcement Act of 1988, the SEC and the securities exchanges have intensified their regulation of broker/dealers, emphasizing in particular the need for supervision and control by broker/dealers of their own employees. In 1994, Gateway was audited by the NASD, SEC and the State of California Department of Corporations.

  The NASD has initiated proposed changes to the Rules of Fair Practice. The proposed rules respond to continuing concerns about the lack of clear guidance for NASD members in the nature of specific rules or regulations that address the activities of bank-affiliated broker/dealers. The rules apply exclusively to the activities of NASD members that are conducting broker/dealer services on the premises of a financial institution where retail deposits are taken. The main focus of the proposed rules is to minimize confusion by retail customers. The proposed rules cover broker/dealer conduct on the premises of financial institutions, the physical location of sales activity, the use of signage, use of confidential financial information, personnel registration, personnel compensation, supervision and responsibility, customer disclosure, and communication with the public. The new rules will not become final until approved by the SEC.

  As a broker/dealer registered with the NASD, Gateway is subject to the SEC's uniform net capital rules, designed to measure the general financial condition and liquidity of a broker/dealer. Gateway is required to file monthly reports with the NASD and annual reports with the NASD and SEC containing detailed financial information with respect to its broker/dealer operation.

ITEM 2. PROPERTIES

  In February 1996, the executive offices of Fidelity relocated to 4565 Colorado Boulevard, Los Angeles, California 90039. This facility also houses the Bank's administrative operations and has approximately 130,000 square feet of office space. Present local zoning entitlements will allow for the construction of approximately 300,000 square feet of additional office space plus parking on this 7.75-acre parcel. The potential for increasing the amount of office space at this Los Angeles site would satisfy Company's anticipated facilities requirements for the foreseeable future.

  The aggregate net book value of all owned administrative facilities was approximately $15.4 million as of December 31, 1996. On December 31, 1996, Fidelity owned 12 of its branch facilities having an aggregate net book value of approximately $6.3 million, and leased the remaining 21 of its branch facilities under leases with terms (including optional extension periods) expiring from 1997 through 2050. The aggregate annual rent under leases as of December 31, 1996 was approximately $3.3 million and the aggregate net book value of Fidelity's leasehold improvements associated with leased premises was approximately $1.7 million. At December 31, 1996, Fidelity owned furniture, fixtures and equipment, related to both owned and leased facilities, having a net book value of approximately $7.6 million.

  All owned and leased office facilities are located in Southern California.

ITEM 3. LEGAL PROCEEDINGS

  The Bank was named as a defendant in a purported class action lawsuit alleging violations of federal securities laws in connection with the offering of common stock by the Bank in 1994 as part of the Bank's previously reported 1994 Restructuring and Recapitalization. The suit was filed by Harbor Finance Partners ("Harbor") in an alleged class action complaint in the United States District Court-Central District of California on July 28, 1995 and originally named as defendants the Bank, Citadel, Richard M. Greenwood (the Bank's chief executive officer and Citadel's former chief executive officer), J. P. Morgan Securities, Inc., and Deloitte & Touche LLP. The suit alleged that false or misleading information was provided by the defendants in connection with the Bank's 1994 Restructuring and Recapitalization and stock offering and that the defendants knew and failed to disclose negative information concerning the Bank. A motion to dismiss the original complaint was filed by the Bank, and was granted without opposition. The amended complaint did not include J. P. Morgan Securities, Inc. and Deloitte & Touche LLP as defendants and contained some factual and legal contentions which were different from those set forth originally. On May 21, 1996, the court granted the Bank's and Greenwood's motion to dismiss the first amended complaint, but granted leave to amend. Following the filing of a second amended complaint, the Bank and Greenwood filed a motion to dismiss. At a hearing on July 22, 1996, the court ruled that the case should be dismissed with prejudice and a formal order to that effect was submitted to the court for execution. Harbor lodged certain objections to the proposed order, including objections that the state law claims in the second amended complaint should not be dismissed with prejudice. The court's order of dismissal was entered on August 5, 1996 and provided that all claims asserted in the second amended complaint under federal law were dismissed with prejudice and those under state law were dismissed without prejudice to their renewal in state court pursuant to 28 U.S.C. (S)1367(b)(3). Harbor has filed a notice of appeal to the order of dismissal. The appeal is now in the briefing stage. On August 30, 1996, Harbor filed an alleged class action complaint in state court containing allegations similar to those raised in the federal court action as well as claims for unfair business practices to which the Bank and Greenwood have filed a motion to dismiss for failure to state a legally sufficient claim.

  Both the original complaint filed by Harbor and the amended complaints in the federal court action and the complaint in the state court action raise certain issues previously pleaded in a wrongful termination and defamation action brought by William Strocco ("Strocco") against the Bank and Citadel, which was filed in Los Angeles County Superior Court on March 9, 1995. Plaintiff in the Strocco case is a former manager of the Bank's REO department who alleged, among other things, that his employment was terminated in violation of public policy and was a result of breaches of his implied employment contract and the implied covenant of good faith and fair dealing based on the notion that he was discriminated against for complaining about various aspects of the Bank's 1994 Restructuring and Recapitalization, including the selling of REO properties in bulk sales, as not in the best interests of the Bank, and that he asserted that the same were not fully disclosed or were misrepresented to potential investors and to the OTS. Negotiations between the parties resulted in the action being settled for a non-material amount just prior to year-end 1996; the determination of the settlement amount was primarily based on costs of defense and management distraction, and the Bank and Greenwood continue to assert that none of Strocco's allegations were true.

  In addition, the Bank is a defendant in several individual and purported class actions brought by several borrowers which raise similar claims with respect to the manner in which the Bank serviced certain adjustable rate mortgages which were originated during the period 1983 through 1988. The actions have been filed between July 1, 1992 and February of 1995. In one case the Bank won a summary judgement in Federal District Court. This judgment was appealed. On July 25, 1996, the Ninth Circuit Court of Appeals filed its opinion which affirmed in part, reversed in part and remanded back to the Federal District Court for further hearing. In three Los Angeles Superior Court cases, judgment in favor of the Bank was recently entered. Plaintiff has appealed in all three cases. Two other cases are pending in the Los Angeles Superior Court. The plaintiffs' principal claim is that the Bank selected an inappropriate review date to consult the index upon which the rate adjustment is based that was one or two months earlier than what was required under the terms of the notes. In a declining interest rate environment, the lag effect of an earlier review period defers the benefit to the borrower of such decline, and the reverse would be true in a rising interest rate environment. The Bank strongly disputes these contentions and is vigorously defending these suits. The legal responsibility and financial exposure of these claims presently cannot be reasonably ascertained and, accordingly, there is a risk that the final outcome of one or more of these claims could result in the payment of monetary damages which could be material in relation to the financial condition or results of operations of the Bank. The Bank does not believe the likelihood of such a result is probable and has not established any specific litigation reserves with respect to such lawsuits.

  In July 1996, the Bank settled an aggregate of $18.3 million of claims asserted by a purchaser of assets from the Bank in a 1994 Bulk Sale transaction. Pursuant to the terms of the settlement, the Bank received $0.4 million and the parties executed mutual releases with respect to all claims arising out of that particular Bulk Sale transaction.

  In the normal course of business, the Company and certain of its subsidiaries have a number of other lawsuits and claims pending.

  An adverse outcome with respect to the foregoing claims could have a material adverse effect on the Company's financial condition and results of operations and the Bank's regulatory capital. The Company's management and its counsel believe that none of the lawsuits or claims pending will have a material adverse effect on the financial condition or business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

  Effective March 14, 1996, Fidelity's Common Stock was listed and quoted on NASDAQ. Commencing May 1996, in connection with the Reorganization, the Company's Common Stock was listed and quoted on NASDAQ replacing Fidelity's Common Stock. During 1995 and part of 1994, the Class A Common Stock of the Bank was traded over the counter and quoted on the Over the Counter Bulletin Board (the "OTCBB").

  The following table sets forth the high and low daily closing sales prices of the Common Stock on NASDAQ commencing May 5, 1996 and the high and low bid price on the OTCBB board between May 5, 1995 and May 5, 1996 for each of the following quarters:

                                                                    HIGH   LOW
                                                                   ------ ------
      1996(1)
        Fourth quarter............................................ $11.75 $10.63
        Third quarter.............................................  10.63   8.75
        Second quarter............................................   9.50   8.63
        First quarter.............................................   9.75   8.50
      1995(1)(2)
        Fourth quarter............................................   9.25   5.50
        Third quarter.............................................  11.50   6.00
        Second quarter............................................  18.00  11.00
        First quarter.............................................  20.00  16.00

--------
(1) Closing sale prices reflect the one-for-four Reverse Stock Split approved by the stockholders on February 9, 1996.

(2) Prior to May 5, 1995, the Class A Common Stock was not quoted on the OTCBB and bid prices were provided by J.P. Morgan Securities, Inc.

HOLDERS OF RECORD

  The number of holders of record of the Company's Common Stock at March 3, 1997 was 315.

DIVIDENDS

  Bank Plus has paid no dividends on the Common Stock since its formation in May 1996. Prior thereto, Fidelity had not paid dividends on its Common Stock since August 1994. Bank Plus currently has no plans to pay dividends on the Common Stock. Bank Plus is a holding company with no significant assets other than its investment in the Bank and Gateway, and is substantially dependent on dividends from such subsidiaries to meet its cash requirements. The ability of the Bank to pay dividends or to make certain loans or advances to Bank Plus is subject to significant restrictions. See Item 1. "Business--Regulation and Supervision--Fidelity--Activities Regulation Not Related to Capital Compliance" and " --Regulation of Fidelity Affiliates."

ITEM 6. SELECTED FINANCIAL DATA

                       FIVE-YEAR SELECTED FINANCIAL DATA

  The table below sets forth certain historical financial data regarding the Company. This information is derived in part from, and should be read in conjunction with, the Company's consolidated financial statements and notes thereto included in Item 8.--Financial Statements and Supplementary Data.

                                  AT OR FOR THE YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------------
                             1996         1995           1994         1993         1992
                          ----------   ----------     ----------   ----------   ----------
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Total assets............  $3,330,290   $3,299,444     $3,709,838   $4,389,781   $4,695,518
Total loans, net........   2,691,931    2,935,116      3,288,303    3,712,051    3,990,449
Deposits................   2,495,933    2,600,869      2,697,272    3,368,664    3,459,648
FHLB advances...........     449,851      292,700        332,700      326,400      581,400
Other borrowings........     140,000      150,000        500,000      407,830      327,000
Preferred stock issued
 by consolidated
 subsidiary.............      51,750          --             --           --           --
Subordinated notes......         --           --             --        60,000       60,000
Stockholders' equity....     161,657      229,043        156,547      182,284      220,171
Stockholders' equity per
 common share(1)(2).....        8.86         9.72 (3)      24.11       173.51       209.57
Common shares
 outstanding(1)(2)......  18,245,265   18,242,465      6,492,465    1,050,561    1,050,561
OPERATING DATA:
Interest income.........  $  237,913   $  246,477     $  241,465   $  289,331   $  370,715
Interest expense........     152,623      174,836        155,828      188,494      240,124
                          ----------   ----------     ----------   ----------   ----------
Net interest income.....      85,290       71,641         85,637      100,837      130,591
Provision for estimated
 loan losses............      15,610       69,724 (4)     65,559       65,100       51,180
                          ----------   ----------     ----------   ----------   ----------
Net interest income
 after provision for
 estimated loan losses..      69,680        1,917         20,078       35,737       79,411
Gains (losses) on loan
 sales, net.............          22          522         (3,963)         194        1,117
Gains on securities and
 trading activities,
 net....................       1,336        4,098          1,130        1,304          --
Gains on sales of
 servicing..............         --         4,604            --           --           --
Fee income from sale of
 uninsured investment
 products(5)............       4,456        4,117          3,419          --         2,606
Loans, retail banking
 and other fees.........       5,339        6,866          9,040        8,660       12,291
Real estate operations..      (8,907)      (9,145)       (17,419)     (48,843)     (22,261)
SAIF special assessment.     (18,000)         --             --           --           --
1994 Restructuring and
 Recapitalization
 charges, net...........         --           --         (65,394)         --           --
Operating expense other
 than SAIF special
 assessment and
 1994 Restructuring and
 Recapitalization
 charges................     (64,451)     (81,954)       (91,859)     (98,732)     (75,044)
                          ----------   ----------     ----------   ----------   ----------
(Loss) before income
 taxes and minority
 interest in subsidiary.     (10,525)     (68,975)      (144,968)    (101,680)      (1,880)
Income tax (benefit)
 expense................      (1,093)           4        (16,524)     (35,793)      (2,167)
                          ----------   ----------     ----------   ----------   ----------
Net (loss) earnings
 before minority
 interest in subsidiary.      (9,432)     (68,979)      (128,444)     (65,887)         287
Minority interest in
 subsidiary
 (dividends on
 subsidiary preferred
 stock).................      (4,657)         --             --           --           --
                          ----------   ----------     ----------   ----------   ----------
Net (loss) earnings.....     (14,089)     (68,979)      (128,444)     (65,887)         287
Preferred stock
 dividends..............      (1,553)         --             --           --           --
                          ----------   ----------     ----------   ----------   ----------
Net (loss) earnings
 available for common
 stockholders...........  $  (15,642)  $  (68,979)    $ (128,444)  $  (65,887)  $      287
                          ==========   ==========     ==========   ==========   ==========
Net (loss) earnings per
 common share(1)(2).....  $    (0.86)  $    (8.84)    $   (39.08)  $   (62.72)  $     0.27
                          ==========   ==========     ==========   ==========   ==========
Weighted average common
 shares
 outstanding(1)(2)......  18,242,887    7,807,201      3,286,960    1,050,561    1,050,561
                          ==========   ==========     ==========   ==========   ==========

                                                                    (continued)

(continued)

                             AT OR FOR THE YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------
                            1996          1995       1994       1993       1992
                          --------      --------   --------   --------   --------
                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                            AMOUNTS)
SELECTED OPERATING
 RATIOS:
(Loss) return on average
 assets.................     (0.42)%       (1.92)%    (3.17)%    (1.43)%     0.01%
(Loss) return on average
 equity.................     (7.01)%(6)   (42.31)%   (83.00)%   (29.99)%     0.13%
Average equity divided
 by average assets......      6.71 %        4.54 %     3.82 %     4.77 %     4.57%
Ending equity divided by
 ending assets..........      4.85 %        6.94 %     4.22 %     4.15 %     4.69%
Operating expense to
 average assets(7)......      1.94 %        2.28 %     2.27 %     2.14 %     1.52%
Efficiency ratio(8).....     67.77 %       89.81 %    97.58 %    79.66 %    45.38%
Interest rate spread for
 the period.............      2.31 %        1.89 %     2.24 %     2.31 %     2.66%
Net yield on interest-
 earning assets.........      2.63 %        2.05 %     2.22 %     2.31 %     2.80%
ASSET QUALITY DATA:
NPAs(9).................  $ 60,788      $ 71,431   $ 85,729   $235,621   $234,405
NPAs to total assets....      1.83 %        2.16 %     2.31 %     5.37 %     4.99%
Nonaccruing loans.......  $ 36,125      $ 51,910   $ 71,614   $ 93,475   $112,041
Nonaccruing loans to
 total loans, net.......      1.34 %        1.77 %     2.18 %     2.52 %     2.83%
Classified assets.......  $174,096       219,077   $141,536   $372,502   $353,738
Classified assets to
 total assets...........      5.23 %        6.64 %     3.82 %     8.49 %     7.53%
REGULATORY CAPITAL
 RATIOS:
Tangible capital ratio..      6.28 %        6.91 %     4.28 %     4.10 %     4.27%
Core capital ratio......      6.29 %        6.92 %     4.29 %     4.15 %     4.35%
Risk-based capital
 ratio..................     11.85 %       12.43 %     8.28 %     9.32 %     9.76%
OTHER DATA:
Sales of investment
 products(5)............  $118,061      $ 89,824   $112,430   $ 96,253   $ 77,078
Real estate loans
 funded.................  $ 13,859      $ 19,396   $521,580   $422,355   $435,690
Average interest rate on
 new loans..............      8.41 %        9.61 %     5.85 %     6.75 %     7.77%
Loans sold, net(10).....  $ (2,069)     $    390   $273,272   $115,003   $204,435
Number of:
 Real estate loan
  accounts (in
  thousands)............        11            12         14         16         18
 Deposit accounts (in
  thousands)............       194           207        216        241        233
 Retail branch
  offices(11)...........        33            33         33         42         43

--------
(1) For the periods prior to August 4, 1994, Fidelity's one share owned by Citadel, its former holding company and sole stockholder, has been retroactively reclassified into 1,050,561 shares of Class A Common Stock.
(2) On February 9, 1996, the Bank's stockholders approved the Reverse Stock Split. All per share data and weighted average common shares outstanding have been retroactively adjusted to reflect this change.
(3) Calculation excludes $51.8 million of preferred stock issued by consolidated subsidiary.

(4) In 1995, the Bank recorded a $45 million loan portfolio charge in connection with its adoption of the Accelerated Asset Resolution Plan. See
    Item 7. "MD&A--Accelerated Asset Resolution Plan."
(5) Includes 100% of Gateway investment product sales.
(6) Net of dividends on preferred stock of subsidiary of $1.6 million.

(7) Excludes the impact of the SAIF special assessment and the net 1994 Restructuring and Recapitalization charges.
(8) The efficiency ratio is computed by dividing total operating expense by net interest income and noninterest income, excluding infrequent items, provisions for estimated loan and real estate losses, direct costs of real estate operations and gains/losses on the sale of securities.
(9) NPAs include nonaccruing loans and foreclosed real estate, net of SVAs, writedowns and REO GVA, if any.
(10) Excludes loans sold in certain Bulk Sales consummated in 1994, and is net of repurchases.
(11) All retail branch offices are located in Southern California.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

  Certain statements included or incorporated by reference in this Form 10-K, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the continuing impact of California's economic recession on collateral values and the ability of certain borrowers to repay their obligations to Fidelity; the potential risk associated with the Bank's high level of nonperforming assets and other assets with increased risk; changes in or amendments to regulatory authorities' capital requirements or other regulations applicable to Fidelity; fluctuations in interest rates; increased levels of competition for loans and deposits; and other factors referred to in this Form 10-K. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

OVERVIEW

  Bank Plus, through Fidelity, operates 33 full-service branches, all of which are located in Southern California, principally in Los Angeles and Orange Counties. The Company offers a broad range of consumer financial services including demand and term deposits and loans to consumers. At this time, the Company primarily provides residential mortgages and consumer loans, which the Company does not underwrite or fund, by referral to certain established providers of mortgage and consumer loan products with which the Company has negotiated strategic alliances. In addition, through Gateway, an NASD registered broker/dealer, the Company provides customers with uninsured investment products, including a number of mutual funds, annuities and unit investment trusts.

RESULTS OF OPERATIONS

  The Company reported a net loss of $14.1 million before dividends on preferred stock of subsidiary of $1.6 million, ($0.86 per common share after giving effect to the dividends on preferred stock of subsidiary; computed on the basis of 18,242,887 weighted average common shares outstanding) for the year ended December 31, 1996. Without the SAIF special assessment of $18.0 million, the Company would have reported earnings of $3.9 million for the year ended December 31, 1996, before dividends on preferred stock of subsidiary. This compares to a net loss of $69.0 million ($8.84 per common share; computed on the basis of 7,807,201 weighted average common shares outstanding) for the year ended December 31, 1995.

  Results of operations for the year ended December 31, 1996, excluding the SAIF special assessment of $18.0 million, as compared to the same period in 1995, reflect: (a) a decrease in provisions for loan losses of $54.1 million due in part to the 1995 loan portfolio charge of $45 million which was a consequence of the adoption of the Accelerated Asset Resolution Plan, with no comparable amount in 1996, and the reduction of NPAs during 1996, and (b) increased net interest income of $13.6 million due primarily to the impact of lower interest rates on the Company's interest-bearing liabilities and utilization of the capital raised in 1995 and (c) an increase of $1.1 million in income tax benefits resulting from the filing of various amended federal income tax returns to reflect a specified liability loss carryback under Internal Revenue Code ("IRC") Section 172 (f). These favorable changes were partially offset by, (a) decreased gains on sales of loans, investment securities and mortgage-backed securities of $3.3 million, (b) a gain on sale of servicing of $4.6 million in 1995 with no comparable amounts in 1996, (c) decreased loan fee income of $1.3 million primarily due to the sale of servicing in 1995, and (d) preferred stock dividends of the Bank of $4.7 million reported as minority interest with no comparable amounts in 1995.

  The Company reported a net loss of $69.0 million ($8.84 per common share; computed on the basis of 7,807,201 weighted average common shares outstanding) for the year ended December 31, 1995. This compares to a net loss of $128.4 million ($39.08 per common share; computed on the basis of 3,286,960 weighted average common shares outstanding) for the year ended December 31, 1994.

  Results of operations for the year ended December 31, 1995, as compared to the same period in 1994, reflect: (a) net 1994 Restructuring and Recapitalization charges, with no comparable amounts in 1995, consisting of provisions for estimated losses on assets held for the Bulk Sale of $56.3 million and $14.1 million of other 1994 Restructuring and Recapitalization related expenses, partially offset by the branch sales gain of $5.0 million,
(b) increased noninterest income of $18.9 million, due to decreased real estate losses and costs as well as gains recognized on the sale of loans, securities and loan servicing rights and (c) decreased operating expenses of $9.9 million related to personnel and other cost reductions. These favorable changes were partially offset by (a) an increase in provisions for loan losses of $4.2 million due to a loan portfolio charge of $45 million as a consequence of the adoption of the Accelerated Asset Resolution Plan, partially offset by a decrease in loan loss provisions due to a reduction in the amount of NPAs,
(b) a decrease of $16.5 million in income tax benefits resulting from annual limitations of the Bank's net operating loss carryback potential, and (c) a decrease in net interest income of $14.0 million caused by increasing rates paid on deposits and borrowings not offset by increasing loan yields due to the lag in repricing of the Bank's primarily adjustable rate loan portfolio and a decrease in interest-earning assets.

NET INTEREST INCOME

  Net interest income is the difference between interest earned on loans, MBSs and investment securities ("interest-earning assets") and interest paid on savings deposits and borrowings ("interest-bearing liabilities").

  For the year ended December 31, 1996, net interest income totaled $85.3 million, representing an increase of $13.7 million from $71.6 million for the comparable period in 1995. Net interest income in 1995 declined by $14.0 million from 1994.

  Net interest income is affected by (a) the average volume and repricing characteristics of the Bank's interest-earning assets and interest-bearing liabilities, (b) the level and volatility of market interest rates, (c) the level of nonaccruing loans and (d) the interest rate spread between the yields earned and the rates paid. Additionally, in 1994, net interest income was negatively impacted by the Bulk Sales in that interest income was apportioned between the Bank and the buyers, while the Bank bore the entire related interest cost to carry the assets.

  The following table presents the primary determinants of net interest income for the periods indicated. For the purpose of this analysis, nonaccrual loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

                                                        YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------------------------------
                                     1996                        1995                        1994
                          --------------------------- --------------------------- ---------------------------
                           AVERAGE            AVERAGE  AVERAGE            AVERAGE  AVERAGE            AVERAGE
                            DAILY             YIELD/    DAILY             YIELD/    DAILY             YIELD/
                           BALANCE   INTEREST  RATE    BALANCE   INTEREST  RATE    BALANCE   INTEREST  RATE
                          ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans.................  $2,901,908 $213,013  7.34%  $3,196,024 $227,710  7.12%  $3,566,045 $226,949  6.36%
  Mortgage-backed
   securities...........      78,242    5,772  7.38       55,538    3,535  6.37       53,369    2,868  5.37
  Investment securities.     233,797   16,056  6.87      201,243   12,794  6.36      178,655    9,081  5.08
  Investment in FHLB
   stock................      50,976    3,072  6.03       48,373    2,438  5.04       50,185    2,567  5.12
                          ---------- --------         ---------- --------         ---------- --------
   Total interest-
    earning assets......   3,264,923  237,913  7.29    3,501,178  246,477  7.04    3,848,254  241,465  6.27
                                     --------                    --------                    --------
Noninterest-earning
 assets.................      57,351                      87,525                     203,454
                          ----------                  ----------                  ----------
   Total assets.........  $3,322,274                  $3,588,703                  $4,051,708
                          ==========                  ==========                  ==========
Interest-bearing
 liabilities:
 Deposits:
   Demand deposits......  $  298,287    3,098  1.04   $  304,644    2,767  0.91   $  367,828    3,299  0.90
   Savings deposits.....     137,885    3,743  2.71      167,000    4,469  2.68      325,367    7,635  2.35
   Time deposits........   2,103,369  113,424  5.38    2,207,145  121,006  5.47    2,285,717   97,376  4.26
                          ---------- --------         ---------- --------         ---------- --------
     Total deposits.....   2,539,541  120,265  4.72    2,678,789  128,242  4.79    2,978,912  108,310  3.64
 Borrowings.............     515,435   32,358  6.26      716,267   46,594  6.51      887,980   47,518  5.35
                          ---------- --------         ---------- --------         ---------- --------
   Total interest-
    bearing liabilities.   3,054,976  152,623  4.98    3,395,056  174,836  5.15    3,866,892  155,828  4.03
                                     --------                    --------                    --------
Non-interest-bearing
 liabilities............      44,251                      30,615                      30,069
Preferred stock issued
 by consolidated
 subsidiary.............      51,750
Stockholders' equity....     171,297                     163,032                     154,747
                          ----------                  ----------                  ----------
   Total liabilities and
    equity..............  $3,322,274                  $3,588,703                  $4,051,708
                          ==========                  ==========                  ==========
Net interest income;
 interest rate spread...             $ 85,290  2.31%             $ 71,641  1.89%             $ 85,637  2.24%
                                     ========  ====              ========  ====              ========  ====
Net yield on interest
 earning assets.........                       2.63%                       2.05%                       2.22%
                                               ====                        ====                        ====
Average nonaccruing loan
 balance included in
 average loan balance...  $   60,364                  $   76,758                  $  131,096
                          ==========                  ==========                  ==========
Net delinquent interest
 removed from interest
 income.................             $  6,018                    $  5,813                    $ 10,895
                                     ========                    ========                    ========
Reduction in net yield
 on interest-earning
 assets due to
 delinquent interest (in
 basis points)..........                         18                          17                          28
                                               ====                        ====                        ====

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

                                YEAR ENDED                    YEAR ENDED
                             DECEMBER 31, 1996            DECEMBER 31, 1995
                                COMPARED TO                  COMPARED TO
                                YEAR ENDED                    YEAR ENDED
                             DECEMBER 31, 1995            DECEMBER 31, 1994
                          FAVORABLE (UNFAVORABLE)       FAVORABLE (UNFAVORABLE)
                         ---------------------------  ----------------------------
                          VOLUME    RATE      NET      VOLUME     RATE      NET
                         --------  -------  --------  --------  --------  --------
                                        (DOLLARS IN THOUSANDS)
Interest income:
  Loans................. $(21,530) $ 6,833  $(14,697) $(24,838) $ 25,599  $    761
  Mortgage-backed
   securities...........    1,612      625     2,237       119       548       667
  Investment securities.    2,181    1,081     3,262     1,240     2,473     3,713
  Investment in FHLB
   stock................      136      498       634       (90)      (39)     (129)
                         --------  -------  --------  --------  --------  --------
    Total interest
     income.............  (17,601)   9,037    (8,564)  (23,569)   28,581     5,012
                         --------  -------  --------  --------  --------  --------
Interest expense:
  Deposits:
    Demand deposits.....       59     (390)     (331)      568      (269)      299
    Savings deposits....      776      (50)      726     4,014    (1,324)    2,690
    Time deposits.......    5,379    2,203     7,582     3,444   (26,365)  (22,921)
                         --------  -------  --------  --------  --------  --------
      Total deposits....    6,214    1,763     7,977     8,026   (27,958)  (19,932)
  Borrowings............   11,563    2,673    14,236     9,143    (8,219)      924
                         --------  -------  --------  --------  --------  --------
    Total interest
     expense............   17,777    4,436    22,213    17,169   (36,177)  (19,008)
                         --------  -------  --------  --------  --------  --------
    Increase (decrease)
     in net interest
     income............. $    176  $13,473  $ 13,649  $ (6,400) $ (7,596) $(13,996)
                         ========  =======  ========  ========  ========  ========

  The $13.7 million increase in net interest income between 1996 and 1995 was primarily the result of generally decreasing rates and the lag effect on the COFI portfolio, (see "--Asset/Liability Management") utilization of new capital raised in 1995, and a lower level of average interest-bearing liabilities. This was partially offset by a decline in the level of average interest-earning loans caused by run-off.

  The $14.0 million decrease in net interest income between 1995 and 1994 was primarily the result of increased rates on average interest-bearing liabilities combined with a decline in the average level of interest-earning assets. These changes were partially offset by a decline in the level of interest-bearing liabilities and increased rates on interest-earning assets.

  The Company's net interest income, interest rate margin and operating results have been negatively affected by the level of loans on nonaccrual status. Gross balances of nonaccruing loans peaked in July 1994 at $171 million and averaged $60.4 million, $76.8 million, and $131.1 million in 1996, 1995, and 1994, respectively. As a result, the Company's net interest rate margin was decreased by 18, 17, and 28 basis points in those years, respectively.

ASSET/LIABILITY MANAGEMENT

  Net interest income is the difference between interest earned on the Company's loans, MBSs and investment securities ("interest-earning assets") and interest paid on its deposits and borrowings ("interest-bearing liabilities"). Net interest income is affected by the interest rate spread, which is the difference between the rates earned on the Company's interest-earning assets and rates paid on its interest-bearing liabilities, as well as the relative amounts of its interest-earning assets and interest-bearing liabilities. The Company's average interest rate spread for the years ended December 31, 1996, 1995, and 1994 was 2.31% 1.89%, and 2.24%, respectively.

  The objective of interest rate risk management is to maximize the net income of the Company while controlling interest rate risk exposure. Banks and savings institutions are subject to interest rate risk when assets and liabilities mature or reprice at different times (duration risk), against different indices (basis risk) or for different terms (yield curve risk). The decision to control or accept interest rate risk can only be made with an understanding of the probability of various scenarios occurring. Having liabilities that reprice more quickly than assets is beneficial when interest rates fall, but may be detrimental when interest rates rise.

  The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of ARM loans. ARM loans comprised 97%, of the total loan portfolio at December 31, 1996, 1995, and 1994. The percentage of monthly adjustable ARMs to total loans was approximately 76%, 75%, and 74% at December 31, 1996, 1995, and 1994, respectively. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. At December 31, 1996, approximately 93% of Fidelity's total loan portfolio consisted of loans which mature or reprice within one year, compared to approximately 94% at December 31, 1995 and 92% at December 31, 1994. Fidelity has in recent periods been negatively impacted by the fact that increases in the interest rates accruing on Fidelity's ARMs lagged the increases in interest rates accruing on its deposits due to reporting delays and contractual look-back periods contained in the Bank's loan documents. At December 31, 1996, 93% of the Bank's loans, which are indexed to COFI at December 31, 1996, as with all COFI portfolios in the industry, do not reprice until some time after the industry liabilities composing COFI reprice. The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months. Thus, when rates rise sharply, as in early 1995 and the latter part of 1996, there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, such as the period between the latter part of 1995 and early 1996, net interest income will be positively affected.

  The Company utilizes various financial instruments in the normal course of its business. By their nature all such instruments involve risk, and the maximum potential loss may exceed the value at which such instruments are carried. As is customary for these types of instruments, the Company usually does not require collateral or other security from other parties to these instruments. The Company manages its credit exposure to counterparties through credit approvals, credit limits and other monitoring procedures. The Company's Credit Policy Committee makes recommendations regarding counterparties and credit limits which are subject to approval by the Board of Directors.

  The Company may employ interest rate swaps, caps and floors in the management of interest rate risk. An interest rate swap agreement is a financial transaction where two counterparties agree to exchange different streams of payments over time. An interest rate swap involves no exchange of principal either at inception or upon maturity; rather, it involves the periodic exchange of interest payments arising from an underlying notional principal amount. Interest rate caps and floors generally involve the payment of a one-time premium to a counterparty who, if interest rates rise or fall, above or below a predetermined level, will make payments to the Company at an agreed upon rate for the term of the agreement until such time as interest rates fall below or rise above the cap or floor level.

  During the first quarter of 1995, the Bank terminated interest rate swap agreements with a notional amount of $700 million, resulting in a deferred gain of $1.2 million which was fully amortized in 1995. Also, during the fourth quarter of 1995, the Bank terminated its remaining interest swap agreements with a notional amount of $446.7 million and as a result recorded a deferred loss of $3.2 million that is being amortized over the remaining life of the original transactions. As part of its interest rate risk management process, the Bank entered into these interest rate swap agreements in 1993 and 1994 with various reputable counterparties. These interest rate swap agreements were intended to modify the repricing characteristics of specific assets and liabilities. There were no outstanding interest rate swap agreements at December 31, 1996 and 1995.

  During the third quarter of 1996, the Company entered into a one-year advisory agreement with an investment advisor, pursuant to which the advisor will recommend investments, subject to prior approval and direction of the Company, and execute investment purchases in accordance with the Company investment strategy. Under this agreement, outstanding forward commitments to purchase MBS to be announced ("TBA") ARMS totaled $12.5 million. Also outstanding in relation to this managed portfolio at December 31, 1996, were $21 million notional amount of interest rate caps which will mature in 2003 and $8 million notional amount of put options on treasury futures with an exercise date in 1997.

  The Company is also considering plans to purchase assets (loans and securities) that may exceed $900 million in 1997. This plan, in general terms, is based upon certain risk adjusted return and liquidity objectives and is designed to increase the Company's securities and loan portfolios to enhance the Company's earning capabilities. The proposed increase in earning assets may be at a lower interest rate spread than the Company's assets are currently yielding depending on available financing sources. Accordingly, if the plan is implemented, the Company's interest rate spread may decline. In conjunction with this plan, the Company continues its exploration of other asset origination capabilities and customer base expansion. If such opportunities are pursued, they may operate to limit the asset purchase strategy discussed above to an amount significantly less than $900 million.

  The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of December 31, 1996. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods as adjusted for interest-rate swaps and other financial instruments as applicable, and based on certain assumptions, including those stated in the notes to the table.

                    MATURITY AND RATE SENSITIVITY ANALYSIS

                                 AS OF DECEMBER 31, 1996 MATURITY OF REPRICING
                          -------------------------------------------------------------------
                           WITHIN 3      4-12         1-5       6-10     OVER 10
                            MONTHS      MONTHS       YEARS     YEARS      YEARS      TOTAL
                          ----------  -----------   --------  --------   --------  ----------
                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Cash and cash
  equivalents...........  $   37,879  $       --    $    --   $    --    $    --   $   37,879
 Investment
  securities(1) (2).....      52,330        2,178    116,631       --      42,620     213,759
 Mortgage-backed
  securities(1).........      55,837       24,861     46,105     6,854     89,891     223,548
 Loans receivable:
   ARMs and other
    adjustables(3)......   2,293,207      274,027    103,829     4,250        112   2,675,425
   Fixed rate loans.....       1,551        5,663      4,231    15,550     61,761      88,756
                          ----------  -----------   --------  --------   --------  ----------
     Total gross loans
      receivable........   2,294,758      279,690    108,060    19,800     61,873   2,764,181
                          ----------  -----------   --------  --------   --------  ----------
      Total interest-
       earning assets...   2,440,804      306,729    270,796    26,654    194,384   3,239,367
                          ----------  -----------   --------  --------   --------  ----------
INTEREST-BEARING
 LIABILITIES:
 Deposits:
   Checking and savings
    accounts(4).........     339,089          --         --        --         --      339,089
   Money market
    accounts(4).........      67,892          --         --        --         --       67,892
   Fixed maturity
    deposits:
     Retail customers...     786,990    1,174,078    113,500       614      1,230   2,076,412
     Wholesale
      customers.........       1,911        2,238      8,391       --         --       12,540
                          ----------  -----------   --------  --------   --------  ----------
      Total deposits....   1,195,882    1,176,316    121,891       614      1,230   2,495,933
                          ----------  -----------   --------  --------   --------  ----------
 Borrowings:
   FHLB advances(3).....     212,700      117,151     20,000   100,000        --      449,851
   Other................         --       140,000        --        --         --      140,000
                          ----------  -----------   --------  --------   --------  ----------
     Total borrowings...     212,700      257,151     20,000   100,000        --      589,851
                          ----------  -----------   --------  --------   --------  ----------
      Total interest-
       bearing
       liabilities......   1,408,582    1,433,467    141,891   100,614      1,230  $3,085,784
                          ----------  -----------   --------  --------   --------  ==========
Repricing Gap...........  $1,032,222  $(1,126,738)  $128,905  $(73,960)  $193,154
                          ==========  ===========   ========  ========   ========
Gap to total assets.....       30.99%      (33.83)%     3.87%    (2.22)%     5.80%
                          ==========  ===========   ========  ========   ========
Cumulative Gap to Total
 Assets.................       30.99%       (2.84)%     1.03%    (1.19)%     4.61%
                          ==========  ===========   ========  ========   ========

--------
(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) Investment securities include FHLB stock of $52.3 million.
(3) ARMs and variable rate borrowings from the FHLB system ("FHLB advances") are primarily in the shorter categories as they are subject to interest rate adjustments.
(4) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.

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

ASSET QUALITY

 General

  The Company's loan portfolio is primarily secured by assets located in Southern California and is comprised principally of single family and multifamily (2 units or more) residential loans. At December 31, 1996, 18.7% of Fidelity's real estate loan portfolio consisted of California single family residences, while another 11.6% and 62.0% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively. At December 31, 1995, 19.6% of Fidelity's real estate loan portfolio (including loans held for sale) consisted of California single family residences while another 11.4% and 61.0% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively.

  The performance of the Company's loans secured by multifamily and commercial properties has been adversely affected by Southern California economic conditions. These portfolios are particularly susceptible to the potential for further declines in the Southern California economy, such as increasing vacancy rates, declining rents, increasing interest rates, declining debt coverage ratios, and declining market values for multifamily and commercial properties. In addition, the possibility that investors may abandon properties or seek bankruptcy protection with respect to properties experiencing negative cash flow, particularly where such properties are not cross-collateralized by other performing assets, can also adversely affect the multifamily loan portfolio. There can be no assurances that current improved economic indicators will have a material impact on the Bank's portfolio in the near future as many factors key to recovery may be impacted adversely by the Federal Reserve Board's interest rate policy as well as other factors.

  The Bank's internal asset review process reviews the quality and recoverability of each of those assets which exhibit credit risk to the Bank based on delinquency and other criteria in order to establish adequate GVA and SVA. See Item 1. "Business--Credit Loss Experience."

 Accelerated Asset Resolution Plan

  An important component of the Company's business strategy is the reduction of risk in the Bank's loan and REO portfolios. In the fourth quarter of 1995, the Bank adopted the Accelerated Asset Resolution Plan, which was designed to aggressively dispose of, resolve or otherwise manage a pool (the "AARP Pool") of primarily multifamily loans and REO that at that time were considered by the Bank to have higher risk of future nonperformance or impairment relative to the remainder of the Bank's multifamily loan portfolio. The Accelerated Asset Resolution Plan reflected both an acceleration in estimated timing of asset resolution, as well as a potential change in recovery method from the normal course of business.

  The AARP Pool originally consisted of 411 assets with an aggregate gross book balance of approximately $213.3 million, comprised of $137.0 million in gross book balance of loans and $76.3 million in gross book balance of REO. In an effort to maximize recovery on loans and REO included in the AARP Pool, the Accelerated Asset Resolution Plan allowed for a range of possible methods of resolution including, but not limited to, (i) individual loan restructuring, potentially including additional extensions of credit or write-offs of existing principal, (ii) foreclosure and sale of collateral properties, (iii) securitization of loans, (iv) the bulk sale of loans and (v) bulk sale or accelerated disposition of REO properties.

   As a consequence of the adoption of the Accelerated Asset Resolution Plan, the Bank recorded a $45.0 million loan portfolio charge in the fourth quarter of 1995, which was reflected as a credit to the Bank's allowance for estimated loan and REO losses. This amount represented the estimated additional losses, net of SVAs, anticipated to be incurred by the Bank in executing the Accelerated Asset Resolution Plan. Such additional losses represented, among other things, estimated reduced recoveries from restructuring loans and the acceptance of lower proceeds from the sale of individual REO and the estimated incremental losses associated with recovery through possible bulk sales of performing and nonperforming loans and REO.

  Through December 31, 1996, (i) $31.2 million in gross book balances of AARP Pool loans had been resolved through either a negotiated sale or discounted payoff, (ii) $7.4 million in gross book balances of AARP Pool loans were collected through normal principal amortization or paid off through the normal course without loss, (iii) $22.5 million in gross book balances of AARP Pool loans had been modified or restructured and retained in the Bank's mortgage portfolio, (iv) $8.0 million in gross book balances of AARP Pool loans were removed from the AARP Pool upon management's determination that such assets no longer met the risk profile for inclusion in the AARP Pool or that accelerated resolution of such assets was no longer appropriate and (v) $90.5 million in gross book balances of REO were sold ($37.9 million in gross book balances of AARP Pool loans were taken through foreclosure and acquired as REO since the inception of the AARP). As of December 31, 1996, the AARP Pool consisted of 123 assets with an aggregate gross book balance of $53.7 million, comprised primarily of accruing and nonaccruing multifamily real estate loans totaling approximately $30.0 million and REO properties totaling approximately $23.7 million. Through December 31, 1996, of the $45.0 million of reserves established in connection with the Accelerated Asset Resolution Plan, $20.4 million had been charged off and $16.5 million had been allocated to SVAs or REO writedowns in connection with the Bank's estimate of recovery for AARP Pool assets.

  Notwithstanding the actions taken by the Bank in implementing the Accelerated Asset Resolution Plan, there can be no assurance that the AARP Pool assets retained by the Bank will not result in additional losses. The Bank's allowance for loan and REO losses and the SVAs established in connection with such assets are ultimately subjective and inherently uncertain. See "--Credit Loss Experience." There can be no assurance that further additions to the Bank's allowance for loan and REO losses will not be required in the future in connection with such assets, which could have an adverse effect on the Bank's financial condition, results of operations and levels of regulatory capital.

 Classified Assets

  Total classified assets decreased $45.0 million or 20.5% from December 31, 1995, to $174.1 million at December 31, 1996. This decrease was primarily due to a decrease in performing classified loans during 1996 as a result of the reclassification of certain loans in the fourth quarter of 1996. See "Business--Credit Administration--Loan Grading System." The ratio of NPAs to total assets decreased from 2.16% at December 31, 1995, to 1.83% at December 31, 1996. This decrease is primarily due to reduced levels of nonaccruing loans ("NPLs") at December 31, 1996, compared to December 31, 1995. The Bank's reclassification process has been reviewed by the OTS. Based on discussions with the OTS, management does not anticipate any material exception to its process as a result of their review.

 REO

  All assets and ratios are reported net of specific reserves and writedowns unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                                   DECEMBER 31,   DECEMBER 31,
                                                       1996           1995
                                                   ------------   ------------
                                                    (DOLLARS IN THOUSANDS)
NPAs by type:
  Nonaccruing loans...............................   $ 36,125       $ 51,910
  REO, net of REO GVA.............................     24,663         19,521
                                                     --------       --------
    Total NPAs....................................   $ 60,788       $ 71,431
                                                     ========       ========
NPAs by composition:
  Single family residences........................   $ 11,204       $ 10,178
  Multifamily 2 to 4 units........................      9,369          9,269
  Multifamily 5 units and over....................     36,160         25,923
  Commercial and other............................      5,355         28,361 (1)
  REO GVA.........................................     (1,300)        (2,300)
                                                     --------       --------
    Total NPAs....................................     60,788         71,431
Total TDRs........................................     45,196         32,691
                                                     --------       --------
    Total TDRs and NPAs...........................   $105,984       $104,122
                                                     ========       ========
Classified assets:
  NPAs............................................   $ 60,788       $ 71,431
  Performing classified loans.....................    111,248 (2)    147,646
  Other classified assets.........................      2,060            --
                                                     --------       --------
    Total classified assets.......................   $174,096       $219,077
                                                     ========       ========
Classified asset ratios:
  Nonaccruing loans to total assets...............       1.08%          1.57%
  NPAs to total assets............................       1.83%          2.16%
  TDRs to total assets............................       1.36%          0.99%
  NPAs and TDRs to total assets...................       3.18%          3.16%
  Classified assets to total assets...............       5.23%          6.64%
  REO to NPAs.....................................      40.57%         27.33%
  Nonaccruing loans to NPAs.......................      59.43%         72.67%

-------
(1) Includes two loans on one hotel property with a total balance of $15.9 million at December 31, 1995.
(2) Includes a hotel property loan with a balance of $18.4 million at December 31, 1996.

  Direct costs of foreclosed real estate operations totaled $5.7 million, $5.8 million and $8.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease was primarily due to decreases in both the number and average gross book value of properties foreclosed. The following table provides information about the change in the book value and the number of properties owned and foreclosed for the periods indicated:

                                                                   AT OR FOR
                                                                THE YEARS ENDED
                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
REO net book value............................................. $24,663 $19,521
Increase in REO book value for the period...................... $ 5,142 $ 5,406
Number of real properties owned................................     131     109
Increase in number of properties owned for the period..........      22      45
Number of properties foreclosed for the period.................     226     270
Gross book value of properties foreclosed...................... $77,585 $92,661
Average gross book value of properties foreclosed.............. $   343 $   343

 Allowance for Estimated Loan Losses

  The following table summarizes the reserves, writedowns and certain coverage ratios at the dates indicated:

                                                               DECEMBER 31,
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Loans:
  GVA........................................................ $25,308  $48,921
  Specific reserves..........................................  32,200   40,514
                                                              -------  -------
    Total allowance for estimated loan losses(1)............. $57,508  $89,435
                                                              =======  =======
  Writedowns(2).............................................. $   146  $   316
                                                              =======  =======
  Total loan allowances and loan writedowns to gross
   loans(3)..................................................    2.09%    2.96%
  Total loan allowances to gross loans.......................    2.08%    2.95%
  Loan GVA to loans(3).......................................    0.93%    1.64%
  Loan GVA to nonaccruing loans..............................   70.06%   94.24%
  Nonaccruing loans to total loans, net......................    1.34%    1.77%
Real estate owned:
  REO GVA.................................................... $ 1,300  $ 2,300
  Specific reserves..........................................     781    1,192
                                                              -------  -------
    Total REO allowance for estimated losses................. $ 2,081  $ 3,492
                                                              =======  =======
  Writedowns(2).............................................. $14,819  $17,584
                                                              =======  =======
  Total REO allowances and REO writedowns to gross REO.......   40.66%   51.92%
  Total REO allowances to gross REO(4).......................    7.78%   15.17%
  REO GVA to REO(3)..........................................    5.01%   10.54%
Total loans and REO:
  GVA........................................................ $26,608  $51,221
  Specific reserves..........................................  32,981   41,706
                                                              -------  -------
    Total allowance for estimated losses(1).................. $59,589  $92,927
                                                              =======  =======
  Writedowns(2).............................................. $14,965  $17,900
                                                              =======  =======
  Total allowances and writedowns to gross loans and REO.....    2.66%    3.60%
  Total allowances to gross loans and REO(3).................    2.14%    3.04%
  Total GVA to loans and REO(3)..............................    0.97%    1.70%
  Total GVA to NPAs..........................................   42.86%   69.47%

--------
(1) At December 31, 1996 and 1995, the allowance for estimated loan losses includes $16.7 million and $36.7 million, respectively, of remaining loan GVA and SVA for the Accelerated Asset Resolution Plan. See "--Asset Quality--Accelerated Asset Resolution Plan."
(2) Writedowns include cumulative charge-offs on outstanding loans and REO as of the dates indicated.
(3) Loans and REO, as applicable, in these ratios are calculated prior to their reduction for loan and REO GVA, respectively, but are net of specific reserves and writedowns.
(4) Net of writedowns.

  The following tables summarize the activity in the allowances for estimated loan and real estate losses for the periods indicated:

                                   YEAR ENDED                      YEAR ENDED
                                DECEMBER 31, 1996             DECEMBER 31, 1995(1)
                          ------------------------------  ---------------------------------
                                    REAL ESTATE                        REAL ESTATE
                           LOANS       OWNED     TOTAL     LOANS          OWNED     TOTAL
                          --------  ----------- --------  --------     ----------- --------
                                            (DOLLARS IN THOUSANDS)
Balance on January 1,...  $ 89,435    $ 3,492   $ 92,927  $ 67,202       $ 2,318   $ 69,520
  Provision for losses..    15,610      3,219     18,829    69,724 (1)     3,366     73,090
  Charge-offs...........   (50,841)    (4,630)   (55,471)  (44,278)       (8,358)   (52,636)
  Allocations from GVA
   to REO...............       --         --         --     (6,166)        6,166        --
Recoveries..............     3,304        --       3,304     2,953           --       2,953
                          --------    -------   --------  --------       -------   --------
Balance on December 31,.  $ 57,508    $ 2,081   $ 59,589  $ 89,435       $ 3,492   $ 92,927
                          ========    =======   ========  ========       =======   ========

--------
(1) Included in the provision for estimated loan losses in 1995 is the $45 million loan portfolio charge associated with the Accelerated Asset Resolution Plan.

  The following table details the activity affecting specific loss reserves for the periods indicated:

                                   YEAR ENDED                      YEAR ENDED
                                DECEMBER 31, 1996               DECEMBER 31, 1995
                          ------------------------------  ------------------------------
                                    REAL ESTATE                     REAL ESTATE
                           LOANS       OWNED     TOTAL     LOANS       OWNED     TOTAL
                          --------  ----------- --------  --------  ----------- --------
                                            (DOLLARS IN THOUSANDS)
Balance on January 1,...  $ 40,514    $ 1,192   $ 41,706  $ 16,720    $ 2,318   $ 19,038
  Allocations from GVA
   to specific reserves.    42,527      4,219     46,746    68,072      7,232     75,304
  Charge-offs...........   (50,841)    (4,630)   (55,471)  (44,278)    (8,358)   (52,636)
                          --------    -------   --------  --------    -------   --------
Balance on December 31,.  $ 32,200    $   781   $ 32,981  $ 40,514    $ 1,192   $ 41,706
                          ========    =======   ========  ========    =======   ========

NONINTEREST INCOME/EXPENSE

  Noninterest income has three major components: (a) noninterest income from ongoing operations, which includes loan fee income, gains or losses on loans held for sale, fees earned on the sale of securities and annuities and retail banking fees, (b) income/expenses associated with owned real estate, which includes both the provision for real estate losses as well as income/expenses incurred by the Company associated with the operations of its owned real estate properties and (c) gains and losses on the sales of loan servicing, investment securities and mortgage-backed securities. Items (b) and (c) can fluctuate widely, and could therefore mask the underlying fee generating performance of the Company on an ongoing basis.

  Noninterest income decreased by $8.8 million from net noninterest income of $11.1 million in the year ended December 31, 1995 to net noninterest income of $2.3 million in the year ended December 31, 1996. The major components of this decrease are: (a) other noninterest income (expense) decreased by $4.5 million as a result of a net gain of $4.6 million realized in 1995 from the sale of $495.5 million in rights to service loans for others, with no comparable amounts in 1996; (b) loan servicing fees decreased by $1.3 million in the year ended December 31, 1996 from the 1995 twelve month period primarily as a result of the sale of the rights to service loans in the first quarter of 1995 and the second quarter of 1996; (c) net gains on sales of mortgage-backed securities decreased during the year ended December 31, 1996 by $0.6 million from the 1995 twelve month period; and (d) net gains on securities activities in the year ended December 31, 1996 decreased by $2.2 million from the 1995 twelve month period. The increased sales activity in loans, MBSs and investment securities in 1995 was primarily for regulatory capital maintenance purposes.

  Noninterest income improved by $18.9 million from net noninterest expense of $7.8 million in the year ended December 31, 1994 to net noninterest income of $11.1 million in the year ended December 31, 1995. The major components of this improvement are: (a) real estate provisions and costs decreased by $8.3 million in the year ended December 31, 1995, as a result of decreased average levels of REO, (b) net gains on securities activities of $4.1 million in the year ended December 31, 1995 improved from $1.1 million during the same period in 1994 primarily as a result of the sales of securities for regulatory capital maintenance purposes, (c) a net gain of $4.6 million was realized in the year ended December 31, 1995 from the sale of rights to service loans for others (no such sales were recorded during the same period of 1994), (d) net gains on loan sales improved by $4.5 million to a gain of $0.5 million in the year ended December 31, 1995 from a loss of $4.0 million during the same period in 1994 (loan sale gains and losses during both periods were a consequence of sales of loans to reduce the overall size of the Bank to maintain minimum regulatory capital ratios) and (e) fee income from the sale of uninsured investment products increased by $0.7 million from $3.4 million for the year ended December 31, 1994 to $4.1 million for the year ended December 31, 1995, reflecting the progress of the Bank's integrated sales strategy and the consolidation of Gateway's operations since August 1994, when it was purchased by the Bank from Citadel as part of the 1994 Restructuring and Recapitalization. Prior to that time, Gateway was a wholly owned subsidiary of Citadel and only a portion of its fee income was shared with the Bank under a fee sharing arrangement.

OPERATING EXPENSES

  Operating expenses (excluding the SAIF special assessment of $18.0 million) decreased by $17.5 million to $64.5 million for the year ended December 31, 1996 compared to $82.0 million for the year ended December 31, 1995. The change was primarily due to (a) a $7.8 million decrease in personnel and benefit expense due to a decline of 152 or 23.6% in the twelve month average number of FTEs; (b) a decrease of $2.0 million in occupancy costs; (c) a decrease of $1.3 million of FDIC insurance costs due to the recapitalization of the SAIF in 1996 and an upgrade in the Bank's assessment classification, excluding the SAIF special assessment of $18.0 million; (d) a decrease of $4.3 million resulting in provisions for capitalized software costs in 1995 with no corresponding amount in 1996; and (e) a decrease of $2.7 million in office-related expenses and other costs which was largely tied to the overall reduction in personnel and overhead. These favorable variances were partially offset by an increase of $0.6 million in professional services due largely to cost reengineering efforts and outsourcing of certain administrative functions.

  The Company decreased total employee headcount during 1996 by 97 to achieve organizational goals involving cost reductions, outsourcing opportunities and changes in product focus. Areas which experienced employee reductions in 1996 included the Consumer Lending Group (a reduction of 56 employees), the Finance Group (a reduction of 21 employees) and the Retail Financial Services Group, other administrative services and subsidiaries (a reduction of 20 employees). The Company may have limited staff reductions during 1997.

  Operating expenses decreased by $9.9 million to $82.0 million for the year ended December 31, 1995 compared to $91.9 million for the year ended December 31, 1994, excluding net 1994 Restructuring and Recapitalization charges. The change was primarily due to (a) a decrease of $9.5 million in personnel and benefits due to a decline of 229 or 26.2% in the twelve-month average FTEs,
(b) a decrease of $1.4 million in occupancy and other office related costs partially as a result of the reduction in FTEs, (c) a $1.1 million decrease in FDIC insurance premiums partially due to a decrease in deposits as a result of a branch sale, and (d) a $2.0 million decrease in office related costs partially as a result of the reduction in FTEs and tighter cost controls. These favorable changes were partially offset by a provision of $4.3 million for computer software costs.

  The Bank decreased total employee headcount during 1995 by 169 to achieve organizational goals involving cost reductions, outsourcing opportunities and changes in product focus. Areas which experienced employee reductions in 1995 included the Consumer Lending Group (a reduction of 41 employees), the Retail Financial Services Group (a reduction of 79 employees) and other administrative services and subsidiaries (a reduction of 49 employees).

  Net 1994 Restructuring and Recapitalization charges in 1994 of $65.4 million consisted of provisions for estimated losses on assets held for Bulk Sale of $56.3 million and $14.1 million of other general and administrative expenses, including legal and consulting expenses, partially offset by a branch sale gain of $5.0 million.

  Decreased operating expenses, excluding the SAIF special assessment of $18.0 million, resulted in a decrease in the annualized operating expense ratio (the ratio of operating expenses to total average assets) to 1.94% for the year ended December 31, 1996 from 2.28% for the same period in 1995, notwithstanding the decrease in total average asset size of the Company (from $3.6 billion for the year ended December 31, 1995 to $3.3 billion for the year ended December 31, 1996).

  The decrease in total average asset size of the Bank (from $4.1 billion for 1994 to $3.6 billion for 1995) resulted in an increase in the annual operating expense ratio from 2.27% for 1994 to 2.28% for 1995, notwithstanding the decreased operating expenses computed without the impact of the 1994 Restructuring and Recapitalization charges.

  Due to the sensitivity of the operating expense ratio to changes in the size of the balance sheet, management also looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income. The efficiency ratio measures the amount of cost expended by the Bank to generate a given level of revenues in the normal course of business. It is computed by dividing total operating expense by net interest income and noninterest income, excluding infrequent items. A decrease in the efficiency ratio is favorable in that it indicates that less expenses were incurred to generate a given level of revenue.

  The efficiency ratio improved between the year ended December 31, 1995 and December 31, 1996 from 89.81% to 67.77%. This decrease was due to increased net interest income and decreased operating expense (excluding the SAIF special assessment of $18.0 million), for reasons described above, which were partially offset by decreased net noninterest income (expense).

  The efficiency ratio improved between the year ended December 31, 1994 and December 31, 1995 from 97.58% to 89.81%. These favorable changes were due to increased noninterest income and decreased operating expense, which were partially offset by decreased net interest income.

  While the Company intends to continue to control and, if possible, reduce operating expenses, a portion of the expense savings experienced in prior periods will be devoted to certain business initiatives described under Item
1. "Business--Business Strategy." The Company also intends to expend resources as it evaluates and pursues earning asset acquisition opportunities. Furthermore, management does not believe that additional significant personnel reductions would be appropriate without significantly increasing operational risks. Accordingly, the levels of annual operating expense reductions experienced during the past two years should not be expected for future periods.

INCOME TAXES

  The Company's combined federal and state statutory tax rate is approximately 42.4% of earnings before income taxes. The effective tax rate of 10.4% on losses before income taxes for 1996 reflects the federal tax benefit attributable to the third quarter filing of a loss carryback claim under IRC
Section 172(f), as discussed in the following paragraph. The income tax provision for 1995 reflects only the state minimum corporation taxes.

  Various federal Form 1120Xs "Amended U.S. Corporation Income Tax Return" were filed in 1996 for years 1986 through 1989, 1991, 1992 and 1994 to reflect the 10-year loss carryback under IRC Section 172(f) for qualifying deductions through August 4, 1994. These returns were filed with the Bank's former parent company, Citadel. The amended returns, if accepted in total, would result in a net refund of $19.4 million to Fidelity. IRC Section 172(f) is an area of the tax law without significant legal precedent. There may be opposition by the IRS as to Fidelity's ability to carryback such losses. Therefore, no assurances can be made as to Fidelity's entitlement to such claim. Fidelity has recorded $1.1 million of tax benefit with respect to these amended tax returns.

  Through August 4, 1994, the 1994 Restructuring and Recapitalization date, the Bank filed a consolidated federal income tax return and a combined California franchise tax return with its former parent company, Citadel. Fidelity and its subsidiaries filed a consolidated federal income tax return and a combined California franchise tax return with the Bank as the common parent corporation for the period of August 5, 1994 through December 31, 1994 and the 1995 calendar year. Effective for 1996 and subsequent calendar years, Fidelity and its subsidiaries will file a consolidated federal income tax return and a combined California franchise tax return with its new parent company, Bank Plus.

  Although Fidelity ceased to be a member of the Citadel consolidated group as a result of the 1994 Restructuring and Recapitalization, Fidelity will remain severally liable for the federal income tax of the Citadel consolidated group for those tax years during which it was a member of the Citadel consolidated group at any time. Citadel and Fidelity are parties to a tax disaffiliation agreement governing certain tax matters. For additional information, see "Related Party Transactions--Tax Sharing" at Note 16 to the consolidated financial statements.

  Effective for taxable years beginning after 1995, legislation enacted in 1996 has repealed for federal purposes the reserve method of accounting for bad debts for thrift institutions. While thrifts qualifying as "small banks" may continue to use the experience method, Fidelity, deemed a "large bank," is required to use the specific charge off method. In addition, this enacted legislation contains certain income recapture provisions which are discussed below.

  Thrift institutions deemed "large banks" are required to include into income ratably over 6 years, beginning with the first taxable year beginning after 1995, the institution's "applicable excess reserves." The applicable excess reserves are the excess of (1) the balance of the institution's reserves for losses on loans other than supplemental reserves at the close of its last taxable year beginning before January 1, 1996, over (2) the adjusted balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. Fidelity's applicable excess reserves at December 31, 1995 are $14.6 million. This amount will be recognized into taxable income over six years at the rate of $2.4 million per year starting with the taxable year ended December 31, 1996.

  The adjusted pre-1988 total reserve balance of $35.2 million as of December 31, 1995, will be recaptured into taxable income in the event Fidelity (1) ceases to be a "bank" or "thrift," or (2) makes distributions to shareholders in excess of post-1951 earnings and profits, redemptions, or liquidations. Based on current estimates, Fidelity has no post-1951 earnings and profits at December 31, 1996. As a result, Fidelity's 1996 $3.0 million dividend distribution to Bank Plus and $6.2 million distribution with respect to its preferred stock will trigger reserve recapture into taxable income for 1996. Based on current estimates, there is no current period income tax impact.

  For federal income tax purposes, the maximum rate of tax applicable to savings institutions is currently 35% for taxable income over $10 million. For California franchise tax purposes, savings institutions are taxed as "financial corporations" at a higher rate than that applicable to nonfinancial corporations because of exemptions from certain state and local taxes. The California franchise tax rate applicable to financial corporations is approximately 11%.

  The Internal Revenue Service (the "Service") has completed its examination of the Bank's federal income tax returns through 1991. The Service will start their examination of the federal income tax returns for 1992, 1993 and tax year ended August 4, 1994 in early 1997. The California Franchise Tax Board (the "FTB") has completed its examination of the California franchise tax returns through 1988. Although the FTB has completed the field examination of the California franchise tax returns for years 1989 through 1991, a final audit report has not been received. For additional information regarding the federal income and California franchise taxes payable by the Bank, see Note 11 to the consolidated financial statements.

  IRC Sections 382 and 383 and the Treasury Regulations thereunder generally provide that, following an ownership change of a corporation with a net operating loss (an "NOL"), a net unrealized built-in loss or tax credit carryovers, the amount of annual post-ownership change taxable income that can be offset by pre-ownership change NOLs or recognized built-in losses, and the amount of post-ownership change tax liability that can be offset by pre-ownership change tax credits, generally cannot exceed a limitation prescribed by Section 382. The Section 382 annual limitation generally equals the product of the fair market value of the equity of the corporation immediately before the ownership change (subject to various adjustments) and the long-term tax-exempt rate prescribed monthly by the Service.

  As a result of the 1994 Restructuring and Recapitalization, the Bank underwent an ownership change, ceased to be a member of the Citadel consolidated group, and became subject to the annual limitations under IRC
Section 382. As a result of the 1995 Recapitalization, the Bank again underwent an ownership change, and became subject to the annual limitations under IRC Section 382. The limitations imposed by the 1995 change of ownership are inclusive of the limitations imposed by the 1994 change of ownership.

  At December 31, 1996, the Bank had an estimated NOL carryover for federal income tax purposes of $114.8 million, of which $19.1 million is subject to annual utilization limitations as a result of the 1994 change of ownership and expires by year 2008, $20.1 million expires by year 2009, $54.7 million expires by year 2010 (of which $32.5 million of the 1995 NOL and all of the pre-1995 NOLs are subject to annual and aggregate utilization limitations as a result of the 1995 change of ownership), and $20.9 million expires by year 2011, if not utilized. For California franchise tax purposes, there was an estimated NOL carryover of $36.5 million, of which $5.0 million expires by year 1997 and $0.9 million expires by year 1998 (both of which are subject to annual utilization limitations as a result of the 1994 change of ownership), $15.8 million expires by year 1999, $6.0 million expires by year 2000 (of which $3.2 million of the 1995 NOL and all of the pre-1995 NOLs are subject to annual and aggregate utilization limitations as a result of the 1995 change of ownership), and $8.8 million expires by year 2001, if not utilized. The deferred tax assets related to these NOLs have been recorded with a corresponding valuation allowance in an equal amount under SFAS No. 109.

REGULATORY CAPITAL COMPLIANCE

  FDICIA required the OTS to implement a system providing for regulatory sanctions against institutions that are not adequately capitalized. The severity of these sanctions increases to the extent that an institution's capital continues to decline. Under FDICIA, the OTS issued the PCA Regulations which established specific capital ratios for five separate capital categories as set forth below:

                                  CORE
                               CAPITAL TO
                                ADJUSTED
                                  TOTAL
                                 ASSETS    CORE CAPITAL TO
                                (LEVERAGE   RISK-WEIGHTED    TOTAL CAPITAL TO
                                 RATIO)        ASSETS      RISK-WEIGHTED ASSETS
                               ----------- --------------- --------------------
Well capitalized.............. 5% or above   6% or above       10% or above
Adequately capitalized........ 4% or above   4% or above       8% or above
Undercapitalized..............  Under 4%      Under 4%           Under 8%
Significantly
 undercapitalized.............  Under 3%      Under 3%           Under 6%
Critically undercapitalized...    Ratio of tangible equity to adjusted total
                                             assets of 2% or less

  At December 31, 1996 the Bank was considered well capitalized. See Item 1 "Business--Regulation and Supervision--Fidelity--Capital Requirements and Capital Categories."

  The following table summarizes the capital ratios required by FDICIA for an institution to be considered well capitalized and Fidelity's regulatory capital at December 31, 1996 as compared to such ratios.

                          CORE CAPITAL      CORE CAPITAL
                           (TIER 1) TO      (TIER 1) TO     TOTAL CAPITAL TO
                            ADJUSTED       RISK-WEIGHTED     RISK-WEIGHTED
                          TOTAL ASSETS         ASSETS            ASSETS
                         ---------------  ----------------  ----------------
                          BALANCE    %     BALANCE     %     BALANCE     %
                         ---------- ----  ---------- -----  ---------- -----
                                          (DOLLARS IN THOUSANDS)
Fidelity's regulatory
 capital................ $  209,200 6.29% $  209,200 10.61% $  233,600 11.85%
Well capitalized
 requirement............    166,300 5.00     118,300  6.00     197,100 10.00
                         ---------- ----  ---------- -----  ---------- -----
Excess capital.......... $   42,900 1.29% $   90,900  4.61% $   36,500  1.85%
                         ========== ====  ========== =====  ========== =====
Adjusted assets(1)...... $3,325,400       $1,970,900        $1,970,900
                         ==========       ==========        ==========

--------
(1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of core capital requirements, and refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb) for purposes of risk-based capital requirements.

  FDICIA also required the OTS and the federal bank regulatory agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. Effective January 1, 1994, the OTS incorporated an interest rate risk component into its regulatory capital rule. Under the revised rule, savings institutions with "above-normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. See Item 1. "Business-- Regulation and Supervision--Fidelity--Capital Requirements and Capital Categories." No interest rate risk component would have been required to be added to the Bank's risk-based capital requirement at December 31, 1996 or 1995 had the rule been in effect on such dates.

  The Bank is also subject to OTS capital regulations under FIRREA. These regulations require Fidelity to maintain: (a) tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), (b) core capital of at least 3% of adjusted total assets (as defined in the regulations) and (c) total capital of at least 8.0% of risk-weighted assets (as defined in the regulations). See Item 1. "Business--Regulation and Supervision--Fidelity--Capital Requirements and Capital Categories."

  The following table summarizes the regulatory capital requirements under FIRREA for Fidelity at December 31, 1996. As indicated in the table, Fidelity's capital levels at December 31, 1996 exceeded all three of the currently applicable minimum FIRREA capital requirements.

                             TANGIBLE                            RISK-BASED
                              CAPITAL        CORE CAPITAL         CAPITAL
                          ----------------  ----------------  -----------------
                           BALANCE     %     BALANCE     %     BALANCE      %
                          ----------  ----  ----------  ----  ----------  -----
                                       (DOLLARS IN THOUSANDS)
Stockholders' equity(1).  $  210,300        $  210,300        $  210,300
Unrealized loss on
 securities.............      (1,000)           (1,000)           (1,000)
Adjustments:
  Intangible assets.....        (300)              --                --
  Nonincludable
   subsidiaries.........        (100)             (100)             (100)
  GVA...................         --                --             24,600
  Equity investments....         --                --               (200)
                          ----------        ----------        ----------
Regulatory capital(2)...     208,900  6.28%    209,200  6.29%    233,600  11.85%
Required minimum........      49,900  1.50      99,800  3.00     157,700   8.00
                          ----------  ----  ----------  ----  ----------  -----
Excess capital..........  $  159,000  4.78% $  109,400  3.29% $   75,900   3.85%
                          ==========  ====  ==========  ====  ==========  =====
Adjusted assets(3)......  $3,325,100        $3,325,400        $1,970,900
                          ==========        ==========        ==========

--------
(1) Fidelity's total stockholders' equity, in accordance with GAAP, was 6.32% of its total assets at December 31, 1996.

(2) Both the OTS and the FDIC may examine the Bank as part of their legally prescribed oversight of the industry. Based on their examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

(3) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of tangible and core capital requirements, and refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1 (bb) for purposes of risk-based capital requirements.

CAPITAL RESOURCES AND LIQUIDITY

  The Bank derives funds from deposits, FHLB advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. In addition, funds are generated from loan payments and payoffs as well as from the sale of loans and investments.

 Sales and Securitization of Loans:

  During 1996, no loans were securitized compared to $112.8 million of single family adjustable rate mortgages that the Bank securitized during 1995 through a swap of whole loans for MBS. See "--Sales of Securities" below. During 1996, no loans were sold from the loans held for sale portfolio compared to $1.3 million during 1995. Net proceeds from loan sales and Bulk Sales totaled $621.4 million in the year ended December 31, 1994. Loan sales, Bulk Sales and securitizations in 1995 and 1994 were completed for the purpose of downsizing the Bank's assets to maintain regulatory capital ratios. During the third and fourth quarters of 1994, the Bank sold performing and nonperforming loans in the Bulk Sales with a gross book value of $341.4 million. Sales of loans are dependent upon various factors, including volume of loans originated, interest rate movements, investor demand for loan products, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, desired asset size and evolving capital and liquidity requirements. Due to the volatility and unpredictability of these factors, the volume of Fidelity's sales of loans has fluctuated significantly and no estimate of future sales can be made at this time. At December 31, 1996 and 1995, the Bank had no loans held for sale. Sales of loans, if any, from the held for investment portfolio would be caused by unusual events.

 FHLB Advances:

  The Company had net increases in FHLB advances of $157.2 million for the year ended December 31, 1996. This compares to net repayments of $40.0 million for the year ended December 31, 1995, and net advances of $6.3 million for the year ended December 31, 1994.

 Commercial Paper:

  Commercial paper outstanding was reduced by $10 million and $350 million for the years ended December 31, 1996 and December 31, 1995, respectively. During 1996, the Bank decreased its commercial paper line of credit commitment to $150 million, a decrease of $350 million from December 31, 1995. Commercial paper provided $96.0 million of net funds for the year ended December 31, 1994.

 Loan Payments and Payoffs:

  Loan principal payments, including prepayments and payoffs, provided $248.5 million, $194.1 million and $240.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company expects that loan payments and prepayments will remain a significant funding source.

 Sales of Securities:

  The sale of investment securities and MBS provided $154.9 million, $264.4 million and $156.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Bank held $335.7 million, $126.0 million and $70.2 million of investment securities and MBS in its available for sale portfolio as of December 31, 1996, 1995 and 1994, respectively.

 Sale of Common and Preferred Stock:

  In the fourth quarter of 1995, Fidelity completed the 1995 Recapitalization of the Bank, pursuant to which Fidelity raised approximately $134.4 million in net new equity through the sale of 2,070,000 shares of Series A Preferred Stock and 11,750,000 shares of Class A Common Stock. In August 1994, the Bank received $109 million in net new equity from the issuance and sale of common stock in connection with the 1994 Restructuring and Recapitalization.

 Undrawn Sources:

  The Company maintains other sources of liquidity to draw upon, which at December 31, 1996 include (a) unused commercial paper facility capacity of $110.0 million, (b) a line of credit with the FHLB with $255.2 million available (assuming all of the $150 million commercial paper capacity is used), (c) $233.3 million in unpledged securities available to be placed in reverse repurchase agreements or sold and (d) $621.7 million of unpledged loans, some of which would be available to collateralize additional FHLB or private borrowings, or be securitized.

 Deposits:

  At December 31, 1996, the Company had deposits of $2.5 billion, down from the December 31, 1995 balance of $2.6 billion. The following table presents the distribution of deposit accounts at the dates indicated:

                             DECEMBER 31,      DECEMBER 31,
                                 1996              1995
                           ----------------  ----------------
                                (DOLLARS IN THOUSANDS)
Money market accounts..... $   65,605   2.6% $   93,901   3.6%
Checking accounts.........    287,711  11.5     309,065  11.8
Passbook accounts.........     53,665   2.2      62,934   2.4
                           ---------- -----  ---------- -----
  Total transaction
   accounts...............    406,981  16.3     465,900  17.8
                           ---------- -----  ---------- -----
Certificates of deposit
$100,000 and over.........    543,336  21.8     528,320  20.3
Certificates of deposit
less than $100,000........  1,545,616  61.9   1,606,649  61.9
                           ---------- -----  ---------- -----
  Total certificates of
   deposit................  2,088,952  83.7   2,134,969  82.2
                           ---------- -----  ---------- -----
  Total deposits.......... $2,495,933 100.0% $2,600,869 100.0%
                           ========== =====  ========== =====

  The Company is currently eligible to accept brokered deposits; however, there were no brokered deposits outstanding at December 31, 1996 and 1995.

 Reverse Repurchase Agreements:

  From time to time the Company enters into reverse repurchase agreements by which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to one year). The Company deals only with dealers who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board or perceived by management to be financially strong. There were no reverse repurchase agreements outstanding at December 31, 1996, 1995 and 1994. In the year ended December 31, 1996, the Company borrowed and repaid funds from reverse repurchase agreements of $73.0 million. During 1995, the Bank had net repayments of reverse repurchase agreements of $46.5 million. During 1994, the Bank had net repayments of reverse repurchase agreements of $3.8 million.

 Loan Fundings:

  Fidelity funded, either directly or through purchases, $13.9 million of gross loans (excluding Fidelity's refinancings) in the year ended December 31, 1996 compared to $19.1 million in the same period of 1995 and $509.2 million in the same 1994 period. The closing of the Company's wholesale and correspondent lending operations in the fourth quarter of 1994 resulted in reduced loan fundings in 1995 and a significant decrease in loan fundings during the year ended December 31, 1996.

 Contingent or Potential Uses of Funds:

  The Bank had no unfunded loans at December 31, 1996 and 1995, compared to $2.8 million at December 31, 1994.

 Liquidity:

  The OTS regulations require the maintenance of an average daily balance of liquid assets of at least 5% of the average daily balance of the net withdrawable accounts and short term borrowings (the "regulatory liquidity ratio"). The Bank's monthly average regulatory liquidity ratio was 6.86%, 6.85% and 5.48% for December 1996, 1995 and 1994, respectively.

 Holding Company Liquidity:

  The terms of the Series A Preferred Stock issued by Fidelity pursuant to the 1995 Recapitalization provide for the making of an exchange offer by Bank Plus of its 12% Senior Notes due 2007 ("Senior Notes") for the Series A Preferred Stock. Bank Plus is contemplating commencing such an exchange offer in 1997. The offering of Senior Notes in exchange for the Series A Preferred Stock will only be made, if at all, by means of a prospectus.

  At December 31, 1996, Bank Plus had cash and cash equivalents of $0.8 million and no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity and Gateway in order to fund its cash needs, including its payment obligations with respect to any such Senior Notes. Both Gateway's and Fidelity's ability to pay dividends or otherwise provide funds to Bank Plus are subject to significant regulatory restrictions. See Item 1. "Business--Regulation and Supervision--Fidelity-- Activities Regulation Not Related to Capital Compliance" and "--Regulation of Fidelity Affiliates."

 Recent Accounting Pronouncements:

  As of January 1, 1995, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 amends certain provisions of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require recognition of the rights to service mortgage loans for others as separate assets, however those rights are acquired, eliminating the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. SFAS No. 122 also requires that capitalized mortgage servicing assets be assessed for impairment based on the fair value of those rights. As a consequence of the adoption of SFAS No. 122, gains on sales of loans for the year ended December 31, 1995 increased by $0.7 million and the Bank's loss per share decreased by $0.02 (before the impact of the Reverse Stock Split).

  The Bank maintains a stock option plan for the benefit of its executives. In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Stock-Based Compensation," which encourages companies to account for stock-based compensation awards at their fair values at the date the awards are granted. This statement does not require the application of the fair value method and allows that continuance of the current accounting method, which requires accounting for stock-based compensation awards at their intrinsic value, if any, as of the grant date.

  The accounting and disclosure requirements of this statement are effective for financial statements at various dates beginning after December 15, 1995. The Bank has elected not to adopt the fair value accounting provisions of this statement. If the Bank had adopted this statement, the compensation expense recorded for 1996 would have increased by approximately $0.9 million.

  In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued. The accounting and reporting standards under this statement are based on consistent application of a "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transactions that take place after December 31, 1996. Pursuant to SFAS No. 127, the effective date for certain types of transactions, for which compliance by January 1, 1997 would be extremely difficult due to the accounting and information systems changes required, has been deferred to January 1, 1998. The Company does not anticipate that this statement will have a material impact on its operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
ANNUAL CONSOLIDATED FINANCIAL STATEMENTS
  INDEPENDENT AUDITORS' REPORT............................................. F-2
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Statements of Financial Condition........................... F-3
  Consolidated Statements of Operations.................................... F-4
  Consolidated Statements of Stockholders' Equity.......................... F-5
  Consolidated Statements of Cash Flows.................................... F-6
  Notes to Consolidated Financial Statements............................... F-8

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Bank Plus Corporation
Los Angeles, California

  We have audited the consolidated statements of financial condition of Bank Plus Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Bank Plus Corporation and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                       DELOITTE & TOUCHE LLP

Los Angeles, California
February 7, 1997

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1996        1995
                                                         ----------  ----------
ASSETS:
  Cash and cash equivalents............................. $   70,126  $   94,794
  Due from brokers......................................     31,614         --
  Investment securities available for sale, at fair
   value................................................    156,251      94,305
  Investment securities held to maturity, at amortized
   cost (market value of $5,198 at December 31, 1996)...      5,178         --
  Mortgage-backed securities held for trading...........     14,121         --
  Mortgage-backed securities available for sale, at fair
   value................................................    179,403      31,733
  Mortgage-backed securities held to maturity, at
   amortized cost (market value of $27,169 at December
   31, 1996)............................................     30,024         --
  Loans receivable, net of allowances of $57,508 and
   $89,435 at December 31, 1996 and 1995, respectively..  2,691,931   2,935,116
  Interest receivable...................................     20,201      20,162
  Investment in FHLB stock..............................     52,330      49,425
  Real estate owned, net................................     24,663      19,521
  Premises and equipment, net...........................     31,372      34,333
  Other assets..........................................     23,076      20,055
                                                         ----------  ----------
                                                         $3,330,290  $3,299,444
                                                         ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Liabilities:
    Deposits............................................ $2,495,933  $2,600,869
    FHLB advances.......................................    449,851     292,700
    Commercial paper....................................     40,000      50,000
    Mortgage-backed notes...............................    100,000     100,000
    Other liabilities...................................     31,099      26,832
                                                         ----------  ----------
                                                          3,116,883   3,070,401
                                                         ----------  ----------
  Commitments and contingencies
  Minority Interest: Preferred stock of consolidated
   subsidiary...........................................     51,750         --
  Stockholders' equity:
    Serial preferred stock, no par value; 10,000,000
     shares authorized; 2,070,000 shares outstanding;
     liquidation preference $25 per share...............        --       51,750
    Common stock:
      Common stock, par value $.01 per share; 78,500,000
       shares authorized; 18,245,265 shares outstanding
       at December 31, 1996.............................        182         --
      Class A Common stock, par value $.01 per share;
       78,500,000 shares authorized; 18,242,465 shares
       outstanding at December 31, 1995.................        --          182
    Paid-in capital.....................................    261,902     262,151
    Unrealized gains on securities......................      1,043         788
    Accumulated deficit.................................   (101,470)    (85,828)
                                                         ----------  ----------
                                                            161,657     229,043
                                                         ----------  ----------
                                                         $3,330,290  $3,299,444
                                                         ==========  ==========

                See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                 1996       1995       1994
                                              ----------  ---------  ---------
INTEREST INCOME:
  Loans...................................... $  213,013  $ 227,710  $ 226,949
  Mortgage-backed securities.................      5,772      3,535      2,868
  Investment securities and other............     19,128     15,232     11,648
                                              ----------  ---------  ---------
    Total interest income....................    237,913    246,477    241,465
                                              ----------  ---------  ---------
INTEREST EXPENSE:
  Deposits...................................    120,265    128,242    108,310
  FHLB advances..............................     16,161     17,411     17,663
  Other borrowings...........................     16,197     29,183     25,526
  Subordinated notes.........................        --         --       4,329
                                              ----------  ---------  ---------
    Total interest expense...................    152,623    174,836    155,828
                                              ----------  ---------  ---------
NET INTEREST INCOME..........................     85,290     71,641     85,637
  Provision for estimated loan losses........     15,610     69,724     65,559
                                              ----------  ---------  ---------
NET INTEREST INCOME AFTER PROVISION FOR
 ESTIMATED LOAN LOSSES.......................     69,680      1,917     20,078
                                              ----------  ---------  ---------
NONINTEREST INCOME (EXPENSE):
  Loan fee income............................      2,295      3,606      4,518
  Gains (losses) on loans sales, net.........         22        522     (3,963)
  Fee income from sale of uninsured
   investment products.......................      4,456      4,117      3,419
  Fee income on deposits and other income....      3,044      3,260      4,522
  Gains on securities and trading activities,
   net.......................................      1,336      4,098      1,130
  Gains on sales of servicing................        --       4,604        --
                                              ----------  ---------  ---------
                                                  11,153     20,207      9,626
                                              ----------  ---------  ---------
  Provision for estimated real estate losses.     (3,219)    (3,366)    (8,768)
  Direct costs of real estate operations,
   net.......................................     (5,688)    (5,779)    (8,651)
                                              ----------  ---------  ---------
                                                  (8,907)    (9,145)   (17,419)
                                              ----------  ---------  ---------
    Total noninterest income (expense).......      2,246     11,062     (7,793)
                                              ----------  ---------  ---------
OPERATING EXPENSE:
  Personnel and benefits.....................     27,022     34,859     44,368
  Occupancy..................................     10,353     12,337     13,707
  FDIC insurance.............................      6,936      8,205      9,340
  Professional services......................     11,156     10,601     10,208
  Office-related expenses....................      3,552      4,611      6,647
  Capitalized software charge................        --       4,297        --
  Other......................................      5,432      7,044      7,589
                                              ----------  ---------  ---------
                                                  64,451     81,954     91,859
  SAIF special assessment....................     18,000        --         --
  1994 Restructuring and Recapitalization
   charges, net..............................        --         --      65,394
                                              ----------  ---------  ---------
    Total operating expense..................     82,451     81,954    157,253
                                              ----------  ---------  ---------
LOSS BEFORE INCOME TAXES AND MINORITY
 INTEREST IN SUBSIDIARY......................    (10,525)   (68,975)  (144,968)
  Income tax (benefit) expense...............     (1,093)         4    (16,524)
                                              ----------  ---------  ---------
LOSS BEFORE MINORITY INTEREST IN SUBSIDIARY..     (9,432)   (68,979)  (128,444)
  Minority interest in subsidiary (dividends
   on subsidiary preferred stock)............      4,657        --         --
                                              ----------  ---------  ---------
NET LOSS.....................................    (14,089)   (68,979)  (128,444)
  Preferred stock dividends..................      1,553        --         --
                                              ----------  ---------  ---------
LOSS AVAILABLE FOR COMMON STOCKHOLDERS....... $  (15,642) $ (68,979) $(128,444)
                                              ==========  =========  =========
LOSS PER COMMON SHARE........................ $    (0.86) $   (8.84) $  (39.08)
                                              ==========  =========  =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING... 18,242,887  7,807,201  3,286,960
                                              ==========  =========  =========

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

                                           CLASS A              CLASS B            CLASS C
                      COMMON STOCK     COMMON STOCK(1)      COMMON STOCK(1)     COMMON STOCK       PREFERRED STOCK
                    ----------------- -------------------  ------------------ ------------------ --------------------  PAID IN
                      SHARES   AMOUNT   SHARES     AMOUNT    SHARES    AMOUNT   SHARES    AMOUNT   SHARES     AMOUNT   CAPITAL
                    ---------- ------ -----------  ------  ----------  ------ ----------  ------ ----------  --------  --------
Balance, January
1, 1994.........           --   $--             1  $ --           --    $--          --    $--          --   $    --   $ 70,689
Issuance of
Class A and B
common stock(1).           --    --    19,860,473    199    4,202,243     42         --     --          --        --     99,211
Issuance of
Class C common
stock...........           --    --           --     --           --     --    1,907,143     19         --        --      9,531
Unrealized loss
on securities
available for
sale............           --    --           --     --           --     --          --     --          --        --        --
Minimum pension
liability
adjustment......           --    --           --     --           --     --          --     --          --        --        --
Net loss for
1994............           --    --           --     --           --     --          --     --          --        --        --
                    ----------  ----  -----------  -----   ----------   ----  ----------   ----  ----------  --------  --------
Balance,
December 31,
1994(1).........           --    --    19,860,474    199    4,202,243     42   1,907,143     19         --        --    179,431
Reclass Class B
Stock to Class A
Stock...........           --    --     4,202,243     42   (4,202,243)   (42)        --     --          --        --        --
Reclass Class C
Stock to Class A
Stock...........           --    --     1,907,143     19          --     --   (1,907,143)   (19)        --        --        --
Issuance of
Class A
Stock(2)........           --    --    47,000,000    470          --     --          --     --    2,070,000    51,750    82,172
Unrealized gain
on securities
available for
sale............           --    --           --     --           --     --          --     --          --        --        --
Minimum pension
liability
adjustment......           --    --           --     --           --     --          --     --          --        --        --
Effect of one-
for-four Reverse
Stock Split(3)..           --    --   (54,727,395)  (548)         --     --          --     --          --        --        548
Net loss for
1995............           --    --           --     --           --     --          --     --          --        --        --
                    ----------  ----  -----------  -----   ----------   ----  ----------   ----  ----------  --------  --------
Balance,
December 31,
1995............           --    --    18,242,465    182          --     --          --     --    2,070,000    51,750   262,151
Unrealized gain
on securities
available for
sale............           --    --           --     --           --     --          --     --          --        --        --
Cash dividends
on preferred
stock...........           --    --           --     --           --     --          --     --          --        --        --
Exercise of
stock options...           --    --         2,800    --           --     --          --     --          --        --         23
Holding company
re-organization
and
capitalization(4).  18,245,265   182  (18,245,265)  (182)         --     --          --     --   (2,070,000)  (51,750)     (272)
Net loss for
1996............           --    --           --     --           --     --          --     --          --        --        --
                    ----------  ----  -----------  -----   ----------   ----  ----------   ----  ----------  --------  --------
Balance,
December 31,
1996............    18,245,265  $182          --   $ --           --    $--          --    $--          --   $    --   $261,902
                    ==========  ====  ===========  =====   ==========   ====  ==========   ====  ==========  ========  ========
                    UNREALIZED   MINIMUM     RETAINED
                    GAIN (LOSS)  PENSION    EARNINGS/       TOTAL
                        ON      LIABILITY  (ACCUMULATED STOCKHOLDERS'
                    SECURITIES  ADJUSTMENT   DEFICIT)      EQUITY
                    ----------- ---------- ------------ -------------
Balance, January
1, 1994.........      $   --     $   --     $ 111,595     $ 182,284
Issuance of
Class A and B
common stock(1).          --         --           --         99,452
Issuance of
Class C common
stock...........          --         --           --          9,550
Unrealized loss
on securities
available for
sale............       (3,482)       --           --         (3,482)
Minimum pension
liability
adjustment......          --      (2,813)         --         (2,813)
Net loss for
1994............          --         --      (128,444)     (128,444)
                    ----------- ---------- ------------ -------------
Balance,
December 31,
1994(1).........       (3,482)    (2,813)     (16,849)      156,547
Reclass Class B
Stock to Class A
Stock...........          --         --           --            --
Reclass Class C
Stock to Class A
Stock...........          --         --           --            --
Issuance of
Class A
Stock(2)........          --         --           --        134,392
Unrealized gain
on securities
available for
sale............        4,270        --           --          4,270
Minimum pension
liability
adjustment......          --       2,813          --          2,813
Effect of one-
for-four Reverse
Stock Split(3)..          --         --           --            --
Net loss for
1995............          --         --       (68,979)      (68,979)
                    ----------- ---------- ------------ -------------
Balance,
December 31,
1995............          788        --       (85,828)      229,043
Unrealized gain
on securities
available for
sale............          255        --           --            255
Cash dividends
on preferred
stock...........          --         --        (1,553)       (1,553)
Exercise of
stock options...          --         --           --             23
Holding company
re-organization
and
capitalization(4).        --         --           --        (52,022)
Net loss for
1996............          --         --       (14,089)      (14,089)
                    ----------- ---------- ------------ -------------
Balance,
December 31,
1996............      $ 1,043    $   --     $(101,470)    $ 161,657
                    =========== ========== ============ =============

----
(1) The one share of common stock owned by Citadel Holding Corporation ("Citadel") prior to August 4, 1994 is included in Class A common stock for purposes of this statement until it was converted to 1,050,000 shares of Class B common stock on August 4, 1994.
(2) During 1995, Fidelity issued and sold to investors in a public offering 2,070,000 shares of preferred stock for $51.8 million and 47,000,000 shares of Class A Common Stock for $82.7 million.
(3) Common Stock share data has been retroactively adjusted for the one-for-four reverse stock split approved by stockholders on February 9, 1996.
(4) In May 1996, Fidelity completed a holding company reorganization pursuant to which all of the outstanding Common Stock of Fidelity was converted on a one-for-one basis into all the outstanding Common Stock of Bank Plus, the holding company. In addition, the Preferred Stock of the Bank was reclassed from stockholders equity to minority interests.

                See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1996       1995      1994
                                                 ---------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................... $ (14,089) $(68,979) $(128,444)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Provisions for estimated loan and real
     estate losses..............................    18,829    73,090     74,327
    Provisions for capitalized software charge..       --      4,297        --
    Provisions for bulk sale losses.............       --        --      56,296
    Gain on sale of branches....................       --        --      (5,048)
    Capitalized loan origination costs..........      (103)      (58)      (411)
    (Losses) gains on sale of loans and
     securities.................................    (1,358)   (4,620)     2,833
    FHLB stock dividends........................    (3,072)   (2,438)    (2,376)
    Depreciation and amortization...............     3,834     5,587      6,561
    Amortization of deferred loan items, net....    (2,049)   (2,790)    (2,616)
    Deferred income tax benefit.................       --        --     (14,789)
  Purchases of mortgage-backed securities
   ("MBS") held for trading.....................   (38,972)      --         --
  Principal repayments of MBS held for trading..        62       --         --
  Proceeds from sales of MBS held for trading...    24,971       --         --
  Origination of loans held for sale............       --        --    (105,867)
  Purchases of loans held for sale..............       --        --     (91,534)
  Proceeds from sales of loans held for sale....       --      1,290    280,486
  Interest receivable (increase) decrease.......       (39)       94      2,793
  Other assets (increase) decrease..............   (34,383)   (1,092)    44,187
  Interest payable increase (decrease)..........     1,280     8,017     (6,970)
  Other liabilities and deferred income increase
   (decrease)...................................     2,554      (400)     1,304
                                                 ---------  --------  ---------
      Net cash (used in) provided by operating
       activities...............................   (42,535)   11,998    110,732
                                                 ---------  --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities available
   for sale.....................................  (201,313)  (45,569)   (43,972)
  Maturities of investment securities available
   for sale.....................................    42,950    22,286      2,686
  Proceeds from sales of investment securities
   available for sale...........................    89,479   102,061     18,988
  Purchase of investment securities held to
   maturity.....................................       --    (25,001)   (34,083)
  Maturities of investment securities held to
   maturity.....................................     2,286    10,000        --
  Purchases of MBS available for sale...........  (206,089)  (27,858)   (61,780)
  Principal repayments of MBS available for
   sale.........................................     4,655     7,952     12,954
  Proceeds from sales of MBS available for sale.    40,490   162,365    137,102
  Purchase of MBS held to maturity..............   (15,869)  (16,234)       --
  Principal repayments of MBS held to maturity..     1,397     3,408        --
  Proceeds from bulk sales, net.................       --        --     340,963
  Loans receivable, net decrease (increase).....   184,768   131,608    (56,815)
  Redemption of FHLB and FRB stock..............       --        --       7,510
  Proceeds from sales of real estate, net.......    35,544    34,063     18,300
  Purchase of Gateway Investment Services, net
   of cash acquired.............................       --        --         523
  Premises and equipment (additions)
   dispositions, net............................      (844)    1,661     (3,024)
                                                 ---------  --------  ---------
      Net cash (used in) provided by investing
       activities...............................   (22,546)  360,742    339,352
                                                 ---------  --------  ---------

                                                   (Continued on following page)

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1996       1995       1994
                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Demand deposits and passbook savings, net
   decrease.................................... $(125,589) $ (66,670) $(197,040)
  Certificate accounts, net increase
   (decrease)..................................    20,653    (29,733)  (138,205)
  Payment for deposits included in branch sale,
   net.........................................       --         --    (331,099)
  Payment of preferred stock dividend..........    (1,553)       --         --
  Proceeds from FHLB advances..................   349,008     80,000    570,000
  Repayments of FHLB advances..................  (191,857)  (120,000)  (563,700)
  Repayment of subordinated notes..............       --         --     (60,000)
  Short-term borrowing (decrease) increase.....   (10,000)  (350,000)    92,170
  Proceeds from issuance of capital stock, net.       --     134,392    109,002
  Bank Plus capitalization costs...............      (272)       --         --
  Stock options exercised......................        23        --         --
                                                ---------  ---------  ---------
      Net cash provided by (used in) financing
       activities..............................    40,413   (352,011)  (518,872)
                                                ---------  ---------  ---------
        Net (decrease) increase in cash and
         cash equivalents......................   (24,668)    20,729    (68,788)
      Cash and cash equivalents at beginning of
       period..................................    94,794     74,065    142,853
                                                ---------  ---------  ---------
      Cash and cash equivalents at end of
       period.................................. $  70,126  $  94,794  $  74,065
                                                =========  =========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash (paid) received during the period for:
    Interest on deposits, advances and other
     borrowings................................ $(149,067) $(166,239) $(164,412)
    Income taxes...............................       257      5,837     40,927
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
  Additions to real estate acquired through
   foreclosure.................................    48,663     51,872     74,214
  Loans originated to finance sale of real
   estate owned................................     4,758      9,037     13,151
  Loans originated to finance bulk sale of real
   estate owned to Citadel.....................       --       5,339     13,930
  Transfers from held to maturity portfolio to
   available for sale portfolio:
    Loans receivable...........................       --      68,995     85,301
    Investment securities......................       --     141,678        --
    MBS........................................       --      16,404        --
  Transfers from available for sale portfolio
   to held to maturity portfolio:
    Loans receivable...........................       --         --     246,885
    Investment securities......................     7,378        --      96,942
    MBS........................................    15,552      3,603        --
  Mortgage loans exchanged for MBS.............       --     112,840     44,453
  In-substance foreclosures transferred to
   loans, net..................................       --         --      28,362

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE YEARS ENDED DECEMBER 31, 1996

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of Bank Plus Corporation ("Bank Plus") and subsidiaries. Bank Plus is the holding company of Fidelity Federal Bank, a Federal Savings Bank and its subsidiaries (the "Bank" or "Fidelity") and Gateway Investment Services, Inc. ("Gateway"). Unless otherwise indicated, references to the "Company" include Bank Plus, Fidelity, Gateway, and all subsidiaries of Bank Plus and Fidelity. Bank Plus' headquarters are in Los Angeles, California. The Company offers a broad range of consumer financial services, including demand and term deposits, uninsured investment products, and loans to consumers, through 33 full-service branches, all of which are located in Southern California, principally in Los Angeles and Orange counties. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1996 presentation.

  In May 1996, the Bank completed a reorganization pursuant to which all of the outstanding Class A Common Stock of Fidelity was converted on a one-for-one basis into all of the outstanding common stock of Bank Plus and Bank Plus became the holding company for Fidelity (the "Reorganization"). Bank Plus currently has no significant business or operations other than serving as the holding company for Fidelity and Gateway, which prior to the Reorganization was a subsidiary of the Bank. All references to "Fidelity" prior to the Reorganization include Gateway.

  On February 9, 1996, the Bank's stockholders approved a one-for-four reverse stock split (the "Reverse Stock Split") of the issued and outstanding shares of the Bank's Common Stock. Upon effectiveness of the Reverse Stock Split, each stockholder became the owner of one share of Common Stock for each four shares of Common Stock held at the time of the Reverse Stock Split and became entitled to receive cash in lieu of any fractional shares. All per share data and weighted average common shares outstanding have been retroactively adjusted to reflect the Reverse Stock Split.

  In the fourth quarter of 1995, Fidelity completed a plan of recapitalization (the "1995 Recapitalization"), pursuant to which Fidelity raised approximately $134.4 million in net new equity through the sale of 2,070,000 shares of 12% Noncumulative Exchangeable Perpetual Preferred Stock, Series A ("Series A Preferred Stock"), and 47,000,000 shares of Fidelity Class A Common Stock. As of December 31, 1996, the Series A Preferred Stock of the Bank is presented on the Company's Consolidated Statements of Financial Condition as "Minority interest: preferred stock of consolidated subsidiary" and the dividends on such preferred stock subsequent to the date of the Reorganization are reflected in the Company's earnings as "Minority interest in subsidiary."

  As part of the 1995 Recapitalization, Fidelity adopted the accelerated asset resolution plan (the "Accelerated Asset Resolution Plan"), which was designed to aggressively dispose of, resolve, or otherwise manage a pool of primarily multifamily mortgage loans and real estate owned ("REO"). As a result, Fidelity recorded a $45.0 million loan portfolio charge in the allowance for estimated loan losses which represents the estimated additional losses expected to be incurred in connection with the Accelerated Asset Resolution Plan. See Note 4 for a further description and status of the Accelerated Asset Resolution Plan.

  On August 4, 1994, Fidelity and its former sole stockholder, Citadel Holding Corporation ("Citadel"), completed major aspects of a plan of restructuring and recapitalization (the "1994 Restructuring and Recapitalization"), pursuant to which Fidelity raised approximately $109 million in net new equity, and Citadel's

                    BANK PLUS CORPORATION AND SUBSIDIARIES
ownership interest in Fidelity was reduced to 16.2% of the then outstanding common stock. Citadel's ownership interest was reclassified into 4,202,243 shares of Class B Common Stock. All share and per share amounts have been restated to retroactively reflect the reclassification of Citadel's ownership interest in Fidelity.

  In April 1995, Citadel transferred an aggregate of 4,195,000 shares of its Class B Common Stock to various third parties, retaining 7,243 shares. As a result of these transfers, all of the outstanding Class B Common Stock was reclassified into Class A Common Stock in accordance with the stockholders' agreement entered into as a part of the 1994 Restructuring and Recapitalization.

 Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. There were $29.0 million of federal funds outstanding at December 31, 1996 and none at December 31, 1995. Fidelity is required by the Federal Reserve System to maintain noninterest-earning cash reserves based upon the outstanding balances in certain of its transaction accounts. At December 31, 1996, the required reserves, including vault cash, totaled $4.9 million.

 Investment Securities and Mortgage-backed Securities

  The Company's investment in securities principally consists of U.S. treasury and agency securities and mortgage-backed securities ("MBSs"). The Bank classifies its investment in securities as held to maturity securities, trading securities and available for sale securities as applicable. Held to maturity securities are carried at amortized cost, while trading and available for sale securities are carried at fair value. Unrealized gains or losses on trade securities are reflected currently in earnings, and on available for sale securities are reflected as a separate component in stockholder's equity, net of tax effect. Income on securities is recognized using the level yield method and gains or losses on sales are recorded on a specific identification basis.

 Loans

  Loans are considered impaired when it is deemed probable by management the Company will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. The Company may measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining the fair value of the collateral for a collateral dependent asset. Regardless of the measurement method, the Company will measure impairment based on the fair value of the collateral when it is determined that foreclosure is probable.

  Interest on loans, including impaired loans, is credited to income as earned and is accrued only if deemed collectible, using the interest method. Unpaid interest income is reversed when a loan becomes over 90 days contractually delinquent and on other loans, if management determines it is warranted, prior to being 90 days delinquent. While a loan is on nonaccrual status, interest is recognized only as cash is received. Discounts and premiums on purchased loans are classified with loans receivable on the statement of financial condition and are credited or charged to operations over the estimated life of the related loans using the interest method. The Company charges fees for originating loans. Loan origination fees, net of certain direct costs of originating the loan, are recognized as an adjustment of the loan yield over the estimated life of the loan by the interest method. When a loan is sold, unamortized net loan origination fees and direct costs are recognized in earnings with the related gain or loss on sale. Other loan fees and charges representing service costs for the prepayment of loans, for delinquent payments or for miscellaneous loan services are recognized when collected. Loan commitment fees received are deferred to the extent they exceed direct underwriting costs.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  The Company may designate certain of its loans receivable as being held for sale. In determining the level of loans held for sale, the Company considers whether loans (a) would be sold as part of its asset/liability management strategy, or (b) may be sold in response to changes in interest rates, changes in prepayment risk, the need to increase regulatory capital or other similar factors. Loans held for sale are carried at the lower of aggregate cost or market value. The market value calculation includes consideration of commitments and related fees. Adjustments to the lower of cost or market are charged to current operations and are included in net gains/losses on loan sales in the statement of operations.

  As of January 1, 1995, the Bank adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 amends certain provisions of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require recognition of the rights to service mortgage loans for others as separate assets, however those rights are acquired, eliminating the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. SFAS No. 122 also requires that capitalized mortgage servicing assets be assessed for impairment based on the fair value of those rights. As a consequence of the adoption of SFAS No. 122, gains on sales of loans for the year ended December 31, 1995 increased by $0.7 million and the Bank's loss per share decreased by $0.08.

 Real Estate Owned

  Real estate held for sale acquired in settlement of loans results when property collateralizing a loan is foreclosed upon or otherwise acquired by the Company in satisfaction of the loan. Real estate acquired through foreclosure is recorded at the lower of fair value or the recorded investment in the loan satisfied at the date of foreclosure. Fair value is based on the net amount that the Company could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Inherent in the computation of estimated fair value are assumptions about the length of time the Company may have to hold the property before disposition. The holding costs through the expected date of sale and estimated disposition costs are included in the valuations. Adjustments to the carrying value of the assets are made through valuation allowances and charge-offs, recognized through a charge to operations.

 Allowances for Estimated Losses on Loans and Real Estate Owned

  The Company estimates allowances for estimated losses on loans and REO which represents the Company's estimate of identified and unidentified losses in the Company's portfolios. These estimates, while based upon historical loss experience and other relevant data, are ultimately subjective and inherently uncertain. The Company has established valuation allowances for estimated losses on specific loans and REO ("specific valuation allowances" or "SVA") and for the inherent risk in the loan and REO portfolios which has yet to be specifically identified ("general valuation allowances" or "GVA"). Specific valuation allowances are allocated from the GVA when, in the Company's judgment, a loan is impaired or REO has declined in value and the loss is probable and estimable. When these estimated losses are determined to be permanent, such as when a loan is foreclosed and the related property is transferred to REO, specific valuation allowances are charged off.

  The Company establishes the level of GVA utilizing several models and methodologies which are based upon a number of factors, including historical loss experience, the level of non-performing and internally classified loans, the composition of the loan portfolio, estimated remaining lives of the various types of loans within the portfolio, prevailing and forecasted economic conditions and management's judgment. Additions to GVA, in the form of provisions, are reflected in current operations.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

 Stock-based Compensation

  SFAS No. 123 "Accounting for Stock-based Compensation," became effective in 1996. The statement encourages, but does not require companies to record compensation cost for stock based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. As required by SFAS No. 123, the Company has disclosed the pro forma effects of the fair value method in Note 15.

 Depreciation and Amortization

  Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lives of the respective leases or the useful lives of the improvements, whichever is shorter.

 Supplementary Loss/Earnings per Share Data

  Net loss per common share for 1996, as adjusted to reflect the dividends on preferred stock of subsidiary, was determined based on 18,242,887 shares outstanding. Common stock equivalents were antidilutive for the year ended December 31, 1996, and therefore are not included in the computation of net loss per share.

 Income Taxes

  Income taxes are provided to reflect deferred tax assets or liabilities on the balance sheet based upon the tax effects of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

  Through August 4, 1994, the 1994 Restructuring and Recapitalization date, the Bank filed a consolidated federal income tax return and a combined California franchise tax return with its former parent company, Citadel. Fidelity and its subsidiaries filed a consolidated federal income tax return and a combined California franchise tax return with the Bank as the common parent corporation for the period of August 5, 1994 through December 31, 1994 and the 1995 calendar year. Effective for 1996 and subsequent calendar years, Fidelity and its subsidiaries will file a consolidated federal income tax return and a combined California franchise tax return with its new parent company, Bank Plus.

 Derivative Financial Instruments

  The Company utilizes various financial instruments in the normal course of its business. By their nature all such instruments involve risk, and the maximum potential loss may exceed the value at which such instruments are carried. As is customary for these types of instruments, the Company is required to pledge collateral or other security to other parties to these instruments. The Company controls its credit exposure to counterparties through credit approvals, credit limits and other monitoring procedures. The amount of credit exposure for such instruments at any given time is represented by the fair value of instruments having a positive value.

  The Company has employed interest rate swaps, caps, floors and commitments for forward sale of securities in the management of interest rate risk. Additionally, the Company has engaged in certain option activities as part of its investment strategies which involve the purchase and sale of options on U.S. Government securities. Interest rate swaps generally involve the exchange of fixed or floating interest payments without the exchange of

                    BANK PLUS CORPORATION AND SUBSIDIARIES
the underlying principal amounts. Interest rate caps and floors generally involve the payment of a one time premium to a counterparty who, if interest rates rise or fall above or below a predetermined level, will make payments to the Company at an agreed upon rate for the term of the agreement until such time as interest rates fall below or rise above the cap or floor level.

  Option positions or other instruments entered into for trading or yield enhancement purposes are carried at fair value. Realized and unrealized changes in fair values are recognized in earnings in the period in which the changes occur. For interest rate swaps, caps or floors entered into for purposes of modifying the interest rate characteristic of interest-earning assets or interest-bearing liabilities, amounts receivable or payable under such contracts are recognized as interest income or expense, depending upon the assets or liabilities to which they are matched. Gains or losses on early terminations of swaps are included in the carrying amount of the related asset or liability and amortized as yield adjustments over the remaining terms of the terminated instruments. The premiums paid for interest rate caps and floors are capitalized and amortized over the life of the contracts using the straight line method. For derivative instruments used to hedge the fluctuations in fair values of trading or available for sale securities, such derivative instruments are carried at fair value, with realized and unrealized changes in fair value recognized in a manner consistent with the classification of the security being hedged.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Recent Accounting Pronouncements

  In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. The accounting and reporting standards for this statement are based on consistent application of a "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provided standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

  This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Pursuant to SFAS No. 127, the effective date for certain types of transactions, for which compliance by January 1, 1997 would be extremely difficult due to the accounting and information systems changes required, has been deferred to January 1, 1998. Earlier or retroactive adoption is not permitted. The Company does not anticipate that this statement will have a material impact on its operations.

  As of January 1, 1995, the Bank adopted SFAS 121: "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement did not have a material impact on the Company's results of operations.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 2--INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

  The following table summarizes investment securities and MBS available for sale portfolio.

                                                   UNREALIZED
                                    AMORTIZED ----------------------  AGGREGATE
                                      COST    GAINS  LOSSES    NET    FAIR VALUE
                                    --------- ------ ------  -------  ----------
                                              (DOLLARS IN THOUSANDS)
DECEMBER 31, 1996
Available for sale:
  Investment securities:
    U.S. Treasury and agency
     securities(1)................. $155,353  $1,298 $(400)  $   898   $156,251
                                    --------  ------ -----   -------   --------
  MBS:
    FHLMC..........................   61,469     903   (10)      893     62,362
    FNMA...........................   54,624     946   (22)      924     55,548
    GNMA...........................   35,703     110  (133)      (23)    35,680
    Participation certificates.....   25,813     --    --        --      25,813
                                    --------  ------ -----   -------   --------
                                     177,609   1,959  (165)    1,794    179,403
                                    --------  ------ -----   -------   --------
      Total available for sale..... $332,962  $3,257 $(565)    2,692   $335,654
                                    ========  ====== =====             ========
  Net unrealized losses on
   investment securities included
   in amortized cost(1)............                           (2,009)
  Net unrealized gains, hedging
   activities......................                              360
                                                             -------
      Net unrealized gains included
       in stockholders' equity.....                          $ 1,043
                                                             =======
DECEMBER 31, 1995
Available for sale:
  Investment securities:
    U.S. Treasury and agency
     securities(1)................. $ 84,200  $2,984 $ --    $ 2,984   $ 87,184
    Other investments(2)...........    7,099      52   (30)       22      7,121
                                    --------  ------ -----   -------   --------
                                      91,299   3,036   (30)    3,006     94,305
                                    --------  ------ -----   -------   --------
  MBS:
    FHLMC..........................    3,068     --    (30)      (30)     3,038
    FNMA...........................       55      36   --         36         91
    Participation certificates.....   28,123     481   --        481     28,604
                                    --------  ------ -----   -------   --------
                                      31,246     517   (30)      487     31,733
                                    --------  ------ -----   -------   --------
      Total available for sale..... $122,545  $3,553 $ (60)    3,493   $126,038
                                    ========  ====== =====             ========
  Net unrealized losses on
   investment securities included
   in amortized cost(1)............                           (3,366)
  Net unrealized gains, hedging
   activities......................                              661
                                                             -------
      Net unrealized losses
       included in stockholders'
       equity......................                          $   788
                                                             =======

--------
(1) Amortized cost of certain securities that were previously transferred between portfolios includes unamortized market value adjustments recorded at the time of transfer to the held to maturity portfolio.

(2) Represents U.S. Treasury securities which have been pledged as credit support to a securitization of loans by the Company.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  The following table summarizes the investment securities and MBS held to maturity portfolios.

                                                   UNREALIZED
                                    AMORTIZED ----------------------  AGGREGATE
                                      COST    GAINS LOSSES     NET    FAIR VALUE
                                    --------- ----- -------  -------  ----------
                                              (DOLLARS IN THOUSANDS)
DECEMBER 31, 1996
Held to maturity:
  Investment securities:
    Other investments(1)(2)........  $ 5,178   $20  $   --   $    20   $ 5,198
                                     -------   ---  -------  -------   -------
  MBS:
    Non-agency.....................   30,024   --    (2,855)  (2,855)   27,169
                                     -------   ---  -------  -------   -------
      Total held to maturity.......  $35,202   $20  $(2,855) $(2,835)  $32,367
                                     =======   ===  =======  =======   =======

--------
(1) Amortized cost of certain securities that were previously transferred between portfolios includes unamortized market value adjustments recorded at the time of transfer to the held to maturity portfolio.

(2) Represents U.S. Treasury securities which have been pledged as credit support to a securitization of loans by the Company.

  There were no investment securities and MBS classified as held to maturity or trading at December 31, 1995.

  During the fourth quarter of 1994, the Bank reevaluated its investment strategy and transferred $96.9 million of investment securities from its available for sale portfolio to its held to maturity portfolio, at fair value. Additionally, at the end of the first quarter of 1995, the Bank transferred $3.6 million of MBS from its available for sale portfolio to its held to maturity portfolio, at fair value.

  As a consequence of concerns regarding the Bank's ability to maintain minimum regulatory capital levels to remain adequately capitalized, the Bank reclassified all held to maturity investment securities and MBS to its available for sale portfolio in the second quarter of 1995. Subsequent to their reclassification, certain available for sale securities were sold. In the third quarter of 1996, the Company identified $15.6 million of MBS and $7.4 million of investment securities for which it had the ability and intent to hold to maturity, and transferred them from its available for sale portfolio to its held to maturity portfolio, at fair value.

  The following table summarizes the weighted average yield of debt securities as of the dates indicated:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
      Investment securities:
        Available for sale......................................   6.20%   4.70%
        Held to maturity........................................   5.77     --
      MBS:
        Available for sale......................................   7.51    6.85
        Held to maturity........................................   7.52     --
        Held for trading........................................   6.54     --

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  The following table presents the available for sale and held to maturity portfolios at December 31, 1996 by contractual maturity. Actual maturities on MBS may differ from contractual maturities due to scheduled periodic payments and prepayments.

                                                         UNREALIZED    AGGREGATE
                                             AMORTIZED --------------    FAIR
                                               COST    GAINS  LOSSES     VALUE
                                             --------- ------ -------  ---------
                                                   (DOLLARS IN THOUSANDS)
AVAILABLE FOR SALE:
 Investment Securities:
  Over 1 year to 5 years.................... $112,778  $1,228 $  (375) $113,631
  Over 10 years.............................   42,575      70     (25)   42,620
                                             --------  ------ -------  --------
                                              155,353   1,298    (400)  156,251
                                             --------  ------ -------  --------
 MBS:
  Over 5 years to 10 years..................    6,715     139     --      6,854
  Over 10 years.............................  170,894   1,820    (165)  172,549
                                             --------  ------ -------  --------
                                              177,609   1,959    (165)  179,403
                                             --------  ------ -------  --------
   Total Available for Sale................. $332,962  $3,257 $  (565) $335,654
                                             ========  ====== =======  ========
HELD TO MATURITY:
 Investment Securities:
  Within 1 year............................. $  2,178  $    5 $   --   $  2,183
  Over 1 year to 5 years....................    3,000      15     --      3,015
                                             --------  ------ -------  --------
                                                5,178      20     --      5,198
                                             --------  ------ -------  --------
 MBS:
  Over 10 years.............................   30,024     --   (2,855)   27,169
                                             --------  ------ -------  --------
   Total Held to Maturity................... $ 35,202  $   20 $(2,855) $ 32,367
                                             ========  ====== =======  ========

  The following gains and losses were realized from the sale of investment securities and MBS, the costs of which were computed on a specific identification method, during the periods indicated:

                                                  YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                  1996       1995      1994
                                                ---------  --------  --------
                                                  (DOLLARS IN THOUSANDS)
   SALES OF INVESTMENT SECURITIES AND MBS:
     Available for sale........................ $ 129,969  $264,426  $156,090
     Held for trading..........................    24,971       --        --
                                                ---------  --------  --------
                                                $ 154,940  $264,426  $156,090
                                                =========  ========  ========
   GAINS (LOSSES) ON SECURITIES AND TRADING
    ACTIVITIES, NET:
     Gains (losses) on sales of securities
      available for sale:
       Gains................................... $   1,215  $  3,903  $    260
       Losses..................................       (59)     (566)   (1,799)
                                                ---------  --------  --------
                                                    1,156     3,337    (1,539)
                                                ---------  --------  --------
     Gains (losses) on trading activities:
       Realized gains, net.....................       187       761     2,669
       Unrealized losses, net..................        (7)      --        --
                                                ---------  --------  --------
                                                      180       761     2,669
                                                ---------  --------  --------
     Gains on securities and trading
      activities, net.......................... $   1,336  $  4,098  $  1,130
                                                =========  ========  ========

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  At December 31, 1996 and 1995, interest receivable in the accompanying statements of financial condition include accrued interest receivable on debt securities of $3.2 million and $1.0 million, respectively.

NOTE 3--DERIVATIVE FINANCIAL INSTRUMENTS

  During 1996, the Company recognized net losses from futures option activities of $0.1 million, compared to net gains in 1995 and 1994 of $0.8 million and $2.1 million respectively. No futures contracts were outstanding at December 31, 1996 and 1995.

  During the third quarter of 1996, the Company entered into a one-year advisory agreement with an investment advisor, pursuant to which the advisor will recommend investments, subject to prior approval and direction of the Company, and execute investment activities in accordance with the Company's investment strategy. Under this agreement, the investment advisor utilizes financial instruments to manage the risks and returns of the program, including options, caps and forward commitments of MBS to be announced ("TBA"). All investment and other financial instrument activity relating to the investment advisor's account are treated as trading activities.

  The following instruments were outstanding at December 31, 1996:

                                     MATURITY/ AVERAGE FAIR VALUE AT
                            NOTIONAL EXERCISE   FAIR   DECEMBER 31,  UNREALIZED
           INSTRUMENT        AMOUNT    DATE     VALUE      1996         LOSS
           ----------       -------- --------- ------- ------------- ----------
                                          (DOLLARS IN THOUSANDS)
   Interest Rate Cap....... $21,000    2003     $790       $718        $(171)
   Put option on Treasury
    Futures................   8,000    1997       15         33          (18)
   Commitments to purchase
    MBS TBA................  12,500    1997       (2)        (4)          (4)

  Also included as a hedge to the available for sale investment portfolio is a commitment to sell MBS TBA adjustable rate mortgages ("ARMs") of $20.4 million, with an average fair value of $0.03 million and an unrealized gain of $0.03 million at December 31, 1996.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 4--LOANS RECEIVABLE

  Loans receivable are summarized as follows:

                                                        DECEMBER 31,
                                                    ------------------------
                                                       1996          1995
                                                    ----------    ----------
                                                         (DOLLARS IN
                                                         THOUSANDS)
   Real estate loans:
     Single family................................. $  517,288    $  594,019
     Multifamily:
       2 to 4 units................................    319,281       345,884
       5 to 36 units...............................  1,408,317     1,521,056
       37 units and over...........................    307,741       329,916
                                                    ----------    ----------
         Total multifamily.........................  2,035,339     2,196,856
     Commercial and industrial.....................    203,510       234,384
     Land..........................................      1,670         3,032
                                                    ----------    ----------
         Total real estate loans...................  2,757,807     3,028,291
   Other...........................................      6,373         6,040
                                                    ----------    ----------
                                                     2,764,180     3,034,331
                                                    ----------    ----------
   Less:
     Unearned discounts............................      1,974         2,463
     Deferred loan fees............................     12,767         7,317
     Allowance for estimated losses................     57,508(1)     89,435(1)
                                                    ----------    ----------
                                                        72,249        99,215
                                                    ----------    ----------
                                                    $2,691,931    $2,935,116
                                                    ==========    ==========

--------
(1) At December 31, 1996 and 1995, the allowance for estimated loan losses includes $16.7 million and $36.7 million, respectively, of remaining loan GVA and SVA for the Accelerated Asset Resolution Plan.

  During the fourth quarter of 1994, the Bank sold $45.0 million of outstanding balances of home equity lines of credit and recorded a gain of $1.2 million. In December 1995, the Bank sold the remaining outstanding balances of the home equity lines of credit of $6.4 million and recorded a loss of $0.1 million. There were no outstanding balances of home equity lines of credit at December 31, 1996 and 1995.

  Fidelity's portfolio of mortgage loans serviced for others amounted to $433.8 million at December 31, 1996 and $600.3 million at December 31, 1995. The Bank sold the servicing rights to substantially all of the single family and 2-4 unit loans in the Bank's loan portfolio during the second quarter of 1996. The servicing rights to $938.5 million in loans were transferred for a total sale price of $10.0 million. Such sales proceeds have been accounted for as a reduction in the carrying value of the loans based on the relative fair values of the servicing sold and loans retained and is to be accreted over the estimated life of the loans. Accretion of this amount of the deferred revenue totaled $1.5 million during 1996.

  Fidelity's loan portfolio includes multifamily, commercial and industrial loans of $2.2 billion at December 31, 1996 and $2.4 billion at December 31, 1995 which depend primarily on operating income to provide debt service coverage. These loans generally have a greater risk of default than single family residential loans and, accordingly, earn a higher rate of interest to compensate in part for the risk. Approximately 99% of these loans are secured by property within the state of California.

  The Company has modified a number of its loans. In some cases, the modifications have taken the form of "early recasts" in which the amortizing payments are revised (or recalculated) earlier than scheduled to reflect

                    BANK PLUS CORPORATION AND SUBSIDIARIES
current lower interest rates. In other cases, the Company has agreed to accept interest only payments for a limited time at current interest rates. In still other cases, the Company has modified the terms of a number of its loans that it would not otherwise consider to protect its investment by granting concessions to borrowers because of borrowers' financial difficulties. These modifications take several forms, including interest only payments for a limited time at current rates, a reduced loan balance in exchange for a payment of the loan or other terms that the Bank deems appropriate in the circumstances. Modifications which are classified as TDRs are granted when the collateral is inadequate or the borrower does not have the ability or willingness to continue making scheduled payments and management determines that the modification is the best alternative for the collection of its investment. At December 31, 1996 and 1995, outstanding TDRs totaled $45.2 million and $32.7 million, respectively.

  For the years ended December 31, 1996, 1995 and 1994, interest income of $3.6 million, $3.2 million and $2.1 million, respectively, was recorded on TDRs. During 1996, 1995 and 1994 the reduction in interest income had the loans performed according to their original terms was immaterial.

  The total of loans on nonaccrual status was $36.1 million, $51.9 million and $71.6 million at December 31, 1996, 1995 and 1994, respectively. The reduction in income related to these loans upon which interest was not paid was $6.0 million, $5.8 million and $10.9 million for the corresponding years.

  In the fourth quarter of 1995, the Bank adopted the Accelerated Asset Resolution Plan, which was designed to aggressively dispose of, resolve or otherwise manage a pool (the "AARP Pool") of primarily multifamily loans and REO that at that time were considered by the Bank to have higher risk of future nonperformance or impairment relative to the remainder of the Bank's multifamily loan portfolio. The Accelerated Asset Resolution Plan reflected both an acceleration in estimated timing of asset resolution, as well as a potential change in recovery method from the normal course of business.

  The AARP Pool originally consisted of 411 assets with an aggregate gross book balance of approximately $213.3 million, comprised of $137.0 million in gross book balance of loans and $76.3 million in gross book balance of REO. In an effort to maximize recovery on loans and REO included in the AARP Pool, the Accelerated Asset Resolution Plan allowed for a range of possible methods of resolution including, but not limited to, (i) individual loan restructuring, potentially including additional extensions of credit or write-offs of existing principal, (ii) foreclosure and sale of collateral properties, (iii) securitization of loans, (iv) the bulk sale of loans and (v) bulk sale or accelerated disposition of REO properties.

  As a consequence of the adoption of the Accelerated Asset Resolution Plan, the Bank recorded a $45.0 million loan portfolio charge in the fourth quarter of 1995, which was reflected as a credit to the Bank's allowance for estimated loan and REO losses. This amount represented the estimated additional losses, net of SVAs, anticipated to be incurred by the Bank in executing the Accelerated Asset Resolution Plan. Such additional losses represented, among other things, estimated reduced recoveries from restructuring loans and the acceptance of lower proceeds from the sale of individual REO and the estimated incremental losses associated with recovery through possible bulk sales of performing and nonperforming loans and REO.

  Through December 31, 1996, (i) $31.2 million in gross book balances of AARP Pool loans had been resolved through either a negotiated sale or discounted payoff, (ii) $7.4 million in gross book balances of AARP Pool loans were collected through normal principal amortization or paid off through the normal course without loss, (iii) $22.5 million in gross book balances of AARP Pool loans had been modified or restructured and retained in the Bank's mortgage portfolio, (iv) $8.0 million in gross book balances of AARP Pool loans were removed form the AARP Pool upon management's determination that such assets no longer met the risk profile for inclusion in the AARP Pool or that accelerated resolution of such assets was no longer appropriate and

                    BANK PLUS CORPORATION AND SUBSIDIARIES

(v) $90.5 million in gross book balances of REO were sold ($37.9 million in gross book balances of AARP Pool loans were taken through foreclosure and acquired as REO since the inception of the AARP). As of December 31, 1996, the AARP Pool consisted of 123 assets with an aggregate gross book balance of $53.7 million, comprised primarily of accruing and nonaccruing multifamily real estate loans totaling approximately $30.0 million and REO properties totaling approximately $23.7 million. Through December 31, 1996, of the $45.0 million of reserves established in connection with the Accelerated Asset Resolution Plan, $20.4 million had been charged off and $16.5 million had been allocated to SVAs or REO writedowns in connection with the Bank's estimate of recovery for AARP Pool assets.

  Notwithstanding the actions taken by the Bank in implementing the Accelerated Asset Resolution Plan, there can be no assurance that the AARP Pool assets retained by the Bank will not result in additional losses. The Bank's allowance for loan and REO losses and the SVAs established in connection with such assets are ultimately subjective and inherently uncertain. There can be no assurance that further additions to the Bank's allowance for loan and REO losses will not be required in the future in connection with such assets, which could have an adverse effect on the Bank's financial condition, results of operations and levels of regulatory capital.

NOTE 5--REAL ESTATE OWNED

  Real estate owned consists of the following:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
      Real estate acquired through foreclosure........ $    26,744  $    23,013
      Allowance for estimated losses..................      (2,081)      (3,492)
                                                       -----------  -----------
                                                           $24,663  $    19,521
                                                       ===========  ===========

  The following summarizes the results of real estate owned operations:

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1996     1995      1994
                                                    -------  -------  --------
                                                     (DOLLARS IN THOUSANDS)
   (Loss) income from:
     Real estate acquired for investment or
      development.................................. $   --   $   --   $     95
     Real estate acquired through foreclosure......  (5,688)  (5,779)   (8,746)
     Provision for estimated real estate losses....  (3,219)  (3,366)   (8,768)
                                                    -------  -------  --------
       Net loss from real estate operations........ $(8,907) $(9,145) $(17,419)
                                                    =======  =======  ========

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 6--ALLOWANCE FOR ESTIMATED LOAN AND REAL ESTATE OWNED LOSSES

  The following summarizes the activity in the allowances for estimated loan and real estate losses:

                                                           REAL ESTATE
                                               LOANS          OWNED     TOTAL
                                              --------     ----------- --------
                                                 (DOLLARS IN THOUSANDS)
   Balance at January 1, 1994................ $ 83,832      $ 17,715   $101,547
     Provision for losses....................   65,559         8,768     74,327
     Charge-offs.............................  (55,685)      (16,820)   (72,505)
     GVA charged off on bulk sale assets.....  (30,497)       (7,894)   (38,391)
     Recoveries and other....................    3,993           549      4,542
                                              --------      --------   --------
   Balance at December 31, 1994..............   67,202         2,318     69,520
     Provision for losses....................   69,724 (1)     3,366     73,090
     Charge-offs.............................  (44,278)       (8,358)   (52,636)
     Allocations from GVA to REO.............   (6,166)        6,166        --
     Recoveries and other....................    2,953           --       2,953
                                              --------      --------   --------
   Balance at December 31, 1995..............   89,435         3,492     92,927
     Provision for losses....................   15,610         3,219     18,829
     Charge-offs.............................  (50,841)       (4,630)   (55,471)
     Recoveries and other....................    3,304           --       3,304
                                              --------      --------   --------
   Balance at December 31, 1996.............. $ 57,508      $  2,081   $ 59,589
                                              ========      ========   ========

--------
(1) Included in the provision for estimated loan losses for 1995 is the $45 million loan portfolio charge associated with the Accelerated Asset Resolution Plan.

  At December 31, 1996 and December 31, 1995, the gross recorded investment in loans that are considered to be impaired was $153.5 million, and $149.3 million, respectively. Included in these amounts are $105.1 million and $117.2 million of impaired loans for which allowance for credit losses have been established totaling $30.3 million and $39.1 million. The average recorded investment and the amount of interest income recognized on impaired loans during 1996 and 1995 was $151.4 million and $148.7 million and $9.4 million and $7.8 million, respectively.

  The performance of the Company's loan portfolio has been adversely affected by Southern California economic conditions. The performance of the Company's multifamily loan portfolio is particularly susceptible to further declines in the Southern California economy, increasing vacancy rates, declining rents, increasing interest rates, declining debt coverage ratios, declining market values for multifamily residential properties, and the possibility that investors may abandon properties or seek bankruptcy protection with respect to properties experiencing negative cash flow, particularly where such properties are not cross-collateralized by other performing assets. There can be no assurances that these economic conditions will improve in the near future as many factors key to recovery may be impacted adversely by the Federal Reserve Bank's interest rate policy as well as other factors. Consequently, rents and real estate values may not stabilize which may affect future delinquency and foreclosure levels and may adversely impact the Company's asset quality, earnings performance and capital levels.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 7--DEPOSITS

  Deposits consist of the following balances at the dates indicated:

                                                    DECEMBER 31,
                                          ------------------------------------
                                                1996               1995
                                          -----------------  -----------------
                                            AMOUNT      %      AMOUNT      %
                                          ----------  -----  ----------  -----
                                               (DOLLARS IN THOUSANDS)
   TYPE OF ACCOUNT, WEIGHTED AVERAGE
    INTEREST RATE:
   Passbook, 2.00% at December 31, 1996
    and 1995............................  $   53,665    2.2% $   62,934    2.4%
   Checking and money market checking,
    1.10% at December 31, 1996 and 1.01%
    at December 31, 1995................     287,711   11.5     309,065   11.8
   Money market savings, 4.14% at
    December 31, 1996 and 3.05% at
    December 31, 1995...................      65,605    2.6      93,901    3.6
                                          ----------  -----  ----------  -----
                                             406,981   16.3     465,900   17.8
                                          ----------  -----  ----------  -----
   Certificates with rates of:
     Under 3.00%........................       4,640    0.2       6,799    0.3
     3.01-4.00%.........................      19,601    0.8      64,496    2.5
     4.01-5.00%.........................   1,166,347   46.7     304,163   11.7
     5.01-6.00%.........................     669,603   26.8     900,019   34.6
     6.01-7.00%.........................     199,747    8.0     771,247   29.7
     7.01-8.00%.........................      17,321    0.7      76,167    2.9
     Over 8.00%.........................      11,693    0.5      12,078    0.5
                                          ----------  -----  ----------  -----
                                           2,088,952   83.7   2,134,969   82.2
                                          ----------  -----  ----------  -----
       Total deposits...................  $2,495,933  100.0% $2,600,869  100.0%
                                          ==========  =====  ==========  =====
   Weighted average interest rate.......        4.69%              4.89%
                                          ==========         ==========

  Fidelity had noninterest-bearing checking accounts of $70.4 million and $73.1 million at December 31, 1996 and 1995, respectively. At December 31, 1996, certificate accounts were scheduled to mature as follows:

      YEAR OF MATURITY                                                 AMOUNT
      ----------------                                               -----------
                                                                     (DOLLARS IN
                                                                     THOUSANDS)
        1997........................................................ $1,968,891
        1998........................................................     78,884
        1999........................................................     23,045
        2000........................................................      4,590
        2001 and after..............................................     13,542
                                                                     ----------
                                                                     $2,088,952
                                                                     ==========

  At December 31, 1996, securities totaling $0.6 million were pledged as collateral for $0.1 million of public funds on deposit with the Company and potential future deposits.

  Certificates of deposits of $100,000 or more accounted for $543.3 million and represented 21.8% of all deposits at December 31, 1996 and $528 million or 20% of all deposits at December 31, 1995.

  The Company, from time to time, has also utilized brokered deposits as a short-term means of funding. These deposits are obtained or placed by or through a deposit broker and are subject to certain regulatory limitations. Should the Bank become undercapitalized, it would be prohibited from accepting, renewing or rolling over deposits obtained through a deposit broker. The Company is currently eligible to accept brokered deposits. The Company had no brokered deposits outstanding at December 31, 1996 and 1995.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  In December 1994, the Bank sold $340.0 million of deposits to another financial institution. Core deposit intangible assets related to such deposits totaling $0.5 million were written off and are netted against the gain on the sale. See Note 13.

NOTE 8--FEDERAL HOME LOAN BANK ADVANCES

  FHLB advances are summarized as follows:

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1996        1995
                                                         ----------  ----------
                                                              (DOLLARS IN
                                                              THOUSANDS)
   Balance at year-end.................................. $  449,851  $  292,700
   Average amount outstanding during the year........... $  296,596  $  314,918
   Maximum amount outstanding at any month-end.......... $  449,851  $  412,700
   Weighted average interest rate during the year.......       5.43%       5.53%
   Weighted average interest rate at year-end...........       5.53%       5.27%
   Secured by:
     FHLB Stock......................................... $   52,330  $   49,425
     Loans receivable(1)................................    989,138   1,174,513
     Investment securities and MBS, at cost.............    117,786         --
                                                         ----------  ----------
                                                         $1,159,254  $1,223,938
                                                         ==========  ==========

--------
(1) Includes pledged loans available for use under the letter of credit securing commercial paper. See Note 9.

  The maturities and weighted average interest rates on FHLB advances are summarized as follows:

                                            1996                   1995
                                   ---------------------- ----------------------
                                              WEIGHTED               WEIGHTED
                                               AVERAGE                AVERAGE
   YEAR OF MATURITY                 AMOUNT  INTEREST RATE  AMOUNT  INTEREST RATE
   ----------------                -------- ------------- -------- -------------
                                              (DOLLARS IN THOUSANDS)
     1996......................... $    --       -- %     $ 60,000     4.88%
     1997.........................  329,851     5.05       212,700     5.06
     2000.........................   20,000     8.61        20,000     8.61
     2003.........................  100,000     6.49           --       --
                                   --------               --------
                                   $449,851     5.53      $292,700     5.27
                                   ========               ========

NOTE 9--OTHER BORROWINGS

  Other borrowings consist of the following:

                                                                DECEMBER 31,
                                                     YEAR OF  -----------------
                                                     MATURITY   1996     1995
                                                     -------- -------- --------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
   Short-term borrowings:
     Commercial paper...............................   1996   $    --  $ 50,000
     Commercial paper...............................   1997     40,000      --
     8 1/2% Mortgage-backed medium-term notes
      ("MTNs")......................................   1997    100,000  100,000
                                                              -------- --------
                                                              $140,000 $150,000
                                                              ======== ========

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  The mortgage-backed notes are secured by a joint pool of mortgage loans and U.S. Treasury notes, at cost, totaling $226.2 million and $246.5 million at December 31, 1996 and 1995, respectively.

  Borrowings other than the mortgage-backed notes are summarized as follows:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
   Commercial paper:
     Balance at year-end.................................... $ 40,000  $ 50,000
     Average amount outstanding during the year............. $ 93,457  $289,028
     Maximum amount outstanding at any month-end............ $140,000  $400,000
     Weighted average interest rate during the year.........     5.72%     6.02%
     Weighted average interest rate at year end.............     5.36%     5.70%
     Secured by Letter of Credit from FHLB.................. $150,000  $500,000
   Securities sold under agreement to repurchase:
     Balance at year-end.................................... $    --   $    --
     Average amount outstanding during the year............. $ 25,382  $ 12,424
     Maximum amount outstanding at any month-end............ $ 73,007  $ 20,345
     Weighted average interest rate during the year.........     5.17%     5.88%

  The weighted average interest rate on other borrowings was 7.60% and 7.57% at December 31, 1996 and 1995, respectively.

NOTE 10--BENEFIT PLANS

 Retirement Income Plan

  The Company has a retirement income plan covering substantially all employees. The defined benefit plan provides for payment of retirement benefits commencing normally at age 65 in a monthly annuity; however, the option of a lump sum payment is available upon retirement or in the event of early termination. An employee becomes vested upon five years of service. Benefits payable under the plan are generally determined on the basis of the employee's length of service and average earnings over the previous five years. Annual contributions to the plan are sufficient to satisfy legal funding requirements.

  In February 1994, the Board of Directors passed a resolution to amend the plan by discontinuing participation in the plan by newly hired employees and freezing the level of service and salaries used to compute the plan benefit to February 28, 1994 levels. The Bank has funded the retirement income plan such that the fair value of plan assets exceed the projected benefit obligation.

  The components of net pension costs are as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           --------------------
                                                           1996   1995    1994
                                                           -----  -----  ------
                                                              (DOLLARS IN
                                                               THOUSANDS)
   Service cost........................................... $ --   $ --   $  219
   Interest cost..........................................   202    218     542
   Actual return on plan assets...........................  (426)  (371)    444
   Net amortization and deferral..........................   149     92    (945)
   Effect of partial settlements..........................   189    252   1,389
                                                           -----  -----  ------
                                                           $ 114  $ 191  $1,649
                                                           =====  =====  ======

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  The funded status of this plan, as of the dates indicated, was as follows:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
   Accumulated benefit obligation:
     Vested.......................................... $     2,360  $     2,663
     Nonvested.......................................          62          123
                                                      -----------  -----------
                                                      $     2,422  $     2,786
                                                      ===========  ===========
   Projected benefit obligation...................... $    (2,422) $    (2,786)
   Fair value of plan assets.........................       2,546        2,589
                                                      -----------  -----------
   Net plan assets (liabilities) under projected
    benefit obligation...............................         124         (197)
   Minimum liability adjustment......................         753          988
                                                      -----------  -----------
     Prepaid pension cost............................ $       877  $       791
                                                      ===========  ===========
   Actuarial assumptions:
     Discount rate...................................        7.25%        7.25%
     Expected long-term rate of return on plan
      assets.........................................        9.00%        9.00%

 401(k) Plan

  The Company has a 401(k) defined contribution plan available to all employees who have been with the Company for one year and have reached the age of 21. Employees may generally contribute up to 15% of their salary each year, and the Company matches 12.5% up to the first 6% contributed by the employee; the matching contribution was adjusted down from 50% to 12.5% during 1995. In addition, the Company may elect, at its discretion, to match an amount based on the Company's profitability as determined on an annual basis by the Board of Directors. The Company's contribution expense was $0.1 million, $0.3 million and $0.5 million in the years ended December 31, 1996, 1995 and 1994, respectively.

 Director Retirement Plan

  In November 1994, the Board of Directors approved a retirement plan for non-employee directors who have at least three years of Board service, including service on the Board prior to the 1994 Restructuring and Recapitalization.

  An eligible director shall, after termination from Board service for any reason other than cause, be entitled to receive a quarterly payment equal to one quarter of his/her average annual compensation (including compensation for service on the Board of any of the Company's subsidiaries), including all retainers and meeting fees, received during his/her last three years of Board service. Such payments shall commence at the beginning of the first fiscal quarter subsequent to termination and continue for a 3-year period. If a director's Board membership is terminated for cause, no benefits are payable under this plan.

  If a director's Board membership is terminated within two years following the effective date of a change in control, then he/she also shall be eligible for a lump sum payment in an amount that is the greater of: (1) 150% times average annual compensation during the preceding 3-year period, (2) the sum of all retirement benefits payable under normal retirement provisions described in the preceding paragraph or (3) $78,000. The Company's accumulated benefit obligation was $0.2 million at both December 31, 1996 and 1995, and net pension costs were $0.3 million and $0.2 million for the years ended December 31, 1996 and 1995, respectively.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 11--INCOME TAXES

  Income tax expense/benefit comprised the following:

                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                        ----------------------
                                                         1996    1995   1994
                                                        -------  ---- --------
                                                             (DOLLARS IN
                                                             THOUSANDS)
   Current income tax expense (benefit):
     Federal........................................... $(1,100) $--  $ (1,744)
     State.............................................       7     4        9
                                                        -------  ---- --------
                                                         (1,093)    4   (1,735)
                                                        -------  ---- --------
   Deferred income tax expense (benefit):
     Federal...........................................     --    --   (14,789)
     State.............................................     --    --       --
                                                        -------  ---- --------
                                                            --    --   (14,789)
                                                        -------  ---- --------
                                                        $(1,093) $  4 $(16,524)
                                                        =======  ==== ========

  Income tax liability/receivable comprised the following:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
   Current income tax (receivable) liability:
     Federal.......................................... $      (286) $       477
     State............................................         (73)         --
                                                       -----------  -----------
                                                              (359)         477
                                                       -----------  -----------
   Deferred income tax (receivable) liability:
     Federal..........................................     (32,997)     (32,541)
     Valuation allowance--Federal.....................      32,997       32,541
     State............................................      (6,751)      (7,702)
     Valuation allowance--State.......................       6,751        7,702
                                                       -----------  -----------
                                                               --           --
                                                       -----------  -----------
                                                       $      (359) $       477
                                                       ===========  ===========

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  The components of the net deferred tax liability/asset are as follows:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1996         1995
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
   FEDERAL:
     Deferred tax liabilities:
       Loan fees and interest......................... $     7,202  $     7,844
       FHLB stock dividends...........................      13,620       12,545
       Accrual to cash adjustment on pre-1986 loans...       1,907        2,467
       Other..........................................       1,806          785
                                                       -----------  -----------
     Gross deferred tax liabilities...................      24,535       23,641
                                                       -----------  -----------
     Deferred tax assets:
       Bad debt and loan loss deduction...............       6,997       14,619
       Net operating loss carryover...................      40,190       32,876
       Alternative minimum tax credit carryover.......       2,839        2,839
       REO operations/acquisition costs...............         434          541
       Deposit base intangibles.......................       2,392        2,516
       Contingent liabilities.........................       2,752          --
       Other..........................................       1,928        2,791
                                                       -----------  -----------
     Gross deferred tax assets........................      57,532       56,182
     Valuation allowance..............................     (32,997)     (32,541)
                                                       -----------  -----------
     Deferred tax assets, net of allowance............      24,535       23,641
                                                       -----------  -----------
     Net deferred tax (asset) liability............... $       --   $       --
                                                       ===========  ===========
   STATE:
     Deferred tax liabilities:
       Loan fees and interest......................... $     2,325  $     2,533
       FHLB stock dividends...........................       4,397        4,050
       Accrual to cash adjustment on pre-1986 loans...         616          797
       Other..........................................         446          746
                                                       -----------  -----------
     Gross deferred tax liabilities...................       7,784        8,126
                                                       -----------  -----------
     Deferred tax assets:
       Bad debt and loan loss deduction...............       8,729        9,265
       Net operating loss carryover...................       4,126        4,929
       Deposit base intangibles.......................          38          113
       Contingent liabilities.........................         889          --
       Other..........................................         753        1,521
                                                       -----------  -----------
     Gross deferred tax assets........................      14,535       15,828
     Valuation allowance..............................      (6,751)      (7,702)
                                                       -----------  -----------
     Deferred tax assets, net of allowance............       7,784        8,126
                                                       -----------  -----------
     Net deferred tax (asset) liability............... $       --   $       --
                                                       ===========  ===========

  Valuation allowances have been provided for both federal and state purposes to the extent uncertainty exists as to the recoverability of the deferred assets. As of December 31, 1996 and 1995, valuation allowances were

                    BANK PLUS CORPORATION AND SUBSIDIARIES
provided for the total net deferred tax assets. Future reductions in the valuation allowance will be dependent upon a more likely than not expectation of recovery of tax benefits.

  A reconciliation from the consolidated statutory federal income tax benefit to the consolidated effective income tax benefit follows:

                                                     YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     1996      1995      1994
                                                    -------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
   Expected federal income tax benefit............  $(3,684) $(24,141) $(50,739)
   Increases (reductions) in taxes resulting from:
     Franchise tax expense, net of federal income
      tax and valuation allowance.................        4         4         6
     Addition to valuation allowance..............      456    21,095    11,689
     Specified liability loss carryback under IRC
      Section 172(f)..............................   (1,100)      --        --
     Limitation of net operating loss carryover
      benefits due to 1994 Restructuring and
      Recapitalization............................      --        --     19,507
     Prior period adjustment......................      --      2,684       --
     Bad debt recapture...........................    3,227       --      4,678
     Limitation of tax benefit on intercompany
      transactions................................      --        --      3,235
     Redetermination of tax.......................      --        --     (5,600)
     Other, net...................................        4       362       700
                                                    -------  --------  --------
   Income tax (benefit) expense...................  $(1,093) $      4  $(16,524)
                                                    =======  ========  ========

  The Internal Revenue Service (the "Service") has completed its examination of the Bank's federal income tax returns through 1991. The Service will start its examination of the federal income tax returns for 1992, 1993 and tax year ended August 4, 1994 in early 1997. The California Franchise Tax Board (the "FTB") has completed its examination of the California franchise tax returns through 1988. Although the FTB has completed the field examination of the California franchise tax returns for years 1989 through 1991, a final audit report has not been received.

  Internal Revenue Code Sections 382 and 383 and the Treasury Regulations thereunder generally provide that, following an ownership change of a corporation with a net operating loss (an "NOL"), a net unrealized built-in loss, or tax credit carryovers, the amount of annual post-ownership change taxable income that can be offset by pre-ownership change NOLs, or recognized built-in losses, and the amount of post-ownership change tax liability that can be offset by pre-ownership change tax credits, generally cannot exceed a limitation prescribed by Section 382. The Section 382 annual limitation generally equals the product of the fair market value of the equity of the corporation immediately before the ownership change (subject to various adjustments) and the federal long-term tax-exempt rate prescribed monthly by the Service.

  As a result of the 1994 Restructuring and Recapitalization, the Bank underwent an ownership change, ceased to be a member of the Citadel consolidated group, and became subject to the annual limitations under Section
382. As a result of the 1995 Recapitalization, the Bank again underwent an ownership change and became subject to the annual limitations under Section
382. The limitations imposed by the 1995 change of ownership are inclusive of the limitations imposed by the 1994 change of ownership.

  At December 31, 1996, the Bank had an estimated NOL carryover for federal income tax purposes of $114.8 million, of which $19.1 million is subject to annual utilization limitations as a result of the 1994 change of ownership and expires by year 2008, $20.1 million expires by year 2009, $54.7 million expires by year 2010 (of which $32.5 million of the 1995 NOL and all of the pre-1995 NOLs are subject to annual and aggregate utilization limitations as a result of the 1995 change of ownership), and $20.9 million expires by year 2011, if not utilized. For California franchise tax purposes, there was an estimated NOL carryover of $36.5 million, of which $5.0 million expires by year 1997 and $0.9 million expires by year 1998 (both of which are subject to

                    BANK PLUS CORPORATION AND SUBSIDIARIES
annual utilization limitations as a result of the 1994 change of ownership), $15.8 million expires by year 1999, $6.0 million expires by year 2000 (of which $3.2 million of the 1995 NOL and all the prior years' NOLs are subject to annual and aggregate utilization limitations as a result of the 1995 change of ownership), and $8.8 million expires by year 2001, if not utilized. The deferred tax assets related to these NOLs have been recorded with a corresponding valuation allowance in an equal amount under SFAS No. 109.

  Effective for taxable years beginning after 1995, legislation enacted in 1996 has repealed for federal purposes the reserve method of accounting for bad debts for thrift institutions. While thrifts qualifying as "small banks" may continue to use the experience method, Fidelity is deemed a "large bank" and is required to use the specific charge off method. In addition, this enacted legislation contains certain income recapture provisions which are discussed below.

  A thrift institution deemed a "large bank" is required to include into income ratably over 6 years, beginning with the first taxable year beginning after 1995, the institution's "applicable excess reserves." The applicable excess reserves are the excess of (1) the balance of the institution's reserves for losses on loans other than supplemental reserves at the close of its last taxable year beginning before January 1, 1996, over (2) the adjusted balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. Fidelity's applicable excess reserves at December 31, 1995 are $14.6 million. This amount will be recognized into taxable income over six years at the rate of $2.4 million per year starting with the taxable year ended December 31, 1996.

  The adjusted pre-1988 total loan loss reserve balance of $35.2 million as of December 31, 1995, will be recaptured into taxable income in the event Fidelity (1) ceases to be a "bank" or "thrift," or (2) makes distributions to shareholders in excess of post-1951 earnings and profits, redemptions, or liquidations. Based on current estimates, Fidelity has no post-1951 earnings and profits at December 31, 1996. As a result, Fidelity's 1996 $3.0 million dividend distribution to Bank Plus and $6.2 million distribution with respect to its preferred stock will trigger reserve recapture into taxable income for 1996. Based on current estimates, there is no current period income tax impact.

  Under the provisions of SFAS No. 109, a deferred tax liability has not been provided for the adjusted pre-1988 total loan loss reserves. The Bank had $26.0 million of such reserves at December 31, 1996 for which $9.1 million of taxes have not been provided. Further use of these reserves will require federal taxes to be provided at the then current income tax rate. Further use of these reserves is not anticipated.

NOTE 12--COMMITMENTS AND CONTINGENCIES

  In the normal course of business, the Company and certain of its subsidiaries had a number of lawsuits and claims pending at December 31, 1996. The Company's management and its counsel believe that the lawsuits and claims are without merit. There is a risk that the final outcome of one or more of these claims could result in the payment of monetary damages which could be material in relation to the financial condition or results of operations of the Company. The Company does not believe that the likelihood of such a result is probable and has not established any specific litigation reserves with respect to such lawsuits.

  Fidelity enters into agreements to extend credit to customers on an ongoing basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Most commitments are expected to be drawn upon and, therefore, the total commitment amounts generally represent future cash requirements. At December 31, 1996, the Company had no commitments to fund loans.

  As of December 31, 1996, the Company had certain loans with a gross principal balance of $90.3 million, of which $75.5 million had been sold in the form of mortgage pass-through certificates, over various periods of time, to four investor financial institutions leaving a balance of $14.8 million retained by the Company. These

                    BANK PLUS CORPORATION AND SUBSIDIARIES
mortgage pass-through certificates provide a credit enhancement to the investor financial institutions in the form of the Company's subordination of its retained percentage interest to that of the investor financial institutions. In this regard, the aggregate of $75.5 million held by the investor financial institutions are deemed Senior Mortgage Pass-Through Certificates and the $14.8 million held by the Company are subordinated to the Senior Mortgage Pass-Through Certificates in the event of borrower default. Full recovery of the $14.8 million is subject to this contingent liability due to its subordination. At December 31, 1996, the balance of the repurchased certificate was $25.9 million and was included in the mortgage-backed securities available for sale portfolio. The other Senior Mortgage Pass-Through Certificates totaling $49.6 million at December 31, 1996 are owned by other investor institutions. The Company considers all the loans in this pool in determining its allowance for loan losses and any estimated losses are reflected in the provision for loan losses.

  During 1992, the Company also effected the securitization by FNMA of $114.3 million of multifamily mortgages wherein $114.3 million in whole loans were swapped for Triple A rated MBSs through FNMA's Alternative Credit Enhancement Structure ("ACES") program. These MBSs were sold in December 1993 and the current outstanding balance as of December 31, 1996 of $78.0 million is serviced by the Company.

  As part of a credit enhancement to absorb losses relating to the ACES transaction, the Company has pledged and placed in a trust account, as of December 31, 1996, $13.3 million, comprised of $7.6 million in cash and $5.7 million in U.S. Treasury securities at book value. The Company shall absorb losses, if any, which may be incurred on the securitized multifamily loans to the extent of $12.8 million. FNMA is responsible for any losses in excess of the $12.8 million. The corresponding contingent liability for credit losses secured by the trust assets was $6.6 million and $3.8 million at December 31, 1996 and 1995, respectively, and is included in other liabilities.

  In July 1996, the Bank settled an aggregate of $18.3 million of claims asserted by a purchaser of assets from the Bank in a 1994 Bulk Sale transaction. Pursuant to the terms of the settlement, the Bank received $0.4 million and the parties executed mutual releases with respect to all claims arising out of that particular Bulk Sale transaction.

  On September 30, 1996 legislation was enacted that required member institutions to recapitalize the Savings Association Insurance Fund (the "SAIF") by paying a one-time special assessment of approximately 65.7 basis points on all assessable deposits as of March 31, 1995. The one-time special assessment resulted in the Bank recording an $18.0 million charge in additional SAIF premiums.

  The Company conducts portions of its operations from leased facilities. All of the Company's leases are operating leases. At December 31, 1996, aggregate minimum rental commitments on operating leases with noncancelable terms in excess of one year were as follows:

      YEAR OF COMMITMENT                                               AMOUNT
      ------------------                                             -----------
                                                                     (DOLLARS IN
                                                                     THOUSANDS)
        1997........................................................   $ 3,547
        1998........................................................     3,575
        1999........................................................     3,240
        2000........................................................     2,635
        2001........................................................     2,361
        Thereafter..................................................     9,964
                                                                       -------
                                                                       $25,322
                                                                       =======

  Operating expense includes rent expense of $3.3 million in 1996, $3.1 million in 1995 and $2.9 million in 1994.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 13--RECAPITALIZATION

 1995 Recapitalization

  In the fourth quarter of 1995, Fidelity completed the 1995 Recapitalization of the Bank, pursuant to which Fidelity raised approximately $134.4 million in net new equity through the sale of 2,070,000 of Series A Preferred Stock and 47,000,000 of Class A Common Stock. As part of the 1995 Recapitalization, Fidelity adopted the Accelerated Asset Resolution Plan which is designed to aggressively dispose of, resolve or otherwise manage a pool of multifamily loans. As a result, the Bank recorded a $45.0 million loan portfolio charge which represents the estimated additional losses expected to be incurred.

  The 1995 Recapitalization expenses of $2.6 million were charged directly against equity while the $45.0 million loan portfolio restructuring charge is reflected in the statement of operations.

 1994 Restructuring and Recapitalization

  During 1994, Fidelity and Citadel completed the 1994 Restructuring and Recapitalization pursuant to which (a) Fidelity raised approximately $109 million in net new equity, and Citadel's ownership interest in Fidelity was reduced to 16.2% of the then outstanding common stock and was retroactively reclassified into 4,202,243 shares of Class A Common Stock; (b) Fidelity purchased Gateway from Citadel; (c) Citadel, through a wholly-owned subsidiary, purchased certain real properties from Fidelity, a portion of which was financed by Fidelity; (d) Citadel received from Fidelity, by way of dividend, options to acquire, at the then net book value, certain real properties utilized in the operations of the Bank, portions of which would be leased back; (e) Fidelity redeemed its $60 million of subordinated notes;
(f) Fidelity consummated the branch sales; and (g) Fidelity consummated the bulk sales, including certain assets sold to Citadel (see item (c) above), of nonperforming and other primarily problem assets with an aggregate gross book value of $563.3 million.

  The 1994 Restructuring and Recapitalization charges as reflected in the statement of operations are comprised of the following:

      Provisions for estimated bulk sale losses...................... $(56,296)
      1994 Restructuring and Recapitalization charges
       and expenses..................................................  (14,146)
      Gain on the branch sales.......................................    5,048
                                                                      --------
                                                                      $(65,394)
                                                                      ========

NOTE 14--REGULATORY MATTERS

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the OTS to implement a system requiring regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe, the lower the institution's capital. Under FDICIA, the OTS issued Prompt Corrective Action ("PCA") regulations establishing specific capital ratios for five separate capital categories. The five categories of ratios are:

                                       CORE CAPITAL   CORE CAPITAL    TOTAL
                                        TIER 1 TO      TIER 1 TO    CAPITAL TO
                                      ADJUSTED TOTAL     RISK-        RISK-
                                          ASSETS        WEIGHTED     WEIGHTED
  CAPITAL CATEGORIES:                (LEVERAGE RATIO) ASSETS RATIO ASSETS RATIO
  -------------------                ---------------- ------------ ------------
Well capitalized....................   5% or above    6% or above  10% or above
Adequately capitalized..............   4% or above    4% or above  8% or above
Undercapitalized....................     Under 4%       Under 4%     Under 8%
Significantly undercapitalized......     Under 3%       Under 3%     Under 6%
Critically undercapitalized......... Ratio of tangible equity to adjusted total assets of 2% or less

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  As of December 31, 1996, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for PCA. There are no conditions or events since that notification that management believes have changed the Bank's category. The following table summarizes the minimum required capital ratios of the well capitalized category and Fidelity's regulatory capital at December 31, 1996 as compared to such ratios. As indicated in the table, Fidelity's capital levels exceeded the three minimum capital ratios of the well capitalized category.

                          CORE CAPITAL      CORE CAPITAL
                            TIER 1 TO        TIER 1 TO      TOTAL CAPITAL TO
                            ADJUSTED       RISK-WEIGHTED     RISK-WEIGHTED
                          TOTAL ASSETS         ASSETS            ASSETS
                         ---------------  ----------------  ----------------
                          BALANCE    %     BALANCE     %     BALANCE     %
                         ---------- ----  ---------- -----  ---------- -----
                                          (DOLLARS IN THOUSANDS)
Fidelity's regulatory
 capital................ $  209,200 6.29% $  209,200 10.61% $  233,600 11.85%
Well capitalized
 requirement............    166,300 5.00     118,300  6.00     197,100 10.00
                         ---------- ----  ---------- -----  ---------- -----
Excess capital.......... $   42,900 1.29% $   90,900  4.61% $   36,500  1.85%
                         ========== ====  ========== =====  ========== =====
Adjusted assets(1)...... $3,325,400       $1,970,900        $1,970,900
                         ==========       ==========        ==========

--------
(1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of core capital requirements, and refers to the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.1(bb) for purposes of risk-based capital requirements.

  The OTS capital regulations, as required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks. The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish individual minimum capital requirements ("IMCR") for a savings institution which are higher than the industry minimum requirements, upon a determination that an IMCR is necessary or appropriate in light of the institution's particular circumstances, such as if the institution is expected to have losses resulting in capital inadequacy, has a high degree of exposure to concentrations of credit risk, or has a high amount of nonperforming loans or risks arising from nontraditional activities, or fails to adequately monitor and control the risks presented by concentration of credit and nontraditional activities.

  Under FDICIA, the OTS was required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. The OTS added an interest rate risk capital component to its risk-based capital requirement originally effective September 30, 1994. However, the OTS has temporarily postponed the implementation of the rule implementing the interest rate risk capital component until the OTS has collected sufficient data to determine whether the rule is effective in monitoring and managing interest rate risk. This capital component will require institutions deemed to have above normal interest rate risk to hold additional capital equal to 50% of the excess risk. No interest rate risk component would have been required to be added to the Bank's risk-based capital requirement at December 31, 1996 and 1995 had the rule been in effect at these times.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  The following table summarizes the fully phased-in regulatory capital requirements for Fidelity under FIRREA at December 31, 1996. As indicated in the table, Fidelity's capital levels exceed all three of the currently applicable minimum FIRREA capital requirements.

                                                                   RISK-BASED
                          TANGIBLE CAPITAL     CORE CAPITAL         CAPITAL
                          ------------------  ----------------  -----------------
                            BALANCE      %     BALANCE     %     BALANCE      %
                          -----------  -----  ----------  ----  ----------  -----
                                        (DOLLARS IN THOUSANDS)
Stockholders' equity(1).  $   210,300         $  210,300        $  210,300
Unrealized loss on
 securities.............       (1,000)            (1,000)           (1,000)
Adjustments:
  Intangible assets.....         (300)               --                --
  Nonincludable
   subsidiaries.........         (100)              (100)             (100)
  GVA...................          --                 --             24,600
  Equity investments....          --                 --               (200)
                          -----------         ----------        ----------
Regulatory capital(2)...      208,900   6.28%    209,200  6.29%    233,600  11.85%
Required minimum........       49,900   1.50      99,800  3.00     157,700   8.00
                          -----------  -----  ----------  ----  ----------  -----
Excess capital..........  $   159,000   4.78% $  109,400  3.29% $   75,900   3.85%
                          ===========  =====  ==========  ====  ==========  =====
Adjusted assets(3)......  $ 3,325,100         $3,325,400        $1,970,900
                          ===========         ==========        ==========

--------
(1) Fidelity's total stockholder's equity, calculated in accordance with generally accepted accounting principles, was 6.32% of its total assets at December 31, 1996.

(2) At periodic intervals, both the OTS and the FDIC routinely examine the Bank as part of their legally prescribed oversight of the industry. Based on their examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

(3) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. Section 567.1(a) for purposes of tangible and core capital requirements, and for purposes of risk-based capital requirements, refers to the term "risk-weighted assets" as defined in 12 C.F.R. Section 567.1(bb).

 OTS Examinations

  The OTS completed the Community Reinvestment Act ("CRA") examination of the Bank in the fourth quarter of 1995 and the Bank was rated "satisfactory".

  In March 1996, the OTS completed its annual safety and soundness examination and the Bank is addressing the OTS' concerns. Following the examination, the Bank received notice that it is no longer considered by the OTS to be an institution "requiring more than normal supervision."

 Capitalized Software Costs

  The Bank was notified by the OTS West Regional Office in April 1995 by a written directive that certain computer software implementation or enhancement related costs capitalized in accordance with GAAP are required to be immediately expensed in the Bank's TFR and deducted from regulatory capital as required in the instructions to the TFR and by OTS policy. As of December 31, 1995, the full amount in question, approximately $4.3 million, was reserved and subsequently written-off in the first quarter of 1996.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 15--STOCK OPTION PLANS

 Stock Option Plans

  On December 11, 1995, the Board of Directors of the Bank adopted, subject to stockholder approval, a stock option plan (the "1996 Stock Option Plan") which replaced the then existing stock option plan of the Bank. On February 9, 1996 (the "Plan Effective Date"), the Bank's stockholders approved the 1996 Stock Option Plan which provides that a maximum of 1,375,000 shares (after giving effect to the Reverse Stock Split) of the Bank's Class A Common Stock be reserved for awards granted under the 1996 Stock Option Plan to key employees and the Bank's non-employee directors, subject to adjustment as set forth in the 1996 Stock Option Plan. The 1996 Stock Option Plan is administered by the Compensation/Stock Option Committee of the Board of Directors, which is authorized to select award recipients, establish award terms and conditions, and make other related administrative determinations in accordance with the provisions of the 1996 Stock Option Plan. Unexercised options granted under the 1996 Stock Option Plan expire on the earlier of the tenth anniversary of the Plan Effective Date or 90 days following the effective date of a recipient's termination of employment or Board service for reasons other than cause. In the event of an optionee's termination for cause, all outstanding options are canceled as of the effective date of such termination. Bank Plus assumed the 1996 Stock Option Plan in connection with the Reorganization.

  On December 11, 1995 the Board approved the grant of options to certain executives and key employees of the Bank at an exercise price of $2.10 ($8.35 after giving effect to the Reverse Stock Split), at which time the market value of the underlying Class A Common Stock was $2.06 per share ($8.25 after giving effect to the Reverse Stock Split). The options vest at a rate of 10 percent on February 13, 1996 and, thereafter, 30 percent per year over the next three years at the anniversary of the Plan Effective Date. Of the total options granted, 1,025,000 were granted to six executives of the Bank, 87,500 were granted to other key employees of the Bank and 184,000 were granted to the seven non-employee directors of the Bank, leaving 78,500 shares available for future grants.

  The following is a summary of the 1996 Stock Option Plan:

                                                                         AVERAGE
                                                               NUMBER    OPTION
                                                             OF OPTIONS   PRICE
                                                             ----------  -------
   Granted, December 11, 1995............................... 1,296,500    $8.35
     Exercised..............................................       --       --
                                                             ---------
   Balance, December 31, 1995............................... 1,296,500     8.35
     Expired................................................   (14,500)    8.35
     Exercised..............................................    (2,800)    8.35
                                                             ---------
   Balance, December 31, 1996............................... 1,279,200     8.35
                                                             =========

  The fair value of options granted under the 1996 Stock Option Plan for 1996 and 1995 were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected stock price volatility of 77% based on daily market prices for the preceding five year period, risk free interest rate equivalent to the 10-year Treasury rate on the date of the grant of 5.70%, and an option contract life of 10 years. The Company applied Accounting Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock option plan been

                    BANK PLUS CORPORATION AND SUBSIDIARIES
determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been increased to the pro forma amounts indicated below:

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------
                                                      (DOLLARS IN THOUSANDS,
                                                     EXCEPT PER SHARE AMOUNTS)
   Net loss:
     As reported...................................  $    (14,089)     $(68,979)
     Pro forma.....................................      $(14,968)     $(68,979)
   Net loss to common stockholders:
     As reported...................................  $    (15,642) $    (68,979)
     Pro forma.....................................  $    (16,521) $    (68,979)
   Net loss per common and common share equivalent:
     As reported...................................  $      (0.86) $      (8.84)
     Pro forma.....................................  $      (0.91) $      (8.84)
   Weighted-average fair value per share of options
    granted........................................  $       6.87  $       6.87

NOTE 16--RELATED PARTY TRANSACTIONS

 Citadel Indemnity

  Fidelity agreed to cooperate with Citadel and certain related persons in the defense of any claim or action that may be brought by any stockholder of Fidelity against Citadel or any such persons arising out of or in any way related to the 1994 Restructuring and Recapitalization. Except in certain circumstances, if Fidelity is also a party to such claim or action, Fidelity will provide Citadel and such persons with the defense thereof, with counsel reasonably acceptable to Citadel.

 Administrative and Operational Services

  Pursuant to the terms of a Expense Sharing Agreement between Bank Plus and Fidelity, Fidelity provides Bank Plus with all payroll, marketing, legal, management information services, accounts payable, human resources and general administrative services for a fee equal to 2.5% of the cost of certain shared expenses plus a pro rata share of the overhead costs and expenses associated with Bank employees who render such services to Bank Plus. Bank Plus paid Fidelity $0.1 million under this agreement in 1996. No such costs were paid to Fidelity prior to the formation of the holding company in May 1996.

 Tax Sharing

  The tax sharing agreement between Citadel and Fidelity was terminated prior to the closing of the 1994 Restructuring and Recapitalization on August 4, 1994. Citadel and Fidelity entered into a tax disaffiliation agreement which sets forth each party's rights and obligations with respect to deficiencies and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Closing and related matters such as the filing of tax returns and the conduct of examinations by the Service and other taxing authorities.

  Fidelity entered into a new tax sharing agreement with its new parent company, Bank Plus, which sets forth each party's rights and obligations with respect to deficiencies and refunds, if any, of federal or state income or franchise taxes effective on May 16, 1996 and related matters such as the filing of tax returns and the conduct of examinations by the Service and other taxing authorities.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

 Purchase of Gateway Capital Stock

  In May 1996, Fidelity contributed all the outstanding capital stock of Gateway to Bank Plus as a capital contribution. The net book value of such stock at December 31, 1995 was $0.8 million. As a result, Gateway became a wholly owned subsidiary of Bank Plus.

 Other Equity Transactions

  Fidelity paid a cash dividend of $2.0 million in May 1996 to capitalize Bank Plus, which had an immaterial effect on the Bank's tangible, core and risk-based capital. In addition in November 1996, Gateway paid a cash dividend of $0.3 million to Bank Plus.

NOTE 17--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following is the Company's disclosure of the estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                      DECEMBER 31, 1996      DECEMBER 31, 1995
                                    ---------------------  ---------------------
                                     CARRYING               CARRYING
                                      AMOUNT   FAIR VALUE    AMOUNT   FAIR VALUE
                                    ---------- ----------  ---------- ----------
                                              (DOLLARS IN THOUSANDS)
   FINANCIAL ASSETS:
   Cash and cash equivalents......  $   70,126 $   70,126  $   94,794 $   94,794
   Investment securities available
    for sale......................     156,251    156,251      94,305     94,305
   Investment securities held to
    maturity......................       5,178      5,198         --         --
   MBS available for sale.........     179,403    179,403      31,733     31,733
   MBS held to maturity...........      30,024     27,169         --         --
   MBS held for trading...........      14,121     14,121         --         --
   Loans receivable...............   2,691,931  2,630,100   2,935,116  2,921,478
   Interest receivable............      20,201     20,201      20,162     20,162
   Investment in FHLB stock.......      52,330     52,330      49,425     49,425
   Mortgage servicing rights......       2,141     11,000       4,632      4,632
   Other assets...................         751        751         --         --
   FINANCIAL LIABILITIES:
   Deposits.......................   2,495,933  2,425,284   2,600,869  2,612,197
   FHLB advances..................     449,851    450,284     292,700    293,370
   Commercial paper...............      40,000     40,016      50,000     50,113
   Mortgage-backed notes..........     100,000    100,000     100,000    105,294
   Interest payable...............      10,718     10,718       9,438      9,438
   OFF-BALANCE-SHEET ASSETS
    (LIABILITIES):
   Commitment to sell MBS.........         --          25         --         --
   Commitment to purchase MBS.....         --          (4)        --         --

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

 Cash and Cash Equivalents

  The book value amounts reported in the statement of financial condition for cash and cash equivalents approximate the fair value of such assets, because of the short maturity of such investments.

 Investment Securities and Mortgage-backed Securities

  Estimated fair values for investment and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

 Loans

  The estimated fair values of loans receivable are based on an option adjusted cash flow valuation ("OACFV"). The OACFV includes forward interest rate simulations and takes into account the credit quality of performing and nonperforming loans. Such valuations may not be indicative of the value derived upon a sale of all or part of the portfolio. The book value of accrued interest approximates its fair value.

 Investment in FHLB Stock

  The book value reported in the statement of financial condition for the investment in FHLB stock approximates fair value as the stock may be sold back to the Federal Home Loan Bank at face value.

 Other Assets

  Fair value of interest rate cap and put option on treasury futures are based on quoted market prices.

 Deposits

  The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand. The fair value of fixed rate certificates of deposits is estimated by using an OACFV analysis.

 Borrowings (Including FHLB Advances and Other Borrowings)

  The estimated fair value is based on an OACFV model.

 Off-balance sheet instruments, which include interest rate swaps, floors and options

  The estimated fair value for the Company's off-balance sheet instruments are based on quoted market prices, when available, or an OACFV analysis.

NOTE 18--SUBSEQUENT EVENTS

  The terms of the Series A Preferred Stock issued by Fidelity pursuant to the 1995 Recapitalization provide for the making of an exchange offer by Bank Plus of its 12% Senior Notes due 2007 ("Senior Notes") for the Series A Preferred Stock. Bank Plus is contemplating commencing such an exchange offer in 1997. The offering of Senior Notes in exchange for the Series A Preferred Stock will only be made, if at all, by means of a prospectus.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                           FIRST       SECOND      THIRD       FOURTH
                          QUARTER     QUARTER     QUARTER     QUARTER       YEAR
                         ----------  ----------  ----------  ----------  ----------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996:
  Interest income....... $   60,052  $   59,556  $   59,020  $   59,285  $  237,913
  Interest expense......     38,216      37,790      37,775      38,842     152,623
  Provision for
   estimated loan
   losses...............      3,905       3,905       3,900       3,900      15,610
  Provision for
   estimated real estate
   losses...............        668         578         731       1,242       3,219
  Gains on loan sales,
   net..................        --            6           3          13          22
  Gains (losses) on
   securities and
   trading activities,
   net..................        (83)        235         610         574       1,336
  Operating expense.....     16,627      16,538      17,433      13,853      64,451
  SAIF special
   assessment...........        --          --       18,000         --       18,000
  Earnings (loss)
   minority interest in
   subsidiary...........      1,531       2,222     (16,371)      3,186      (9,432)
  Minority interest in
   subsidiary (dividends
   on subsidiary
   preferred stock).....        --       (1,552)     (1,553)     (1,552)     (4,657)
  Net earning (loss) ...      1,531         670     (17,924)      1,634     (14,089)
  Preferred stock
   dividends............     (1,553)        --          --          --       (1,553)
  (Loss) earnings
   available for common
   stockholders.........        (22)        670     (17,924)      1,634     (15,642)
  (Loss) earnings per
   common share.........        --         0.04       (0.98)       0.09       (0.86)
  Weighted average
   common shares
   outstanding.......... 18,242,465  18,242,465  18,242,715  18,243,890  18,242,887
Market prices of common
 stock:
  High..................       9.75        9.50       10.63       11.75       11.75
  Low...................       8.50        8.63        8.75       10.63        8.50
1995:
  Interest income....... $   60,570  $   62,521  $   61,700  $   61,686  $  246,477
  Interest expense......     42,641      45,625      43,618      42,952     174,836
  Provision for
   estimated loan
   losses...............      4,020      11,131       8,773      45,800      69,724
  Provision for
   estimated real estate
   losses...............        391       1,153       1,229         593       3,366
  (Losses) gains on loan
   sales, net...........       (292)        938          15        (139)        522
  Gains on securities
   and trading
   activities, net......        939       3,159         --          --        4,098
  Operating expense.....     19,151      19,035      20,466      23,302      81,954
  Net earnings (loss)...      1,049      (9,027)    (10,579)    (50,422)    (68,979)
  Net earnings (loss)
   per share............       0.16       (1.39)      (1.63)      (4.31)      (8.84)
  Weighted average
   common shares
   outstanding..........  6,492,465   6,492,465   6,492,465  11,708,539   7,807,201
Market prices of common
 stock:
  High..................      20.00       18.00       11.50        9.25       20.00
  Low...................      16.00       11.00        6.00        5.50        5.50
1994(1):
  Interest income....... $   64,074  $   60,610  $   57,400  $   59,381  $  241,465
  Interest expense......     38,668      38,127      39,190      39,843     155,828
  Provision for
   estimated loan
   losses...............     15,600      25,012       3,000      21,947      65,559
  Provision for
   estimated real estate
   losses...............      4,300       2,067       1,459         942       8,768
  (Losses) gains on loan
   sales, net...........     (2,804)     (1,528)        566        (197)     (3,963)
  (Losses) gains on
   securities and
   trading activities,
   net..................       (292)         40        (681)      2,063       1,130
  Operating expense.....     24,179      24,597      23,428      19,655      91,859
  Net loss(2)...........    (14,151)    (91,226)     (8,232)    (14,835)   (128,444)
  Net loss per share....     (13.47)     (86.84)      (1.84)      (2.28)     (39.08)
  Weighted average
   common shares
   outstanding(2).......  1,050,561   1,050,561   4,481,327   6,492,465   3,286,960
Market prices of common
 stock:
  High..................         NA          NA       23.50       23.00       23.50
  Low...................         NA          NA       21.00       17.00       17.00

-------
NA--Not applicable
(1) Excludes net 1994 Restructuring and Recapitalization charges.
(2) Prior to August 4, 1994, Fidelity was wholly owned by Citadel and its stock was not traded. As a consequence of Fidelity's 1994 Restructuring and Recapitalization, Citadel's ownership interest was reduced to 16.2% of the then outstanding stock and was reclassified into 1,050,561 shares. All share and per share amounts presented have been restated to retroactively reflect the reclassification of Citadel's ownership interest in Fidelity.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 20--PARENT COMPANY CONDENSED FINANCIAL INFORMATION

  This information should be read in conjunction with the other notes to the consolidated financial statements.

                             BANK PLUS CORPORATION
                        STATEMENT OF FINANCIAL CONDITION

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
                                                                    (DOLLARS IN
                                                                     THOUSANDS)
      ASSETS:
        Cash and cash equivalents..................................   $    792
        Loans receivable...........................................        709
        Investment in subsidiaries.................................    158,513
        Other assets...............................................        731
                                                                      --------
                                                                      $160,745
                                                                      ========
      LIABILITIES AND STOCKHOLDERS' EQUITY:
        Liabilities:
          Other liabilities........................................   $    131
        Stockholders' equity.......................................    160,614
                                                                      --------
                                                                      $160,745
                                                                      ========

                             BANK PLUS CORPORATION
                            STATEMENT OF OPERATIONS

                                                                   EIGHT MONTHS
                                                                      ENDED
                                                                   DECEMBER 31,
                                                                       1996
                                                                   ------------
                                                                   (DOLLARS IN
                                                                    THOUSANDS)
      INCOME:
        Interest income...........................................   $     29
                                                                     --------
      EXPENSES:
        Professional services.....................................        208
        Other.....................................................        185
                                                                     --------
                                                                          393
                                                                     --------
      LOSS BEFORE INCOME TAX BENEFIT..............................       (364)
        Income tax benefit........................................        149
                                                                     --------
      LOSS BEFORE EQUITY IN UNDISTRIBUTED LOSS AND MINORITY
       INTEREST OF SUBSIDIARIES...................................       (215)
        Equity in undistributed net loss of subsidiaries..........     (9,217)
        Minority interest in subsidiary (dividend on subsidiary
         preferred stock).........................................     (4,657)
                                                                     --------
      NET LOSS....................................................   $(14,089)
                                                                     ========

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                             BANK PLUS CORPORATION
                            STATEMENT OF CASH FLOWS

                                                                   EIGHT MONTHS
                                                                      ENDED
                                                                   DECEMBER 31,
                                                                       1996
                                                                   ------------
                                                                   (DOLLARS IN
                                                                    THOUSANDS)
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss..................................................   $(14,089)
        Equity in undistributed net loss of subsidiaries..........      9,217
        Minority interest in subsidiary (dividend on subsidiary
         preferred stock).........................................      4,657
        Other assets increase.....................................       (707)
        Other liabilities increase................................        119
        Other.....................................................        (19)
                                                                     --------
          Net cash used in operating activities...................       (822)
                                                                     --------
      CASH FLOWS FROM INVESTING ACTIVITIES:
        Loans receivable increase.................................       (709)
                                                                     --------
      CASH FLOWS FROM FINANCING ACTIVITIES:
        Dividends from subsidiaries...............................      2,300
        Stock options exercised...................................         23
                                                                     --------
          Net cash provided by financing activities...............      2,323
                                                                     --------
          Cash and cash equivalents at end of period..............   $    792
                                                                     ========

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated herein by this reference is the information set forth in the sections entitled "PROPOSAL NUMBER 1: ELECTION OF DIRECTORS" and "DIRECTORS AND EXECUTIVE OFFICERS" contained in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by this reference is the information set forth in the section entitled "EXECUTIVE COMPENSATION" contained in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by this reference is the information set forth in the section entitled "BENEFICIAL OWNERSHIP OF COMMON STOCK" contained in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by this reference is the information set forth in the section entitled "RELATED PARTY TRANSACTIONS" contained in the 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

                             DESCRIPTION                                PAGE NO.
                             -----------                                --------
Independent Auditor's Report..........................................    F-2
Consolidated Statements of Financial Condition at December 31, 1996
 and 1995.............................................................    F-3
Consolidated Statements of Operations for Each of the Three Years in
 the Period Ended December 31, 1996...................................    F-4
Consolidated Statements of Stockholders' Equity for Each of the Three
 Years in the Period Ended December 31, 1996..........................    F-5
Consolidated Statements of Cash Flows for Each of the Three Years in
 the Period Ended December 31, 1996...................................    F-6
Notes to Consolidated Financial Statements for Each of the Three Years
 in the Period Ended December 31, 1996................................    F-8

  (a)(2) Financial Statement Schedules

  All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  (b) Reports on Form 8-K

  Current reports of Form 8-K were filed with the SEC on October 22, 1996 and November 20,1996 attaching the Annual Report on Form 10-K of the Bank for the fiscal year ended December 31, 1995 and the Quarterly Report on Form 10-Q of the Bank for the quarter ended March 31, 1996, respectively, for incorporation of such Form 10-K and Form 10-Q by reference into a Registration Statement on Form S-8 filed by the Company with the SEC on November 22, 1996.

  (c) Exhibits.

    EXHIBIT
      NO.                               DESCRIPTION
    -------                             -----------
     2.1    Agreement and Plan of Reorganization, dated as of March 27, 1996, among Fidelity, Bank Plus Corporation and Fidelity Interim Bank.
            (incorporated by reference to Exhibit 2.1 to the Form 8-B of Bank
            Plus filed with the SEC on April 22, 1996 (the "Form 8-B")).*
     3.1    Certificate of Incorporation of Bank Plus Corporation (incorporated by reference to Exhibit 3.1 to the Form 8-B).*
     3.2    Bylaws of Bank Plus Corporation (incorporated by reference to
            Exhibit 3.2 to the Form 8-B).*
     4.1    Specimen of Common Stock Certificate (incorporated by reference to
            Exhibit 4.1 to the Form 8-B).*
     4.2    Form of Indenture relating to senior notes of Fidelity
            (incorporated by reference to Exhibit 4.2 of the Form 8-B).*
    10.1    Settlement Agreement between Fidelity, Citadel and certain lenders, dated as of June 3, 1994 (the "Letter Agreement") (incorporated by reference to Exhibit 10.1 to the Form 8-B).*
    10.2    Amendment No. 1 to Letter Agreement, dated as of June 20, 1994
            (incorporated by reference to Exhibit 10.2 to the Form 8-B).*
    10.3    Amendment No. 2 to Letter Agreement, dated as of July 28, 1994
            (incorporated by reference to Exhibit 10.3 to the Form 8-B).*
    10.4    Amendment No. 3 to Letter Agreement, dated as of August 3, 1994
            (incorporated by reference to Exhibit 10.4 to the Form 8-B).*
    10.5    Mutual Release, dated as of August 4, 1994, between Fidelity,
            Citadel and certain lenders (incorporated by reference to Exhibit
            10.5 to the Form 8-B).*
    10.6    Mutual Release between Fidelity, Citadel and The Chase Manhattan
            Bank, NA, dated June 17, 1994 (incorporated by reference to Exhibit
            10.6 to the Form 8-B).*
    10.7    Loan and REO Purchase Agreement (Primary), dated as of July 13,
            1994, between Fidelity and Colony Capital, Inc. (incorporated by reference to Exhibit 10.7 to the Form 8-B).*
    10.8    Real Estate Purchase Agreement, dated as of August 3, 1994, between
            Fidelity and CRI (incorporated by reference to Exhibit 10.8 to the
            Form 8-B).*
    10.9    Loan and REO Purchase Agreement (Secondary), dated as of July 12,
            1994, between Fidelity and EMC Mortgage Corporation (incorporated by reference to Exhibit 10.9 to the Form 8-B).*
    10.10   Loan and REO Purchase Agreement (Secondary), dated as of July 21,
            1994, between Fidelity and International Nederlanden (US) Capital
            Corporation, Farallon Capital Partners, L.P., Tinicum Partners,
            L.P. and Essex Management Corporation (incorporated by reference to
            Exhibit 10.10 to the Form 8-B).*
    10.11   Purchase of Assets and Liability Assumption Agreement by and
            between Home Savings of America, FSB and Fidelity, dated as of July
            19, 1994 (incorporated by reference to Exhibit 10.11 to the Form 8-
            B).*

    EXHIBIT
      NO.                               DESCRIPTION
    -------                             -----------
    10.12   Promissory Note, dated July 28, 1994, by CRI in favor of Fidelity and related loan documents (3943 Veselich Avenue) (incorporated by reference to Exhibit 10.12 to the Form 8-B).*
    10.13   Promissory Note, dated July 28, 1994, by CRI in favor of Fidelity and related loan documents (23200 Western Avenue) (incorporated by reference to Exhibit 10.13 to the Form 8-B).*
    10.14   Promissory Note, dated August 3, 1994, by CRI in favor of Fidelity and related loan documents (1661 Camelback Road) (incorporated by reference to Exhibit 10.14 to the Form 8-B).*
    10.15   Guaranty Agreement, dated August 3, 1994, by Citadel in favor of
            Fidelity (incorporated by reference to Exhibit 10.15 to the Form 8-
            B).*
    10.16   Tax Disaffiliation Agreement, dated as of August 4, 1994, by and between Citadel and Fidelity (incorporated by reference to Exhibit
            10.16 to the Form 8-B).*
    10.17   Option Agreement, dated as of August 4, 1994, by and between
            Fidelity and Citadel (incorporated by reference to Exhibit 10.17 to the Form 8-B).*
    10.18   Executive Employment Agreement, dated as of June 2, 1995, between
            Richard M. Greenwood and Fidelity (incorporated by reference to
            Exhibit 10.18 to the Form 8-B).*
    10.19   Amended Service Agreement between Fidelity and Citadel dated as of
            August 1, 1994 (incorporated by reference to Exhibit 10.19 to the
            Form 8-B).*
    10.20   Side letter, dated August 3, 1994, between Fidelity and CRI
            (incorporated by reference to Exhibit 10.20 to the Form 8-B).*
    10.21   Placement Agency Agreement, dated July 12, 1994, between Fidelity,
            Citadel and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.21 to the Form 8-B).*
    10.22   Stock Purchase Agreement, dated as of August 3, 1994, between
            Fidelity and Citadel (incorporated by reference to Exhibit 10.22 to the Form 8-B).*
    10.23   Litigation and Judgment Assignment and Assumption Agreement, dated as of August 3, 1994, between Fidelity and Citadel (incorporated by reference to Exhibit 10.23 to the Form 8-B).*
    10.24   1996 Stock Option Plan (incorporated by reference to Exhibit 10.24 to Form 8-B.*
    10.25   Retirement Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.25 to the Form 8-B).*
    10.26   Form of Severance Agreement between the Bank and Mr. Sanders
            (incorporated by reference to Exhibit 10.26 to the Form 8-B).*
    10.27   Form of Severance Agreement between the Bank and each of Messrs.
            Osborne and Greenwood (incorporated by reference to Exhibit 10.27 to the Form 8-B).*
    10.28   Form of Severance Agreement between the Bank and each of Messrs.
            Condon, Evans, Stutz & Taylor (incorporated by reference to Exhibit
            10.28 to the Form 8-B).*
    10.29   Form of Severance Agreement between the Bank and Mr. Renstrom
            (incorporated by reference to Exhibit 10.29 to the Form 8-B).*
    10.30   Form of Incentive Stock Option Agreement between the Bank and certain officers (incorporated by reference to Exhibit 10.30 to the
            Form 8-B).*
    10.31   Form of Amendment to incentive Stock Option Agreement between the
            Bank and certain officers (incorporated by reference Exhibit 10.31 to the Form 8-B).*
    10.32   Form of Non-Employee Director Stock Option Agreement between the
            Bank and certain directors (incorporated by reference to Exhibit
            10.32 to the Form 8-B).*
    10.33   Form of Amendment to Non-Employee Director Stock Option Agreement
            between the Bank and certain directors (incorporated by reference to Exhibit 10.33 to the Form 8-B).*

    EXHIBIT
      NO.                               DESCRIPTION
    -------                             -----------
    10.34   Loan and REO Purchase Agreement, dated as of December 15, 1994 between Fidelity and Berkeley Federal Bank & Trust FSB
            (incorporated by reference to Exhibit 10.34 to the Form 8-B).*
    10.35   Standard Office Lease-Net, dated July 15, 1994, between the Bank and 14455 Ventura Blvd., Inc. (incorporated by reference to Exhibit
            10.35 to the Form 8-B).*
    10.36   Standard Office Lease--Modified Gross, dated July 15, 1994, between the Bank and Citadel Realty, Inc. (incorporated by reference to
            Exhibit 10.36 to the Form 8-B).*
    10.37   Loan Servicing Purchase and Sale Agreement dated March 31, 1995 between the Bank and Western Financial Savings Bank, FSB
            (incorporated by reference to Exhibit 10.37 to the Form 8-B).*
    10.38   Supervisory Agreement dated June 28, 1995, between Fidelity and the
            OTS (incorporated by reference to Exhibit 10.38 to the Form 8-B).*
    10.39   Form of Indemnity Agreement between the Bank and its directors and senior officers (incorporated by reference to Exhibit 10.39 to the
            Form 8-B).*
    10.40   Letter from the OTS to the Bank dated December 8, 1995, terminating the Supervisory Agreement as of the date of the letter
            (incorporated by reference to Exhibit 10.40 to the Form 8-B).*
    10.41   Loan Servicing Purchase and Sale Agreement dated May 15, 1996 between Fidelity and Western Financial Savings Bank (incorporated by reference to Exhibit 10.37 to the quarterly report on Form 10-Q for the quarterly period ended June 30, 1996).*
    10.42   First Amendment to Standard Office Lease--Modified Gross, dated as of May 15, 1995 between the Bank and Citadel Realty, Inc.*
    10.43   Second Amendment to Standard Office Lease--Modified Gross, dated as of October 1, 1996, between the Bank and Citadel Realty, Inc.*
    10.44   Form of Indemnity Agreement between Bank Plus and its directors and senior officers.*
    10.55   Promissory Note, dated July 31, 1996, from Richard M. Greenwood to
            Bank Plus.
    12.     Computation of Ratio of Earnings (Loss) to Combined Fixed Charges
            and Preferred Stock Dividends.
    21.1    List of Subsidiaries.
    27.     Financial Data Schedule.

--------
*  Indicates previously filed documents.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BANK PLUS CORPORATION

                                          By:    /s/ Norman Barker, Jr.
                                             __________________________________
                                                    Norman Barker, Jr.
                                                   Chairman of the Board

Date: March 11, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                         CAPACITY                   DATE
             ---------                         --------                   ----

     /s/ Norman Barker, Jr.          Chairman of the Board of        March 11, 1997
____________________________________  Directors
         Norman Barker, Jr.

    /s/  Richard M. Greenwood        President and Chief             March 11, 1997
____________________________________  Executive Officer; Vice
        Richard M. Greenwood          Chairman of the Board

      /s/ Waldo H. Burnside          Director                        March 11, 1997
____________________________________
         Waldo H. Burnside

      /s/ George Gibbs, Jr.          Director                        March 11, 1997
____________________________________
         George Gibbs, Jr.

         /s/ Lilly V. Lee            Director                        March 11, 1997
____________________________________
            Lilly V. Lee

       /s/ Gordon V. Smith           Director                        March 11, 1997
____________________________________
          Gordon V. Smith

      /s/ Mark Sullivan III          Director                        March 11, 1997
____________________________________
         Mark Sullivan III

      /s/ William L. Sanders         Executive Vice President and    March 11, 1997
____________________________________  Chief Financial Officer
         William L. Sanders           (Principal Financial
                                      Officer)

       /s/ Richard M. Villa          Senior Vice President,          March 11, 1997
____________________________________  Controller and Chief
          Richard M. Villa            Accounting Officer
                                      (Principal Accounting
                                      Officer)