Form 10-Q
period 1997-03-31
BANK PLUS CORP
filed 1997-05-07
CIK 1012616

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                   FORM 10-Q

(Mark One)

  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


                                 OR


  [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________to_______________

                         Commission file number 0-28292

                             ------------------------

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

                                    ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    x      No  __
                                                 ----

  As of April 30, 1997, Registrant had outstanding 18,247,765 shares of Common Stock, par value $.01 per share.
==============================================================================

                             BANK PLUS CORPORATION



                                     INDEX



                                                                                                            PAGE
                                                                                                            ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Statements of Financial Condition  as of March 31, 1997
             and December 31, 1996........................................................................     1

             Consolidated Statements of Operations for the three months ended
             March 31, 1997 and 1996......................................................................     2

             Consolidated Statements of Cash Flows for the three months ended
             March 31, 1997 and 1996......................................................................     3

             Notes to Consolidated Financial Statements...................................................     5

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations...................................................................................     6

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings............................................................................    25

Item 2.      Changes in Securities........................................................................    27

Item 3.      Defaults Upon Senior Securities..............................................................    27

Item 4.      Submission of Matters to a Vote of Security Holders..........................................    27

Item 5.      Other Information............................................................................    27

Item 6.      Exhibits and Reports on Form 8-K.............................................................    28

             a. Exhibits..................................................................................    28

             b. Reports on Form 8-K.......................................................................    30


                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (Dollars in thousands, except per share amounts)

                                             MARCH 31,     DECEMBER 31,
                                               1997           1996
                                           ------------   -------------
ASSETS:
  Cash and cash equivalents                 $  103,871      $   70,126
  Due from brokers........................          --          31,614
  Investment securities available for
   sale, at fair value....................     154,769         156,251
  Investment securities held to maturity
   at amortized cost (market value of
   $5,239 and $5,198 at March 31, 1997
   and December 31, 1996, respectively)...       5,255           5,178
  Mortgage-backed securities held for
   trading................................      10,866          14,121
  Mortgage-backed securities available
   for sale, at fair value................     195,143         179,403
  Mortgage-backed securities held to
   maturity, at amortized cost (market
   value of $25,103 and $27,169 at
   March 31, 1997 and
   December 31, 1996, respectively).......      29,255          30,024
  Loans receivable, net of allowances of
   $52,882 and $57,508 at March 31, 1997
   and December 31, 1996,  respectively...   2,642,217       2,691,931
  Interest receivable.....................      19,570          20,201
  Investment in Federal Home Loan Bank
   ("FHLB") stock.........................      53,176          52,330
  Real estate owned, net..................      23,640          24,663
  Premises and equipment, net.............      30,881          31,372
  Other assets............................      26,004          23,076
                                            ----------      ----------
                                            $3,294,647      $3,330,290
                                            ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
  Deposits................................  $2,516,991      $2,495,933
  FHLB advances...........................     387,151         449,851
  Commercial paper........................      40,000          40,000
  Mortgage-backed notes...................     100,000         100,000
  Other liabilities.......................      36,762          31,099
                                            ----------      ----------
                                             3,080,904       3,116,883
                                            ----------      ----------
 Minority Interest:  Preferred stock of
  consolidated subsidiary.................      51,750          51,750
 Stockholders' equity:
  Common Stock:
   Common stock, par value $.01 per share;
    78,500,000 shares authorized;
    18,245,265 shares outstanding at March
    31, 1997 and December 31, 1996........         182             182
  Paid-in capital.........................     261,902         261,902
  Unrealized (losses) gains on securities.      (2,836)          1,043
  Accumulated deficit.....................     (97,255)       (101,470)
                                            ----------      ----------
                                               161,993         161,657
                                            ----------      ----------
                                            $3,294,647      $3,330,290
                                            ==========      ==========

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                           ---------------------------
                                               1997           1996
                                           ------------   ------------
INTEREST INCOME:
 Loans...................................  $     49,840   $     56,180
 Mortgage-backed securities..............         4,304            504
 Investment securities and other.........         4,563          3,368
                                            -----------    -----------
   Total interest income.................        58,707         60,052
                                            -----------    -----------
INTEREST EXPENSE:
 Deposits................................        29,140         31,033
 FHLB advances...........................         5,943          3,667
 Other borrowings........................         3,267          3,514
                                            -----------    -----------
   Total interest expense................        38,350         38,214
                                            -----------    -----------
NET INTEREST INCOME......................        20,357         21,838
 Provision for estimated loan losses.....         4,251          3,905
                                            -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR
 ESTIMATED LOAN LOSSES...................        16,106         17,933
                                            -----------    -----------
NONINTEREST INCOME (EXPENSE):
 Loan fee income.........................           508            814
 Gains on loan sales, net................             7             --
 Fee income from sale of
  uninsured investment products..........         1,513          1,199
 Fee income on deposits and
  other income...........................           750            790
 Gains (losses) on securities and
  trading activities, net................         1,221            (83)
                                            -----------    ------------
                                                  3,999          2,720
                                            -----------    -----------
 Provision for estimated real estate
  losses.................................          (742)          (668)
 Direct costs of real estate
  operations, net........................        (1,559)        (1,787)
                                            ------------   ------------
                                                 (2,301)        (2,455)
   Total noninterest income..............   ------------   ------------
                                                  1,698            265
                                            -----------    -----------
OPERATING EXPENSE:
 Personnel and benefits..................         6,701          6,973
 Occupancy...............................         2,500          2,717
 FDIC insurance..........................           494          2,031
 Professional services...................         2,620          2,503
 Office-related expenses.................           848          1,086
 Other...................................         1,173          1,317
                                            -----------    -----------
   Total operating expense...............        14,336         16,627
                                            -----------    -----------
EARNINGS BEFORE INCOME TAXES AND
 MINORITY INTEREST IN SUBSIDIARY.........         3,468          1,571

 Income tax (benefit) expense............        (2,300)            40
                                            ------------    ----------
EARNINGS BEFORE MINORITY INTEREST IN
 SUBSIDIARY..............................         5,768          1,531
 Minority interest in subsidiary
  (dividends on subsidiary
   preferred stock)......................         1,553             --
                                            -----------     ----------
NET EARNINGS.............................         4,215          1,531
 Preferred stock dividends...............            --          1,553
                                            -----------    -----------
EARNINGS (LOSS) AVAILABLE FOR COMMON.....   $     4,215    $       (22)
 STOCKHOLDERS............................   ===========    ============
EARNINGS PER COMMON SHARE................         $0.23    $        --
                                            ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING.............................    18,245,265     18,242,465
                                            ===========    ===========

                See notes to consolidated financial statements

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                              ------------------------
                                                  1997          1996
                                              -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings...............................  $     4,215   $    1,531
 Adjustments to reconcile net
  earnings to net cash provided
  by (used in) operating
  activities:
   Provisions for estimated loan
    and real estate losses..................        4,993        4,573
   (Gains) losses on sale of
    loans and securities....................       (1,228)          83
   Amortization of deferred
    items, net..............................         (491)        (441)
   FHLB stock dividend......................         (891)        (649)
   Depreciation and amortization............          870          978
 Purchases of mortgage-backed
  securities ("MBS") held for
  trading...................................       (9,979)          --
 Principal repayments of MBS
  held for trading..........................          157           --
 Proceeds from sales of MBS
  held for trading..........................       13,074           --
 Interest receivable decrease
  (increase)................................          631         (921)
 Other assets decrease
  (increase)................................       31,300       (5,180)
 Deferred income tax benefit................       (2,404)          --
 Interest payable increase..................        4,621        1,598
 Other liabilities increase.................        1,292        1,724
                                                ---------    ---------
   Net cash provided by
    operating activities....................       46,160        3,296
                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of investment securities
  available for sale........................           --      (67,575)
 Purchases of MBS available for sale........      (66,547)          --
 Principal repayments of MBS
  available for sale........................        5,622        1,907
 Proceeds from sales of MBS available
  for sale..................................       43,695           --
 Principal repayments of MBS held to
  maturity..................................           77           --
 Loans receivable decrease..................       34,727       44,554
 Net proceeds from sales of  real
  estate, net...............................       11,331        3,944
 Premises and equipment (additions)
  dispositions, net.........................         (371)         236
                                                ----------   ---------
   Net cash provided by (used
    in) investing activities................       29,227      (16,934)
                                                ---------    ----------
Cash Flows from financing Activities:
 Demand deposits and passbook
  savings, net increase (decrease)..........        6,336      (66,853)
 Certificate accounts, net increase.........       14,722       45,047
 Payments of preferred stock dividend.......           --       (1,553)
 Proceeds from FHLB advances................       50,000           --
 Repayments of FHLB advances................     (112,700)     (60,000)
 Short-term borrowings increase.............           --       59,900
                                                ---------    ---------
   Net cash used in financing
    activities..............................      (41,642)     (23,459)
     Net increase (decrease) in.............    ----------   ----------
      cash and cash equivalents.............       33,745      (37,097)
   Cash and cash equivalents at the
    beginning of the period.................       70,126       94,794
                                               ----------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..  $   103,871   $   57,697
                                               ==========    =========

                         (Continued on following page)

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                            --------------------------
                                               1997           1996
                                            -----------    -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash (paid) received during the period
  for:

   Interest on deposits, advances
    and other borrowings.................   $   (33,147)   $   (35,939)
   Income tax refund.....................            --            383

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Additions to real estate
  acquired through foreclosure...........        12,666          8,874
 Loans originated to finance
  sale of real estate owned..............         1,616            250




                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Months Ended March 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

     In the opinion of Bank Plus Corporation ("Bank Plus") and Bank Plus together with its subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 1997 and December 31, 1996, and the results of operations and statements of cash flows for the three months ended March 31, 1997 and 1996.

     Bank Plus is the holding company for Fidelity Federal Bank, a Federal Savings Bank, and its subsidiaries (the "Bank" or "Fidelity") and Gateway Investment Services, Inc. ("Gateway"). The Company's headquarters are in Los Angeles, California. The Company offers a broad range of consumer financial services, including demand and term deposits, uninsured investment products, and loans to consumers, through 33 full-service branches, all of which are located in Southern California, principally in Los Angeles and Orange counties. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1997 presentation.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. The financial information provided herein, including the information under the heading Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto, as of December 31, 1996, together with the MD&A as of such date.

Supplementary Earnings/Loss per Share Data

     Net earnings/loss per common share for the three months ended March 31, 1997 and March 31, 1996, as adjusted to reflect the dividends on preferred stock of subsidiary, was determined based on 18,245,265 and 18,242,465 shares outstanding, respectively. Common stock equivalents for the three months ended March 31, 1997 and 1996 did not impact the calculation of net earnings/loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

  Bank Plus, through Fidelity, operates 33 full-service branches, all of which are located in Southern California, principally in Los Angeles and Orange Counties. The Company offers a broad range of consumer financial servicesincluding demand and term deposits and loans to consumers. The Bank closed its wholesale correspondent single family origination network and its multifamily origination operations in the third quarter of 1994 due to the economic and competitive environments. Since that time the Bank has entered into strategic partnerships with established providers of consumer credit products pursuant to which all consumer credit products made available to the Bank's customers are referred to and underwritten, funded and serviced by the strategic partners. In addition, through Gateway, a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, the Company provides customers with uninsured investment products, including anumber of mutual funds, annuities and unit investment trusts.


RECENT DEVELOPMENTS

 Proposed Exchange Offer

  The Company filed a registration statement with the Securities and Exchange Commission (the "SEC") on Form S-4 on March 28, 1997 in connection with a possible exchange offer of up to approximately $51.8 million of the Company's 12% Senior Notes due 2007 ("Senior Notes") for the 12% Noncumulative Exchangeable Perpetual Preferred Stock, Series A ("Series A Preferred Stock") issued by Fidelity in 1995. The terms of the Series A Preferred Stock provided for the making of such an exchange offer. The Company has not commenced such an exchange offer nor has it set any date for the commencement of such an exchange offer and there can be no assurance as to the date on which, or whether, the Company will commence such an exchange offer. Any offer of Senior Notes in exchange of the Series A Preferred Stock will only be made, if at all, by means of a prospectus.

 Registration of Common Stock

  The Board of Directors of the Company has approved the filing of a Registration Statement on Form S-4 (the "Acquisition S-4") of up to approximately $75.0 million in shares of Bank Plus Common Stock (the "Acquisition Shares") that may be issued from time to time in the future as consideration (in whole or in part) for possible future acquisitions. The Board (or an authorized committee thereof) will negotiate, determine and approve on behalf of the Company the number of Acquisition Shares to be issued in any acquisition and the terms and conditions of all agreements to be entered into by the Company in connection therewith. Offers to sell any of the Acquisition Shares, if any, will be made only pursuant to the prospectus constituting a part of the Acquisition S-4.



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

  Fidelity has formed a plan to develop affinity credit card issuance programs with strategic partners. These programs will include unsecured credit cards and credit cards secured by real estate or by cash deposits. The Bank has recently entered into contracts to establish such programs with two separate partners. Fidelity will serve as issuer and owner of MasterCard credit card accounts and will develop the card portfolio from prospects provided by the strategic partners. As part of the affinity partner agreements, the strategic partners will have the right to purchase outstanding receivables of these accounts at par and, in exchange, will provide credit enhancements to guarantee full repayment of the Bank's outstanding receivables in the event of cardholder defaults. The credit enhancements will include the funding of a reserve account or pledging of collateral as receivables are funded by the Bank. The Bank has committed to fund up to an aggregate outstanding balance of $425 million under the current programs. Two board members of one of the strategic partners are also board members of Fidelity.

  Additionally, as a part of its business strategy, the Company plans to purchase assets (loans and securities) that may exceed $900 million in 1997. This plan, in general terms, is based upon certain risk adjusted return and liquidity objectives and is designed to increase the Company's securities and loan portfolios to enhance the Company's earning capabilities. The proposed increase in earning assets may be at a lower interest rate spread than the Company's assets are currently yielding depending on available financing sources. Accordingly, if the plan is implemented, the Company's interest rate spread may decline. In conjunction with this plan, the Company continues its exploration of other asset origination capabilities, customer base expansion and acquisition opportunities for financial services institutions. If such opportunities are pursued, they may limit the asset purchase strategy discussed above to an amount significantly less than $900 million.

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

 Management of Problem Assets

  During the fourth quarter of 1995, the Bank adopted an Accelerated Asset Resolution Plan (the "Plan") designed to aggressively dispose of, resolve or otherwise manage a pool of primarily multifamily loans and real estate owned ("REO") that at that time had higher risk profiles than the remainder of the Bank's multifamily loan portfolio. The Plan reflected both an acceleration in estimated timing of asset resolution, as well as a potential change in recovery method from the normal course of business. See "--Asset Quality--Accelerated Asset Resolution Plan."

 Continued Reduction of Operating Expenses

  During the first quarter of 1997 as compared to the same 1996 period, the Company reduced quarterly operating expenses by 13.8% which included a reduction in personnel expenses of 3.9% reflecting a reduction in the quarterly average of full-time equivalent ("FTEs") employees of 12.2% (from 534 during the first quarter of 1996 to 469 during the first quarter of 1997).

  While the Company intends to continue to control and, if possible, reduce operating expenses, a portion of the expense savings experienced in prior periods will be devoted to certain business initiatives. The Company also intends to expend resources as it evaluates and pursues additional funding and earning asset acquisition opportunities. Furthermore, management does not believe that additional significant personnel reductions would be appropriate without significantly increasing operational risks. Accordingly, the levels of operating expense reductions experienced in prior periods should not be expected for future periods.


RESULTS OF OPERATIONS

  The Company reported net earnings available to common stockholders of $4.2 million, after minority interest in subsidiary (dividend on subsidiary preferred stock) of $1.6 million ($0.23 per common share; computed on the basis of 18,245,265 weighted average common shares outstanding) for the three months ended March 31, 1997. This compares to net earnings of $1.5 million before dividends on preferred stock of subsidiary of $1.6 million ($0.00 per common share after giving effect to the dividends on preferred stock of subsidiary; computed on the basis of 18,242,465 weighted average common shares outstanding) for the three months ended March 31, 1996.

  Net earnings for the three months ended March 31, 1997, as compared to the same period in 1996, reflect: (a) decreased operating expenses of $2.3 million primarily due to lower Federal Deposit Insurance Corporation ("FDIC") insurance costs due to the recapitalization of the Savings Association Insurance Fund (the "SAIF") in 1996 and an upgrade in the Bank's assessment classification, (b) increased noninterest income of $1.4 million due primarily to gains on sales of mortgage-backed securities ("MBS") and (c) increased income tax benefit of $2.3 million (see "--Income Taxes"). These favorable changes were partially offset by
(a) increased provision for estimated loan losses of $0.3 million and (b) the minority interest in subsidiary (dividend on subsidiary preferred stock) of $1.6 million which were reported in 1996 as preferred stock dividends after net earnings.


NET INTEREST INCOME

  Net interest income is the difference between interest earned on loans, MBS and investment securities ("interest-earning assets") and interest paid on savings deposits and borrowings ("interest-bearing liabilities"). For the three months ended March 31, 1997, net interest income totaled $20.4 million, decreasing by $1.4 million from $21.8 million for the comparable period in 1996.

  Net interest income is affected by (a) the average volume and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities, (b) the level and volatility of market interest rates, (c) the level of nonaccruing loans ("NPLs") and (d) the interest rate spread between the yields earned and the rates paid.

  The following table presents the primary determinants of net interest income for the three months ended March 31, 1997 and 1996:

                                                               THREE MONTHS ENDED MARCH 31,
                                           --------------------------------------------------------------------
                                                         1997                                       1996
                                           --------------------------------    --------------------------------
                                             AVERAGE                AVERAGE      AVERAGE                AVERAGE
                                              DAILY                  YIELD/       DAILY                  YIELD/
                                             BALANCE     INTEREST     RATE       BALANCE     INTEREST     RATE
                                           -----------   --------   -------    -----------   --------   -------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans ................................     $2,749,569    $49,840      7.25%    $3,004,641    $56,180      7.48%
 MBS ..................................        238,074      4,304      7.23         30,430        504      6.63
 Investment securities.................        227,827      3,672      6.54        147,639      2,720      7.39
 Investment in FHLB stock .............         52,930        891      6.83         49,866        648      5.21
                                            ----------    -------               ----------    -------
      Total interest-earning assets ...      3,268,400     58,707      7.19      3,232,576     60,052      7.43
                                                          -------                             -------
Noninterest-earning assets ............         61,003                              52,017
                                            ----------                          ----------
      Total assets ....................     $3,329,403                          $3,284,593
                                            ==========                          ==========
Interest-bearing liabilities:
 Deposits:
  Demand deposits ......................    $  292,785        788      1.09     $  304,643        755      0.99
  Savings deposits .....................       119,158        928      3.16        154,724        899      2.33
  Time deposits ........................     2,088,103     27,424      5.33      2,116,138     29,379      5.57
                                            ----------    -------               ----------    -------
   Total deposits ......................     2,500,046     29,140      4.73      2,575,505     31,033      4.83
                                            ----------    -------               ----------    -------
 Borrowings ............................       570,957      9,210      6.54        444,591      7,181      6.48
                                            ----------    -------               ----------    -------
   Total interest-bearing liabilities ..     3,071,003     38,350      5.06      3,020,096     38,214      5.08
                                            ----------    -------               ----------    -------
Noninterest-bearing liabilities ........        44,532                              35,973
Preferred stock issued by consolidated
 subsidiary ............................        51,750                              51,750
Stockholders' equity ...................       162,118                             176,774
                                             ---------                          ----------
Total liabilities and equity ...........    $3,329,403                          $3,284,593
                                            ==========                          ==========
Net interest income; interest rate
 spread ................................                  $20,357      2.13%                  $21,838      2.35%
                                                          =======      ====                   =======      ====
Net yield on interest-earning assets
 ("net interest margin") ...............                               2.44%                               2.68%
                                                                       ====                                ====
Average nonaccruing loan balance
   included in average loan balance ....    $   61,709                          $   72,325
                                            ==========                          ==========
Net delinquent interest reserve removed
   from interest income ................                  $ 1,581                             $ 1,691
                                                          =======                             =======
Reduction in net yield on
 interest-earning assets due to
 delinquent interest ...................                               0.19%                               0.21%
                                                                       ====                                ====


  The following tables present the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average balances and average rates for the periods indicated. Because of numerous changes in both balances and rates, it is difficult to allocate precisely the effects thereof. For purposes of these tables, the change due to volume is initially calculated as the change in average balance multiplied by the average rate during the prior period and the change due to rate is calculated as the change in average rate multiplied by the average volume during the prior period. Any change that remains after such calculations is allocated proportionately to changes in volume and changes in rates.


                                        THREE MONTHS ENDED MARCH 31, 1997
                                           COMPARED TO MARCH 31, 1996
                                             FAVORABLE (UNFAVORABLE)
                                     ---------------------------------------
                                       VOLUME         RATE           NET
                                     -----------   -----------   -----------
                                             (DOLLARS IN THOUSANDS)
Interest income:
 Loans............................   $   (4,654)   $   (1,686)   $   (6,340)
 Mortgage-backed securities.......        3,750            50         3,800
 Investment securities............        1,304          (352)          952
 Investment in FHLB stock.........           40           203           243
                                     ----------    ----------    ----------
    Total interest income.........          440        (1,785)       (1,345)
                                     ----------    ----------    ----------

Interest expense:
 Deposits:
  Demand deposits.................           33           (66)          (33)
  Savings deposits................          237          (266)          (29)
  Time deposits...................          460         1,495         1,955
                                     ----------    ----------    ----------
    Total deposits................          730         1,163         1,893
 Borrowings.......................       (1,713)         (316)       (2,029)
                                     ----------    ----------    ----------
  Total interest expense..........         (983)          847          (136)
                                     ----------    ----------    ----------
Decrease in net interest income...   $     (543)   $     (938)   $   (1,481)
                                     ==========    ==========    ==========


  The $1.4 million decrease in net interest income between the first quarter 1997 and the first quarter 1996 was primarily the result of decreased rates on average interest-earning assets combined with an increase in the average level of interest-bearing liabilities. This was partially offset by an increase in the level of interest-earning assets and decreased rates on interest-bearing liabilities.


ASSET/LIABILITY MANAGEMENT

  The objective of interest rate risk management is to maximize the net interest income of the Company while controlling interest rate risk exposure. Banks and savings institutions are subject to interest rate risk when assets and liabilities mature or reprice at different times (duration risk), against different indices (basis risk) or for different terms (yield curve risk). The decision to control or accept interest rate risk can only be made with an understanding of the probability of various scenarios occurring. Having liabilities that reprice more quickly than assets is beneficial when interest rates fall, but may be detrimental when interest rates rise.

  The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of adjustable rate mortgage ("ARM") loans. ARM loans comprised 97% of the total loan portfolio at March 31, 1997 and 1996. The percentage of monthly adjustable ARMs to total loans was approximately 76% and 75% at March 31, 1997 and 1996, respectively. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. At March 31, 1997, approximately 93% of Fidelity's total loan portfolio consisted of loans which mature or reprice within one year, compared to approximately 92% at March 31, 1996. Fidelity has in recent periods been negatively impacted by the fact that increases in the interest rates accruing on Fidelity's ARM loans lagged the increases in interest rates accruing on its deposits due to reporting delays and contractual look-back periods contained in the Bank's loan documents. At March 31, 1997, 93% of the Bank's loans, which are indexed to the Eleventh District Cost of Funds Index ("COFI"), as with all COFI portfolios in the industry, do not reprice until some time after the industry liabilities composing COFI reprice. The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the Federal Home Loan Bank (the "FHLB") Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months. Thus, when rates rise sharply, as in the latter part of 1996 and early 1997, there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, such as the period in early 1996, interest income will be positively affected.

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

  The Company may employ interest rate swaps, caps and floors in the management of interest rate risk. An interest rate swap agreement is a financial transaction where two counterparties agree to exchange different streams of payments over time. An interest rate swap involves no exchange of principal either at inception or upon maturity; rather, it involves the periodic exchange of interest payments arising from an underlying notional principal amount. Interest rate caps and floors generally involve the payment of a one-time premium to a counterparty who, if interest rates rise or fall above or below a predetermined level, will make payments to the Company at an agreed upon rate on a notional amount of money for the term of the agreement, until such time as interest rates fall below or rise above the cap or floor level.

  During the third quarter of 1996, the Company entered into a one-year advisory agreement with an investment advisor, pursuant to which the advisor will recommend investments, subject to prior approval and direction of the Company, and execute investment purchases in accordance with the Company's investment strategy. Under this agreement, outstanding forward commitments to purchase adjustable rate MBS totaled $27.5 million at March 31, 1997. Also outstanding in relation to this managed portfolio at March 31, 1997, were $28.0 million notional amount of interest rate caps which will mature in 2003, $5.0 million notional amount interest rate swaps which will mature in 2002 and $7.0 million notional amount of put options on treasury futures with an exercise date in 1997.

  The Company is also considering plans to purchase assets (loans and securities) that may exceed $900 million in 1997. See "--Business Strategy."

  The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of March 31, 1997. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods as adjusted for interest-rate swaps and other financial instruments as applicable, and based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                           AS OF MARCH 31, 1997
                                                                          MATURITY OR REPRICING
                                       -----------------------------------------------------------------------------------------
                                           WITHIN 3          4-12            1-5            6-10         OVER 10
                                            MONTHS          MONTHS          YEARS           YEARS         YEARS         TOTAL
                                          -----------    ------------    ------------    -----------    ---------    -----------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Cash..................................    $   69,902      $       --      $       --        $    --     $     --     $   69,902

 Investment securities (1) (2).........        53,176           2,209         116,181             --       41,634        213,200
 MBS (1)...............................        54,921           1,853              --          6,711      171,779        235,264
 Loans receivable:
   ARMs and other adjustables (3)......     2,042,231         477,753          93,354          4,414          111      2,617,863
   Fixed rate loans....................           635           5,473           3,499         14,778       60,877         85,262
                                           ----------      ----------      ----------      ---------     --------     ----------
   Total gross loans receivable........     2,042,866         483,226          96,853         19,192       60,988      2,703,125
                                           ----------      ----------      ----------      ---------     --------     ----------
    Total..............................     2,220,865         487,288         213,034         25,903      274,401     $3,221,491
                                           ----------      ----------      ----------      ---------     --------     ==========
INTEREST-BEARING LIABILITIES:
 Deposits:
   Checking and savings accounts (4)...       347,974              --              --             --           --     $  347,974
   Money market accounts (4)...........        65,343              --              --             --           --         65,343
   Fixed maturity deposits:
    Retail customers...................        13,688       1,250,615         821,523          4,800        1,289      2,091,915
    Wholesale  customers...............           304           2,550           8,905             --           --         11,759
                                           ----------      ----------      ----------      ---------     --------     ----------
           Total deposits..............       427,309       1,253,165         830,428          4,800        1,289      2,516,991
                                           ----------      ----------      ----------      ---------     --------     ----------
 Borrowings:
   FHLB advances (3)...................       192,826          74,325          20,000        100,000           --        387,151
   Other...............................       140,000              --              --             --           --        140,000
                                           ----------      ----------      ----------      ---------     --------     ----------
    Total borrowings...................       332,826          74,325          20,000        100,000           --        527,151
                                           ----------      ----------      ----------      ---------     --------     ----------
           Total.......................       760,135       1,327,490         850,428        104,800        1,289     $3,044,142
                                           ----------      ----------      ----------      ---------     --------     ==========
IMPACT OF HEDGING......................         5,000              --          (5,000)            --           --
                                           ----------      ----------      ----------      ---------     --------
REPRICING GAP..........................    $1,465,730      $ (840,202)     $ (642,394)     $ (78,897)    $273,112
                                           ==========      ===========     ===========     ==========    ========
GAP TO TOTAL ASSETS....................         44.49%         (25.50)%        (19.50)%        (2.39)%       8.29%
CUMULATIVE GAP TO TOTAL ASSETS.........         44.49%          18.99 %         (0.51)%        (2.90)%       5.39%

______________
(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) Investment securities include FHLB stock of $53.2 million.
(3) ARMs and variable rate borrowings from the FHLB system ("FHLB advances") are primarily in the shorter categories as they are subject to interest rate adjustments.
(4) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.


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

ASSET QUALITY

 General

  The Company's loan portfolio is primarily secured by assets located in Southern California and is comprised principally of single family and multifamily (2 units or more) residential loans. At March 31, 1997 and 1996, 19% of Fidelity's real estate loan portfolio consisted of California single family residences, while another 11% and 62% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively.

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

  The Bank's internal asset review process reviews the quality and recoverability of each of those assets which exhibit credit risk to the Bank based on delinquency and other criteria in order to establish adequate general valuation allowance ("GVA") and specific valuation allowance ("SVA").


 Accelerated Asset Resolution Plan

  An important component of the Company's business strategy is the reduction of risk in the Bank's loan and REO portfolios. In the fourth quarter of 1995, the Bank adopted the Plan, which was designed to aggressively dispose of, resolve or otherwise manage a pool (the "AARP Pool") of primarily multifamily loans and REO that at that time were considered by the Bank to have higher risk of future nonperformance or impairment relative to the remainder of the Bank's multifamily loan portfolio. The Plan reflected both an acceleration in estimated timing of asset resolution, as well as a potential change in recovery method from the normal course of business.

  The AARP Pool originally consisted of 411 assets with an aggregate gross book balance of approximately $213.3 million, comprised of $137.0 million in gross book balance of loans and $76.3 million in gross book balance of REO. In an effort to maximize recovery on loans and REO included in the AARP Pool, the Plan allowed for a range of possible methods of resolution including, but not limited to, (i) individual loan restructuring, potentially including additional extensions of credit or write-offs of existing principal, (ii) foreclosure and sale of collateral properties, (iii) securitization of loans, (iv) the bulk sale of loans and (v) bulk sale or accelerated disposition of REO properties.

  As a consequence of the adoption of the Plan, the Bank recorded a $45.0 million loan portfolio charge in the fourth quarter of 1995, which was reflected as a credit to the Bank's allowance for estimated loan and REO losses. This amount represented the estimated additional losses, net of SVAs, anticipated to be incurred by the Bank in executing the Plan. Such additional losses represented, among other things, estimated reduced recoveries from restructuring loans and the acceptance of lower proceeds from the sale of individual REO and the estimated incremental losses associated with recovery through possible bulk sales of performing and nonperforming loans and REO.

  Through March 31, 1997, (i) $32.7 million in gross book balances of AARP Pool loans had been resolved through either a negotiated sale or discounted payoff,
(ii) $7.9 million in gross book balances of AARP Pool loans were collected through normal principal amortization or paid off through the normal course without loss, (iii) $22.5 million in gross book balances of AARP Pool loans had been modified or restructured and retained in the Bank's mortgage portfolio,
(iv) $8.0 million in gross book balances of AARP Pool loans were removed from the AARP Pool upon management's determination that such assets no longer met the risk profile for inclusion in the AARP Pool or that accelerated resolution of such assets was no longer appropriate and (v) $103.4 million in gross book balances of REO were sold ($40.9 million in gross book balances of AARP Pool loans were taken through foreclosure and acquired as REO since the inception of the AARP). As of March 31, 1997, the AARP Pool consisted of 87 assets with an aggregate gross book balance of $38.9 million, comprised primarily of accruing and nonaccruing multifamily real estate loans totaling approximately $25.0 million and REO properties totaling approximately $13.9 million, which are reported as real estate owned on the statement of financial condition. Through March 31, 1997, of the $45.0 million of reserves established in connection with the Plan, $24.4 million had been charged off and $14.1 million had been allocated to SVAs or REO writedowns in connection with the Bank's estimate of recovery for AARP Pool assets. The Bank anticipates that the remaining pool of AARP assets will be resolved by year-end 1997.

  Notwithstanding the actions taken by the Bank in implementing the Plan, there can be no assurance that the AARP Pool assets retained by the Bank will not result in additional losses. The Bank's allowance for loan and REO losses and the SVAs established in connection with such assets are ultimately subjective and inherently uncertain. There can be no assurance that further additions to the Bank's allowance for loan and REO losses will not be required in the future in connection with such assets, which could have an adverse effect on the Bank's financial condition, results of operations and levels of regulatory capital.


 Classified Assets

  Total classified assets decreased $29.2 million or 16.8% from December 31, 1996, to $144.9 million at March 31, 1997. This decrease was primarily due to a decrease in performing classified loans and the large volume of REO sales during the first quarter of 1997. While classified assets decreased from December 31, 1996 to March 31, 1997, the ratio of nonperforming assets ("NPAs") to total assets increased from 1.83% at December 31, 1996, to 1.92% at March 31, 1997. This increase is primarily due to an increased level of NPLs at March 31, 1997, compared to December 31, 1996.

  The following table presents net classified assets by property type at the dates indicated:

                                           MARCH 31,    DECEMBER 31,    SEPTEMBER 30,      JUNE 30,      MARCH 31,
                                              1997          1996             1996            1996          1996
                                           ----------   -------------   --------------   -----------   ------------
                                                                   (DOLLARS IN THOUSANDS)
Performing classified loans:
   Single family........................    $  2,757       $  4,555       $ 10,054        $  8,098       $  6,638
   Multifamily:
       2 to 4 units.....................       5,527          6,030          9,374          10,227         11,173
       5 to 36 units....................      50,306         60,785        146,050         148,073        115,857
       37 units and over................      12,196         10,375         42,861          43,564         48,656
                                            --------       --------       --------        --------       --------
          Total multifamily properties..      68,029         77,190        198,285         201,864        175,686
   Commercial and other.................       9,342         29,503(1)      40,628(1)       41,885(1)      39,955(1)
                                            --------       --------       --------        --------       --------
       Total performing classified loans      80,128        111,248        248,967         251,847        222,279
                                            --------       --------       --------        --------       --------
Nonperforming classified loans:
   Single family........................       7,001          8,019          7,478           6,306          5,897
   Multifamily:
       2 to 4 units.....................       5,527          5,959          4,897           4,453          4,950
       5 to 36 units....................      21,041         18,071         19,200          24,989         20,699
       37 units and over................       4,162          2,671          1,665           4,019          4,720
                                            --------       --------       --------        --------       --------
          Total multifamily properties..      30,730         26,701         25,762          33,461         30,369
   Commercial and other.................       1,982          1,405          3,240           3,525          3,845
                                            --------       --------       --------        --------       --------
       Total nonperforming classified         39,713         36,125         36,480          43,292         40,111
        loans...........................    --------       --------       --------        --------       --------
          Total classified loans........     119,841        147,373        285,447         295,139        262,390
                                            --------       --------       --------        --------       --------
REO:
   Single family........................       5,211          3,185          3,548           2,802          3,564
   Multifamily:
       2 to 4 units.....................       2,766          3,410          4,018           3,297          5,246
       5 to 36 units....................      11,218         13,574         12,331           7,457          7,345
       37 units and over................       2,812          1,844          1,844           1,265          1,439
                                            --------       --------       --------        --------       --------
          Total multifamily properties..      16,796         18,828         18,193          12,019         14,030
   Commercial and other.................       2,933          3,950          4,475           6,398          6,339
                                            --------       --------       --------        --------       --------
       Net REO before REO GVA...........      24,940         25,963         26,216          21,219         23,933
   REO GVA..............................      (1,300)        (1,300)        (1,000)           (700)          (400)
                                            --------       --------       --------        --------       --------
       Total REO........................      23,640         24,663         25,216          20,519         23,533
                                            --------       --------       --------        --------       --------
Other classified assets.................       1,382          2,060          2,503           3,100          2,979
                                            --------       --------       --------        --------       --------
       Total classified assets..........    $144,863       $174,096       $313,166        $318,758       $288,902
                                            ========       ========       ========        ========       ========

________________
(1) Includes a hotel property loan with a balance of $18.4 million at December 31, 1996.

 Delinquent Loans

  During the first quarter of 1997, total delinquent loans decreased $3.9 million, or 5.9%, from March 31, 1996. The following table presents loan delinquencies by number of days delinquent and by property type as of the dates indicated. All assets are reported net of specific reserves and writedowns.


                                                                   MARCH 31,    DECEMBER 31,    MARCH 31,
                                                                      1997          1996           1996
                                                                   ----------   -------------   ----------
                                                                           (Dollars in thousands)
Delinquencies by number of days:
  30 to 59 days.........................................                0.63%           0.55%        0.59%
  60 to 89 days.........................................                0.24            0.43         0.33
  90 days and over......................................                1.48            1.31         1.37
                                                                     -------         -------      -------
Loan delinquencies to net loan portfolio................                2.35%           2.29%        2.29%
                                                                     =======         =======      =======
Delinquencies by property type:
 Single family:
  30 to 59 days.........................................             $ 4,933         $ 4,986      $ 4,285
  60 to 89 days.........................................               1,947           3,479        1,704
  90 days and over......................................               6,770           7,747        5,897
                                                                     -------         -------      -------
                                                                      13,650          16,212       11,886
                                                                     -------         -------      -------
    Percent to applicable loan portfolio................                2.72%           3.15%        2.09%
Multifamily (2 to 4 units):
  30 to 59 days.........................................               1,856           1,023        1,914
  60 to 89 days.........................................                 958           1,790        1,735
  90 days and over......................................               5,527           5,959        4,951
                                                                     -------         -------      -------
                                                                       8,341           8,772        8,600
                                                                     -------         -------      -------
    Percent to applicable loan portfolio................                2.70%           2.79%        2.60%
Multifamily (5 to 36 units):
  30 to 59 days.........................................               5,100           5,617        8,427
  60 to 89 days.........................................               3,545           6,130        5,128
  90 days and over......................................              21,041          18,071       20,698
                                                                     -------         -------      -------
                                                                      29,686          29,818       34,253
                                                                     -------         -------      -------
    Percent to applicable loan portfolio................                2.18%           2.15%        2.33%
Multifamily (37 units and over):
  30 to 59 days.........................................               1,755           2,460          698
  60 to 89 days.........................................                  --              --           --
  90 days and over......................................               4,162           2,671        4,720
                                                                     -------         -------      -------
                                                                       5,917           5,131        5,418
                                                                     -------         -------      -------
    Percent to applicable loan portfolio................                1.94%           1.68%        1.67%
Commercial and Industrial:
  30 to 59 days.........................................               3,184             873        1,811
  60 to 89 days.........................................                 115             269          985
  90 days and over......................................               1,982           1,405        3,845
                                                                     -------         -------      -------
                                                                       5,281           2,547        6,641
                                                                     -------         -------      -------
      Percent to applicable loan portfolio..............                2.70%           1.26%        2.94%
Total loan delinquencies, net...........................             $62,875         $62,480      $66,798
                                                                     =======         =======      =======
Loan delinquencies to net loan portfolio................                2.35%           2.29%        2.29%
                                                                     =======         =======      =======

  The following table presents net delinquent loans at the dates indicated:

                                            MARCH 31,   DECEMBER 31,   SEPTEMBER 30,     JUNE 30,     MARCH 31,
                                              1997          1996           1996            1996         1996
                                            ---------   -----------    ------------      --------      ---------
                                                     (Dollars in thousands)
Number of days delinquent:
      30 to 59 days........................ $ 16,828       $ 14,959        $ 22,748     $ 23,467       $ 17,135
      60 to 89 days........................    6,565         11,668           8,260        8,026          9,552
      90 days and over.....................   39,482         35,853          36,249       43,292         40,111
                                             -------        -------         -------      -------        -------
           Total delinquencies............. $ 62,875       $ 62,480        $ 67,257     $ 74,785       $ 66,798
                                            ========       ========        ========     ========       ========


 Nonperforming Assets

  All assets and ratios are reported net of specific reserves and writedowns unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                           MARCH 31,    DECEMBER 31,    SEPTEMBER 30,      JUNE 30,      MARCH 31,
                                              1997          1996             1996            1996           1996
                                           ----------   -------------   --------------   ------------   ------------
                                                                    (Dollars in thousands)

NPAs by Type:
  NPLs....................................  $ 39,713     $ 36,125        $ 36,480       $ 43,292       $ 40,111
  REO, net of REO GVA.....................    23,640       24,663          25,216         20,519         23,533
                                            --------     --------        --------       --------       --------
   Total NPAs.............................  $ 63,353     $ 60,788        $ 61,696       $ 63,811       $ 63,644
                                            ========    =========        ========       ========       ========

NPAs by Composition:
     Single family residences.............  $ 12,212     $ 11,204        $ 10,968       $  9,108       $  9,461
     Multifamily 2 to 4 units.............     8,293        9,369           8,974          7,750         10,197
     Multifamily 5 units and over.........    39,233       36,160          35,040         37,730         34,202
     Commercial and other.................     4,915        5,355           7,714          9,923         10,184
     REO GVA..............................    (1,300)      (1,300)         (1,000)          (700)          (400)
                                            --------     --------        --------       --------        -------
     Total NPAs...........................    63,353       60,788          61,696         63,811         63,644
     Total troubled debt restructuring
      ("TDR").............................    42,696       45,196          49,575         57,079         53,745
                                            --------     --------        --------       --------        -------
     Total TDRs and NPAs..................  $106,049     $105,984        $111,271       $120,890       $117,389
                                            ========     ========        ========       ========       ========

Classified Assets:
     NPAs.................................  $ 63,353     $ 60,788        $ 61,696       $ 63,811       $ 63,644
     Performing classified loans..........    80,128      111,248(1)      248,967(1)     251,847(1)     222,279(1)
     Other classified assets..............     1,382        2,060           2,503          3,100          2,979
                                            --------     --------        --------       --------        -------
     Total classified assets..............  $144,863     $174,096        $313,166       $318,758       $288,902
                                            ========     ========        ========       ========       ========

Classified Asset Ratios:
   NPLs to total assets...................      1.21%        1.08%           1.10%          1.31%         1.22%
   NPAs to total assets...................      1.92%        1.83%           1.86%          1.94%         1.94%
   TDRs to total assets...................      1.30%        1.36%           1.49%          1.73%         1.64%
   NPAs and TDRs to total assets..........      3.22%        3.18%           3.35%          3.67%         3.58%
   Classified assets to total assets......      4.40%        5.23%           9.42%          9.67%         8.81%
   REO to NPAs............................     37.31%       40.57%          40.87%         32.16%        36.98%
   NPLs to NPAs...........................     62.69%       59.43%          59.13%         67.84%        63.02%


--------------
(1)  Includes a hotel property loan with a balance of $18.4 million.

  Direct costs of foreclosed real estate operations totaled $1.6 million and $1.8 million for the three months ended March 31, 1997 and 1996. The following table provides information about the change in the book value and the number of properties owned and obtained through foreclosure for the periods indicated:

                                                                      AT OR FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                    ----------------------------------
                                                                      1997                      1996
                                                                    ---------                 --------
                                                                          (DOLLARS IN THOUSANDS)
REO net book value................................................  $23,640                   $23,533
Net (decrease) increase in REO book value for the period..........   (1,024)                  $ 4,012

Number of real estate properties owned............................      135                       131
Increase in number of properties owned for the period.............        4                        22

Number of properties foreclosed for the period....................       73                        69
Gross book value of properties foreclosed.........................  $21,130                   $20,563
Average gross book value of properties foreclosed.................  $   289                   $   298


 Allowance for Estimated Loan and REO Losses

  The following table summarizes the Bank's reserves, writedowns and certain coverage ratios at the dates indicated:

                                                              MARCH 31,     DECEMBER 31,    MARCH 31,
                                                                1997           1996           1996
                                                              --------     ------------    ---------
Loans:                                                                (DOLLARS IN THOUSANDS)
  GVA........................................................  $22,550         $25,308      $38,202
  SVA........................................................   30,332          32,200       43,228
                                                               -------         -------      -------
   Total allowance for estimated losses (1)..................  $52,882         $57,508      $81,430
                                                               =======         =======      =======
  Writedowns (2).............................................  $   146         $   146      $   316
                                                               =======         =======      =======
  Total allowance and loan writedowns to gross loans (3).....     1.96%           2.09%        2.74%
  Total loan allowance to gross loans (3)....................     1.95%           2.08%        2.73%
  Loan GVA to loans (3)......................................     0.85%           0.93%        1.31%
  Loan GVA to NPLs...........................................    56.78%          70.06%       95.24%
  NPLs to total loans........................................     1.50%           1.34%        1.39%

REO:
  REO GVA....................................................  $ 1,300         $ 1,300      $   400
  SVA........................................................      886             781        2,693
                                                               -------         -------      -------
   Total allowance for estimated losses......................  $ 2,186         $ 2,081      $ 3,093
                                                               =======         =======      =======
  Writedowns (2).............................................  $13,281         $14,819      $18,157
                                                               =======         =======      =======
Total REO allowance and REO writedowns to
  gross REO..................................................    39.55%          40.66%       47.45%

  Total REO allowance to gross REO (4).......................      8.4%           7.78%       11.62%
  REO GVA to REO (3).........................................     5.21%           5.01%        1.67%
 Total Loans and REO:
  GVA........................................................  $23,850         $26,608      $38,602
  SVA........................................................   31,218          32,981       45,921
                                                               -------         -------      -------
   Total allowance for estimated losses (1)..................  $55,068         $59,589      $84,523
                                                               =======         =======      =======
  Writedowns (2).............................................  $13,427         $14,965      $18,473
                                                               =======         =======      =======
Total allowance and writedowns to gross loans and
  REO........................................................     2.49%           2.66%        3.41%
  Total allowance to gross loans and REO (3).................     2.01%           2.14%        2.81%
  Total GVA to loans and REO (3).............................     0.89%           0.97%        1.31%
  Total GVA to NPAs..........................................    36.89%          42.86%       60.27%

___________
(1) At March 31, 1997, December 31, 1996 and March 31, 1996, the allowance for estimated loan losses includes $14.1 million, $16.7 million and $31.8 million, respectively, of remaining loan GVA and SVA for the Plan. See "--Asset Quality--Accelerated Asset Resolution Plan."
(2) Writedowns include cumulative charge-offs on outstanding loans and REO as of the dates indicated.
(3) Loans and REO, as applicable, in these ratios are calculated prior to their reduction for loan and REO GVA, respectively, but are net of specific reserves and writedowns.
(4) Net of writedowns.

  The following schedule summarizes the activity in the Bank's allowances for estimated loan and real estate losses:

                                                             THREE MONTHS ENDED MARCH 31,
                                    ------------------------------------------------------------------------------
                                                     1997                                    1996
                                    -------------------------------------   --------------------------------------
                                                  REAL ESTATE                              REAL ESTATE
                                     LOANS (1)       OWNED         TOTAL      LOANS (1)       OWNED         TOTAL
                                    ----------   ------------   ----------   ----------   ------------   ---------
                                                                (DOLLARS IN THOUSANDS)

 Balance on January 1,...........   $  57,508         $2,081    $  59,589    $  89,435       $  3,492    $  92,927
    Provision for losses.........       4,251            742        4,993        3,905            668        4,573
    Charge-offs..................     (10,063)          (797)     (10,860)     (12,127)        (1,391)     (13,518)
    Allocation from GVA to REO...          --             --           --         (324)           324           --
    Recoveries and other.........       1,186            160        1,346          541             --          541
                                    ---------         ------    ---------    ---------       --------    ---------
 Balance on March 31,............   $  52,882         $2,186    $  55,068    $  81,430       $  3,093    $  84,523
                                    =========         ======    =========    =========       ========    =========


-----------------
(1) All allowances for loan losses are for the Bank's portfolio of mortgage loans.


  The following table details the activity affecting specific loss reserves for the periods indicated:

                                                    THREE MONTHS ENDED
                                                      MARCH 31, 1997
                                          -------------------------------------
                                                       REAL ESTATE
                                            LOANS         OWNED         TOTAL
                                          ----------   ------------   ---------
                                                 (DOLLARS IN THOUSANDS)

Balance on January 1,...............       $  32,200       $  781     $  32,981
    Allocations from GVA to specific
     Reserves.......................           8,195          902         9,097
    Charge-offs.....................         (10,063)        (797)      (10,860)
                                            ---------       ------     ---------
Balance at end of period indicated...      $  30,332       $  886     $  31,218
                                            =========       ======     =========


NONINTEREST INCOME (EXPENSE)

  Noninterest income has three major components: (a) noninterest income from ongoing operations, which includes loan fee income, gains or losses on loans held for sale, fees earned on the sale of uninsured investment products and retail banking fees, (b) income/expenses associated with REO, which includes both the provision for real estate losses as well as income/expenses incurred by the Bank associated with the operation of its REO properties and (c) gains and losses on the sales of loan servicing, investment securities and MBS. Items (b) and (c) can fluctuate widely, and could therefore mask the underlying fee generating performance of the Company on an ongoing basis.

  Net noninterest income increased by $1.4 million from $0.3 million in the first quarter 1996 to $1.7 million in the first quarter 1997. The major components of this increase are: (a) net gains from MBS activities in the first quarter of 1997 increased by $1.2 million primarily as a result of increased sales and (b) fee income from uninsured investment product increased by $0.3 million primarily as a result of increased sales.


OPERATING EXPENSES

  Operating expenses decreased by $2.3 million to $14.3 million for the first quarter 1997 compared to $16.6 million for the first quarter 1996. The change was primarily due to (a) a $0.3 million decrease in personnel and benefit expense due to a decline of 65 or 12.2% in the three month average number of FTEs, (b) a decrease of $1.5 million of FDIC insurance costs due to the recapitalization of the SAIF in 1996 and an upgrade in the Bank's assessment classification and (c) a decrease of $0.5 million in occupancy and other office related costs which was largely tied to the overall reduction in personnel and overhead costs.

  Decreased operating expenses resulted in a decrease in the annualized operating expense ratio to 1.72% for the first quarter 1997 from 2.04% for the first quarter 1996, based on the total average asset size of the Company of approximately $3.3 billion for the quarters ended March 31, 1997 and 1996.

  Due to the sensitivity of the operating expense ratio to changes in the size of the balance sheet, management also looks at trends in the efficiency ratio to assess the changing relationship between operating expenses and income. The efficiency ratio measures the amount of cost expended by the Company to generate a given level of revenues in the normal course of business. It is computed by dividing total operating expense by net interest income and noninterest income, excluding infrequent items. A decrease in the efficiency ratio is favorable in that it indicates less expenses were incurred to generate a given level of revenue.

  The efficiency ratio decreased to 61.97% for the first quarter 1997 from 67.71% for the first quarter 1996. This decrease was due to increased noninterest income and decreased operating expense.


INCOME TAXES

  The Company's combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. The effective tax benefit rate of 66.3% on income before income taxes for the quarter ended March 31, 1997, reflects the federal and state tax benefit attributable to the utilization of net operating loss carryforwards, and the partial recognition of the deferred tax asset through a $2.4 million reduction of the related valuation allowance, offset by a $0.l million current tax expense.

  As of December 31, 1996 a valuation allowance was provided for the total net deferred tax asset. Under Statement of Financial Accounting Standards
("SFAS") No. 109, Accounting for Income Taxes, the reduction in valuation allowance is dependent upon a "more likely than not" expectation of realization of the deferred tax asset, based upon the weight of available evidence. The Company has realized book earnings, before unusual items, for each of the five consecutive quarters ended March 31, 1997. The loss reflected for the quarter ended September 30, 1996, was attributable to a one-time $18 million SAIF assessment which is considered a nonrecurring item. After consideration of the Company's recent earnings history and other available evidence, management of the Company determined that under the criteria of SFAS No. 109 it was appropriate to record a $2.3 million net tax benefit for the quarter ended March 31, 1997.

  The analysis of available evidence is performed each quarter utilizing the "more likely than not" criteria required by SFAS 109 to determine the amount, if any, of the deferred tax asset to be realized. Accordingly, there can be no assurance that the Company will recognize additional portions of its deferred tax asset in future periods. Moreover, the criteria of SFAS No. 109 could require the partial or complete recapture of the $2.4 million deferred tax benefit into expense in future periods.

REGULATORY CAPITAL COMPLIANCE

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the Office of Thrift Supervision (the "OTS") to implement a system providing for regulatory sanctions against institutions that are not adequately capitalized. The severity of these sanctions increases to the extent that an institution's capital continues to decline. Under FDICIA, the OTS issued the Prompt Corrective Action ("PCA") regulations which established specific capital ratios for five separate capital categories as set forth below:

                                     CORE CAPITAL TO      CORE CAPITAL
                                        ADJUSTED               TO               TOTAL CAPITAL
                                      TOTAL ASSETS        RISK-WEIGHTED               TO
                                    (LEVERAGE RATIO)         ASSETS          RISK-WEIGHTED ASSETS
                                 --------------------   -----------------   -----------------------
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


  The following table summarizes the capital ratios required by FDICIA for an institution to be considered well capitalized and Fidelity's regulatory capital at March 31, 1997 as compared to such ratios.


                                      CORE CAPITAL TO            CORE CAPITAL TO            TOTAL CAPITAL TO
                                         ADJUSTED                 RISK-WEIGHTED               RISK-WEIGHTED
                                       TOTAL ASSETS                  ASSETS                      ASSETS
                                   ---------------------      ----------------------      ----------------------
                                     BALANCE        %           BALANCE        %            BALANCE        %
                                   -----------    -----       -----------    ------       -----------    -----
                                                              (DOLLARS IN THOUSANDS)
Fidelity's regulatory capital      $   213,200     6.47%      $   213,200     11.12%      $   235,800    12.29%
Well capitalized requirement           164,700     5.00           115,100      6.00           191,800    10.00%
                                   -----------    -----       -----------    ------       -----------    -----
Excess capital                     $    48,500     1.47%      $    98,100      5.12%      $    44,000     2.29%
                                   ===========    =====       ===========    ======       ===========    =====

Adjusted assets (1)                $ 3,293,800                $ 1,918,100                  $ 1,918,100
                                   ===========                ===========                  ===========

____________
(1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of core capital requirements, and refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb) for purposes of risk-based capital requirements.


  FDICIA also required the OTS and the federal bank regulatory agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. On January 1, 1994, the OTS proposed an interest rate risk component for its regulatory capital rule. Under the proposed rule, savings institutions with "above-normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. No interest rate risk component would have been required to be added to the Bank's risk-based capital requirement at March 31, 1997 had the rule been in effect.

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

  The following table summarizes the regulatory capital requirements under FIRREA for Fidelity at March 31, 1997. As indicated in the table, Fidelity's capital levels at March 31, 1997 exceeded all three of the currently applicable minimum FIRREA capital requirements.

                                                                                                                      RISK-BASED
                                                   TANGIBLE CAPITAL                      CORE CAPITAL                   CAPITAL
                                          -------------------------------   ----------------------------------------  -----------

                                           BALANCE              %             BALANCE            %           BALANCE           %
                                         ------------   -----------------   ------------   -----------   ------------   ---------
                                                                       (DOLLARS IN THOUSANDS)
Stockholders' equity (1)..............    $  210,500                         $  210,500                    $  210,500
Unrealized losses on securities.......         2,800                              2,800                         2,800
Adjustments
   Intangible assets..................          (300)                                --                            --
   Nonqualifying mortgage servicing
       rights.........................          (100)                              (100)                         (100)
   Nonincludable subsidiaries.........            --                                 --                            --
   GVA................................            --                                 --                        22,600
                                          ----------                         ----------                    ----------
Regulatory capital (2)................       212,900           6.46%            213,200          6.47%        235,800       12.29%
Required minimum......................        49,400           1.50              98,800          3.00         153,400        8.00
                                          ----------          -----          ----------         -----      ----------       -----
Excess capital........................    $  163,500           4.96%         $  114,400          3.47%     $   82,400        4.29%
                                          ==========          =====          ==========         =====      ==========       =====
Adjusted assets (3)...................    $3,293,500                         $3,293,800                    $1,918,100
                                          ==========                         ==========                    ==========

------------
(1) Fidelity's total stockholders' equity, in accordance with generally accepted accounting principles, was 6.40% of its total assets at March 31, 1997.

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


 FHLB Advances


  The Bank had net repayments of FHLB advances of $62.7 million for the three months ended March 31, 1997. This compares to net repayments of $60.0 million for the three months ended March 31, 1996.


 Commercial paper


  Commercial paper outstanding remained at the same level during the three months ended March 31, 1997 compared to an increase of $50.0 million for the three months ended March 31, 1996.


 Loan payments and payoffs


  Loan principal payments, including prepayments and payoffs, provided $53.9 million for the three months ended March 31, 1997 compared to $56.1 million for the same period in 1996. The Bank expects that loan payments and prepayments will remain a significant funding source.

 Sales of securities


  The sale of investment securities and MBS provided $56.8 million for the quarter ended March 31, 1997. There were no such sales for the three months ended March 31, 1996. The Bank held $349.9 million and $190.5 million of investment securities and MBS in its available for sale portfolio as of March 31, 1997 and 1996, respectively.


 Undrawn sources


  Fidelity maintains other sources of liquidity to draw upon, which at March 31, 1997 included (a) a line of credit with the FHLB with $507.2 million available (assuming all of the $150.0 million commercial paper capacity is used); (b) unused commercial paper facility capacity of $110.0 million; (c) $196.4 million in unpledged securities available to be placed in reverse repurchase agreements or sold; and (d) $618.8 million of unpledged loans, some of which would be available to collateralize additional FHLB or private borrowings, or be securitized.


 Deposits


  At March 31, 1997, Fidelity had deposits of $2.5 billion. The following table presents the distribution of the Bank's deposit accounts:


                                               MARCH 31, 1997              DECEMBER 31, 1996
                                            ----------------------   ----------------------------
                                                          PERCENT                     PERCENT
                                             AMOUNT      OF TOTAL       AMOUNT        OF TOTAL
                                           -----------   ---------   -----------   --------------
                                                            (DOLLARS IN THOUSANDS)
Money market savings accounts...........    $   63,015        2.5%      $   65,605         2.6%
Checking accounts.......................       297,220       11.8          287,711        11.5
Passbook accounts.......................        53,082        2.1           53,665         2.2
                                            ----------     ------       ----------      ------
   Total transaction accounts...........       413,317       16.4          406,981        16.3
                                            ----------     ------       ----------      ------
Certificates of deposit $100,000 and           562,813       22.4          543,336        21.8
 over...................................
Certificates of deposit less than            1,540,861       61.2        1,545,616        61.9
 $100,000...............................    ----------     ------       ----------      ------
   Total certificates of deposit........     2,103,674       83.6        2,088,952        83.7
                                            ----------     ------       ----------      ------
      Total deposits....................    $2,516,991      100.0%      $2,495,933       100.0%
                                            ==========     ======       ==========      ======

  The Company is currently eligible to accept brokered deposits; however, there were no brokered deposits outstanding at March 31, 1997 and 1996.


 Repurchase Agreements


  From time to time the Company enters into reverse repurchase agreements by which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to one year). The Company deals only with dealers who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board or perceived by management to be financially strong. There were no reverse repurchase agreements outstanding at March 31, 1997 compared to repurchase agreements outstanding of $9.9 million at March 31, 1996. In the three months ended March 31, 1997, the Company borrowed and repaid funds from reverse repurchase agreements of $25.5 million compared to $9.9 million of funds borrowed and repaid during the three months ended March 31, 1996.


 Loan Fundings


  Fidelity originated and purchased $6.5 million of gross loans (excluding Fidelity's refinancings) in the three months ended March 31, 1997 compared to $0.3 million in the same period of 1996.

 Contingent or potential uses of funds


  The Bank had no unfunded loans at March 31, 1997 and 1996.


 Liquidity


  The OTS regulations require the maintenance of an average daily balance of liquid assets of at least 5% of the average daily balance of the net withdrawable accounts and short term borrowings (the "regulatory liquidity ratio"). The Bank's average regulatory liquidity ratio was 5.61% and 5.50% for the quarters ended March 31, 1997 and 1996, respectively.


 Holding Company Liquidity


  At March 31, 1997, Bank Plus had cash and cash equivalents of $0.5 million and no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity and Gateway in order to fund its cash needs, including any payment obligations with respect to the potential exchange offer of Bank Plus Senior Notes for Fidelity's Preferred Stock. In connection therewith, Fidelity's Board of Directors has approved the payment of a cash dividend to Bank Plus in the approximate amount of $1.6 million, to assist in funding Bank Plus' future payment obligations with respect to the Senior Notes. Such dividend will be paid, if at all, only upon consummation of the aforementioned exchange offer. See "--Recent Developments". Both Gateway's and Fidelity's ability to pay dividends or otherwise provide funds to Bank Plus are subject to significant regulatory restrictions.



PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

  The Bank was named as a defendant in a purported class action lawsuit alleging violations of federal securities laws in connection with the offering of common stock by the Bank in 1994 as part of the Bank's previously reported 1994 Restructuring and Recapitalization. The suit was filed by Harbor Finance Partners ("Harbor") in an alleged class action complaint in the United States District Court-Central District of California on July 28, 1995 and originally named as defendants the Bank, Citadel Holding Corporation ("Citadel"), Richard
M. Greenwood (the Bank's chief executive officer and Citadel's former chief executive officer), J. P. Morgan Securities, Inc., and Deloitte & Touche LLP. The suit alleged that false or misleading information was provided by the defendants in connection with the Bank's 1994 Restructuring and Recapitalization and stock offering and that the defendants knew and failed to disclose negative information concerning the Bank. A motion to dismiss the original complaint was filed by the Bank, and was granted without opposition. Thereafter, Harbor filed an amended complaint which did not include J. P. Morgan Securities, Inc. and Deloitte & Touche LLP as defendants and which contained some factual and legal contentions which were different from those set forth originally. On May 21, 1996, the court granted the Bank's and Greenwood's motion to dismiss the first amended complaint, but granted leave to amend. Following the filing of a second amended complaint, the Bank and Greenwood filed a motion to dismiss. At a hearing on July 22, 1996, the court ruled that the case should be dismissed with prejudice and a formal order to that effect was submitted to the court for execution. Harbor lodged certain objections to the proposed order, including objections that the state law claims in the second amended complaint should not be dismissed with prejudice. The court's order of dismissal was entered on August 5, 1996 and provided that all claims asserted in the second amended complaint under federal law were dismissed with prejudice and those under state law were dismissed without prejudice to their renewal in state court pursuant to 28 U.S.C. (S)1367(b)(3). Harbor has filed a notice of appeal to the order of dismissal. Briefing in the appeal is now concluded and the appeal awaits hearing and disposition. On August 30, 1996, Harbor filed an alleged class action complaint in state court containing allegations similar to those raised in the federal court action as well as claims for unfair business practices to which the Bank and Greenwood filed demurrers seeking to have the case dismissed for failure to state a legally sufficient claim. These demurrers were sustained without leave to amend on March 13, 1997 and it is expected that a judgment of dismissal will be entered in the trial court. The plaintiff will have 60 days from notice of the entry of judgment to file an appeal.

  In addition, the Bank is a defendant in several individual and purported class actions brought by several borrowers which raise claims with respect to the manner in which the Bank serviced certain adjustable rate mortgages which were originated during the period 1983 through 1988. The actions have been filed between July

1, 1992 and February of 1995. In one case the Bank won a summary judgment in Federal District Court. This judgment was appealed. On July 25, 1996, the Ninth Circuit Court of Appeals filed its opinion which affirmed in part, reversed in part and remanded back to the Federal District Court for further hearing. In three Los Angeles Superior Court cases, judgment in favor of the Bank was recently entered. Plaintiff has appealed in all three cases. Two other cases are pending in the Los Angeles Superior Court. The plaintiffs' principal claim is that the Bank selected an inappropriate review date to consult the index upon which the rate adjustment is based that was one or two months earlier than what was required under the terms of the notes. In a declining interest rate environment, the lag effect of an earlier review period defers the benefit to the borrower of such decline, and the reverse would be true in a rising interest rate environment. The Bank strongly disputes these contentions and is vigorously defending these suits. The legal responsibility and financial exposure of these claims presently cannot be reasonably ascertained and, accordingly, there is a risk that the final outcome of one or more of these claims could result in the payment of monetary damages which could be material in relation to the financial condition or results of operations of the Bank. The Bank does not believe the likelihood of such a result is probable and has not established any specific litigation reserves with respect to such lawsuits.

  In the normal course of business, the Company and certain of its subsidiaries have a number of other lawsuits and claims pending. Although there can be no assurance, the Company's management and its counsel believe that none of the foregoing lawsuits or claims will have a material adverse effect on the financial condition or business of the Company.

ITEM 2.   CHANGES IN SECURITIES

  Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  At the annual meeting of shareholders held on April 30, 1997, the shareholders elected Waldo H. Burnside, Lilly V. Lee and Mark Sullivan III to the Board of Directors of Bank Plus to serve for three year terms, approved certain amendments to and a restatement of the Company's 1996 Stock Option Plan, and ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for 1997. Of the 18,245,265 shares of Common Stock outstanding as of the record date, March 26, 1997, the following indicates the number of votes cast for and against, as well as the number of votes abstaining and broker non-votes, with respect to each of the three directors, the amendments and restatement of the Company's 1996 Stock Option Plan and the ratification of Deloitte & Touche LLP:

                                                                             NUMBER OF VOTES
                                                             -----------------------------------------------
                                                                                                   BROKER
                                                                FOR           AGAINST    ABSTAIN   NON-VOTES
                                                             -----------      -------    -------   ---------
Proposal 1 - Election of Directors:
  Waldo H. Burnside.......................................... 15,746,911       2,225        --         N/A
  Lilly V. Lee............................................... 15,746,911       2,225        --         N/A
  Mark Sullivan III.......................................... 15,746,911       2,225        --         N/A
Proposal 2 - Amendments to, and a restatement of, the 1996
  Stock Option Plan.......................................... 12,016,047   3,722,079    11,010          --
Proposal 3 - Ratification of Independent Public Accountants.. 15,733,646       7,150     8,340         N/A


ITEM 5.   OTHER INFORMATION

  Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

           EXHIBIT
             NO.                                                            DESCRIPTION
-----------------------------   ----------------------------------------------------------------------------------------------------

   2.1                          Agreement and Plan of Reorganization, dated as of March 27, 1996, among Fidelity, Bank Plus
                                Corporation and Fidelity Interim Bank. (incorporated by reference to Exhibit 2.1 to the Form 8-B of
                                Bank Plus filed with the SEC on April 22, 1996 (the ''Form 8-B'')).*

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

   10.11                        Purchase of Assets and Liability Assumption Agreement by and between Home Savings of
                                America, FSB and Fidelity, dated as of July 19, 1994 (incorporated by reference to Exhibit 10.11 to the Form 8-B).*

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

   10.15                        Guaranty Agreement, dated August 3, 1994, by Citadel in favor of Fidelity (incorporated by reference to Exhibit 10.15 to the Form 8-B).*


           EXHIBIT
             NO.                                                            DESCRIPTION
-----------------------------   ----------------------------------------------------------------------------------------------------

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

   10.24                        Amended and Restated 1996 Stock Option Plan

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

   10.38                        Supervisory Agreement dated June 28, 1995, between Fidelity and the OTS (incorporated by reference to Exhibit 10.38 to the Form 8-B).*


           EXHIBIT
             NO.                                                            DESCRIPTION
-----------------------------   ----------------------------------------------------------------------------------------------------
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

   10.42                        First Amendment to Standard Office Lease--Modified Gross, dated as of May 15, 1995 between the Bank and Citadel Realty, Inc (incorporated by reference to Exhibit 10.42 to the quarterly report on Form
                                10-Q for the quarterly period ended September 30, 1996) .*

   10.43                        Second Amendment to Standard Office Lease--Modified Gross, dated as of October 1, 1996, between the
                                Bank and Citadel Realty, Inc (incorporated by reference to Exhibit 10.43 to the quarterly report on
                                Form 10-Q for the quarterly period ended September 30, 1996).*

   10.44                        Form of Indemnity Agreement between Bank Plus and its directors and senior officers (incorporated by reference to Exhibit 10.44 to the quarterly report on Form 10-Q for the quarterly period ended
                                September 30, 1996).*

   10.55                        Promissory Note, dated July 31, 1996, from Richard M. Greenwood to Bank Plus (incorporated by reference to Exhibit 10.55 to the 1996 Form 10-K).*

   27.                          Financial Data Schedule.
-----------------------------

* Indicates previously filed documents.

  (b)  Reports on Form 8-K
       None

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BANK PLUS CORPORATION
                        Registrant


Date:  May 7, 1997             /s/ Richard M. Greenwood
                        --------------------------------------

                                 Richard M. Greenwood
                        President and Chief Executive Officer;
                              Vice Chairman of the Board

Date:  May 7, 1997              /s/ William L. Sanders
                        --------------------------------------

                                 William L. Sanders
                            Executive Vice President and
                               Chief Financial Officer

