Form 10-K405/A
period 1996-12-31
BANK PLUS CORP
filed 1997-06-13
CIK 1012616

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             BANK PLUS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      For the Year Ended December 31, 1996

                                     PART I

                                                                            PAGE
                                                                            ----
 Item 1.  Business.......................................................      1
          General........................................................      1
          Business Strategy..............................................      4
          Retail Financial Services Group................................      6
          Lending Activities.............................................      7
          Credit Administration..........................................     14
          Credit Loss Experience.........................................     24
          Foreclosure Policies...........................................     29
          Real Estate Acquired in Settlement of Loans....................     29
          Bulk Sales.....................................................     31
          Treasury Activities............................................     31
          Sources of Funds...............................................     33
          Interest Rate Risk Management..................................     37
          Competition....................................................     37
          Employees......................................................     38
          Regulation and Supervision.....................................     38
 Item 2.  Properties.....................................................     50
 Item 3.  Legal Proceedings..............................................     50
 Item 4.  Submission of Matters to a Vote of Security Holders............     51

                                    PART II

 Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters...........................................     52
 Item 6.  Selected Financial Data........................................     53
 Item 7.  Management's Discussion and Analysis of Financial Condition and     55
           Results of Operations.........................................
          Forward-Looking Statements.....................................     55
          Overview.......................................................     55
          Results of Operations..........................................     55
          Net Interest Income............................................     56
          Asset/Liability Management.....................................     59
          Asset Quality..................................................     62
          Noninterest Income/Expense.....................................     66
          Operating Expenses.............................................     67
          Income Taxes...................................................     68
          Regulatory Capital Compliance..................................     70
          Capital Resources and Liquidity................................     72
 Item 8.  Financial Statements and Supplementary Data....................    F-1
 Item 9.  Change in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................   II-1

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............   II-1
 Item 11. Executive Compensation.........................................   II-1
 Item 12. Security Ownership of Certain Beneficial Owners and Management.   II-1
 Item 13. Certain Relationships and Related Transactions.................   II-1

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K......................................................   II-1
          Signatures.....................................................   II-5

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

  Total deposits at Fidelity have decreased $1.0 billion from December 31, 1992 to December 31, 1996. Management believes the decrease can be attributed to five major factors. First, as a result of a profitability analysis of its branch system conducted by the Bank in 1994, the Bank determined that nine branch offices were marginally profitable. Consequently, these nine branches were sold, resulting in a reduction of deposits of approximately $340 million. Second, during 1994 approximately $150 million in non-retail (wholesale) deposits matured at interest rates that were no longer desirable to the Bank. The maturing of these high interest rate deposits, particularly in light of the strategy of the Bank's management to fund the Bank utilizing retail deposits, resulted in the runoff of the approximately $150 million in non-retail deposits. Third, the market for deposits in Southern California is highly competitive and the Bank's strategy during this period was to price deposits based on the average rate for similar products offered by the Bank's local competitors. This, along with the Bank's relatively low advertising expenditures, has contributed to its reduction in deposits. Fourth, during the 1980s, there had been significant marketing efforts to attract retirement plan accounts, such as IRAs, to Fidelity. However, Fidelity subsequently determined that the pricing of retirement plan accounts compared to other alternatives for deposits made retirement plan accounts an unattractive source of capital. In contrast to some of its competitors, Fidelity was not willing to waive annual fees for such retirement plan accounts. As a result, approximately $199 million in retirement plan deposits were withdrawn from the Bank. Finally, the declining interest rate environment has made insured savings deposit products unattractive relative to uninsured products, such as mutual funds. Of the total net deposit outflow in 1996, $21.5 million was in transaction accounts and $83.6 million was in certificate of deposit accounts. The Company may consider exploring potential sales or purchases of branches from time to time to further its business strategy.

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

  Despite having closed its origination operations in 1994, the Bank originated $18.5 million in first and second trust deed mortgages in 1995 in connection with prior commitments to originate loans that had not yet been funded, in connection with the sale of the Bank's former headquarters building to Citadel and in connection with the sale of REO. In 1996, the Bank originated $5.8 million in first and second trust deed mortgages, principally in connection with the sale of REO.

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

  The following table details the activity in the loan portfolio for the periods indicated:

                                         YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1996        1995        1994        1993        1992
                          ----------  ----------  ----------  ----------  ----------
                                          (DOLLARS IN THOUSANDS)
Principal balance at
 beginning of period....  $2,935,116  $3,288,303  $3,712,051  $3,990,449  $4,548,457
Real estate loans
 originated:
  Conventional:
    Single family.......         --        3,411     238,944     271,316     261,563
    Multifamily:
      2 to 4 units......         --          515      38,100      42,931      29,931
      5 to 36 units.....       1,673       4,743      68,862      89,935     121,940
      37 units and over.       3,628       3,207      65,940      12,887      19,588
                          ----------  ----------  ----------  ----------  ----------
        Total
         multifamily....       5,301       8,465     172,902     145,753     171,459
    Commercial and
     industrial.........         533       6,586       5,597       1,335         993
                          ----------  ----------  ----------  ----------  ----------
      Total real estate
       loans
       originated(1)....       5,834      18,462     417,443     418,404     434,015
                          ----------  ----------  ----------  ----------  ----------
Real estate loans
 purchased:
  Single family(2)......       7,444      (1,237)    100,756         --          --
  Multifamily:
    2 to 4 units........         319         --          250         --          --
    5 to 36 units.......         --          --        2,466       3,741         241
    37 units and over...         --          --          665         --        1,434
                          ----------  ----------  ----------  ----------  ----------
      Total multifamily.         319         --        3,381       3,741       1,675
  Commercial and
   industrial...........         262       2,171         --          210         --
                          ----------  ----------  ----------  ----------  ----------
      Total real estate
       loans purchased..       8,025         934     104,137       3,951       1,675
                          ----------  ----------  ----------  ----------  ----------
    Total real estate
     loans funded.......      13,859      19,396     521,580     422,355     435,690
                          ----------  ----------  ----------  ----------  ----------
Loans sold or
 securitized:
  Whole loans...........      (4,508)   (123,080)   (326,797)   (137,870)   (319,914)
  Bulk Sales............         --          --     (341,432)        --          --
  Repurchases...........       6,577       9,850       9,072      22,867       1,202
                          ----------  ----------  ----------  ----------  ----------
    Total loans sold or
     securitized........       2,069    (113,230)   (659,157)   (115,003)   (318,712)
                          ----------  ----------  ----------  ----------  ----------
Payments and refinances.    (286,577)   (236,650)   (310,697)   (575,348)   (672,996)
Increase (decrease) in
 non-real estate loans..         333      (1,211)     (1,507)        720         257
Other (decrease)
 increase in total
 loans, net.............      (4,796)        741       9,403       8,433       9,656
Decrease (increase) in
 reserves for loan
 losses.................      31,927     (22,233)     16,630     (19,555)    (11,903)
                          ----------  ----------  ----------  ----------  ----------
Net decrease in total
loans, net..............    (243,185)   (353,187)   (423,748)   (278,398)   (558,008)
                          ----------  ----------  ----------  ----------  ----------
Principal balance at end
 of period..............  $2,691,931  $2,935,116  $3,288,303  $3,712,051  $3,990,449
                          ==========  ==========  ==========  ==========  ==========
Loans serviced for
 others.................  $  433,767  $  600,288  $1,147,015  $  888,362  $  982,698
                          ==========  ==========  ==========  ==========  ==========

--------
(1) Includes loans originated to finance sales of REO of $4.8 million, $9.0 million, $27.0 million, $51.6 million, and $11.2 million for the years ended December 31, 1996, 1995, 1994, 1993, and 1992, respectively.

(2) Net of repurchases.

 Sale of Loans

  Over the past several years, the Bank has sold a portion of its loans in the secondary mortgage market. During 1996, the Bank sold $4.5 million of loans and repurchased $6.6 million of loans sold in prior periods as described below. Net loan sales totaled approximately $0.4 million and $273.3 million for the years ended December 31, 1995 and 1994, respectively. In addition, sales of mortgage backed securities ("MBSs") totaled $65.5 million, $160.7 million, and $137.1 million, for the years ended December 31, 1996, 1995 and 1994, respectively. In addition to loan sales in the normal course of business, the Bank consummated loan bulk sales during 1994 of $563.3 million of NPAs and other problem assets. See "--Bulk Sales." Fidelity is an approved originator and servicer for the Federal National Mortgage Association (the "FNMA"), the Federal Home Loan Mortgage Corporation (the "FHLMC") and the Federal Housing Administration (the "FHA").

  As of December 31, 1996, the Company had certain loans with a gross principal balance of $90.3 million, of which $75.5 million had been sold in the form of mortgage pass-through certificates, over various periods of time, to four investor financial institutions leaving a balance of $14.8 million in loans retained by the Company. These mortgage pass-through certificates provide a credit enhancement to the investors in the form of the Company's subordination of its retained percentage interest to that of the investors. In this regard, the aggregate of $75.5 million held by the investors are deemed Senior Mortgage Pass-Through Certificates and the $14.8 million in loans held by the Company are subordinated to the Senior Mortgage Pass-Through Certificates in the event of borrower default. Full recovery of the $14.8 million is subject to this contingent liability due to its subordination. In 1993, the Bank repurchased as an investment a portion of the mortgage pass-through certificates, and at December 31, 1996, the balance of the repurchased certificate was $25.9 million and was included in the mortgage-backed securities available for sale portfolio and accounted for in accordance with SFAS No. 115. The other Senior Mortgage Pass-Through Certificates totaling $49.6 million at December 31, 1996 are owned by other investor institutions. Charge-offs resulting from the subordination of the Company's retained percentage interest have been $0.1 million, $4.3 million and $0.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Due to the subordination of the retained percentage interest, the Company considers all the loans underlying the Senior Mortgage Pass-Through Certificates in determining its allowance for loan losses and any estimated losses are reflected in the provision for loan losses.

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

  As part of a credit enhancement to absorb losses relating to the ACES transaction, the Company has pledged and placed in a trust account, as of December 31, 1996, $13.3 million, comprised of $7.6 million in cash and $5.7 million in U.S. Treasury securities at book value. The Company shall absorb losses, if any, which may be incurred on the securitized multifamily loans to the extent of $12.8 million. FNMA is responsible for any losses in excess of the $12.8 million. The Company has charged-off $3.8 million, $3.7 million and $3.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. The corresponding contingent liability for credit losses secured by the trust assets was $6.6 million and $3.8 million at December 31, 1996 and 1995, respectively, and is included in other liabilities.

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

  Through December 31, 1996, (i) $31.2 million in gross book balances of AARP Pool loans had been resolved through either a negotiated sale or discounted payoff, (ii) $7.4 million in gross book balances of AARP Pool loans were collected through normal principal amortization or paid off through the normal course without loss, (iii) $22.5 million in gross book balances of AARP Pool loans had been modified or restructured and retained in the Bank's mortgage portfolio, (iv) $8.0 million in gross book balances of AARP Pool loans were removed from the AARP Pool upon management's determination that such assets no longer met the risk profile for inclusion in the AARP Pool or that accelerated resolution of such assets was no longer appropriate and (v) $90.5 million in gross book balances of REO were sold ($37.9 million in gross book balances of AARP Pool loans were taken through foreclosure and acquired as REO since the inception of the AARP). As of December 31, 1996, the AARP Pool consisted of 123 assets with an aggregate gross book balance of $53.7 million, comprised primarily of accruing and nonaccruing multifamily real estate loans totaling approximately $30.0 million and REO properties totaling approximately $23.7 million, which are reported as real estate owned on the statement of financial condition. Through December 31, 1996, of the $45.0 million of reserves established in connection with the Accelerated Asset Resolution Plan, $20.4 million had been charged off and $16.5 million had been allocated to SVAs or REO writedowns in connection with the Bank's estimate of recovery for AARP Pool assets. The Bank anticipates that the remaining pool of AARP assets will be resolved by year-end 1997.

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

 Allowance for Estimated Loan Losses

  The following table summarizes the reserves, writedowns and certain coverage ratios at the dates indicated:

                                                               DECEMBER 31,
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Loans:
  GVA........................................................ $25,308  $48,921
  Specific reserves..........................................  32,200   40,514
                                                              -------  -------
    Total allowance for estimated loan losses(1)(2).......... $57,508  $89,435
                                                              =======  =======
  Writedowns(3).............................................. $   146  $   316
                                                              =======  =======
  Total loan allowances and loan writedowns to gross
   loans(4)..................................................    2.09%    2.96%
  Total loan allowances to gross loans.......................    2.08%    2.95%
  Loan GVA to loans(4).......................................    0.93%    1.64%
  Loan GVA to nonaccruing loans..............................   70.06%   94.24%
  Nonaccruing loans to total loans, net......................    1.34%    1.77%
Real estate owned:
  REO GVA.................................................... $ 1,300  $ 2,300
  Specific reserves..........................................     781    1,192
                                                              -------  -------
    Total REO allowance for estimated losses................. $ 2,081  $ 3,492
                                                              =======  =======
  Writedowns(3).............................................. $14,819  $17,584
                                                              =======  =======
  Total REO allowances and REO writedowns to gross REO.......   40.66%   51.92%
  Total REO allowances to gross REO(5).......................    7.78%   15.17%
  REO GVA to REO(4)..........................................    5.01%   10.54%
Total loans and REO:
  GVA........................................................ $26,608  $51,221
  Specific reserves..........................................  32,981   41,706
                                                              -------  -------
    Total allowance for estimated losses(2).................. $59,589  $92,927
                                                              =======  =======
  Writedowns(3).............................................. $14,965  $17,900
                                                              =======  =======
  Total allowances and writedowns to gross loans and REO.....    2.66%    3.60%
  Total allowances to gross loans and REO(4).................    2.14%    3.04%
  Total GVA to loans and REO(4)..............................    0.97%    1.70%
  Total GVA to NPAs..........................................   42.86%   69.47%

--------
(1) All allowances for loan losses are for the Bank's portfolio of mortgage loans.
(2) At December 31, 1996 and 1995, the allowance for estimated loan losses includes $16.7 million and $36.7 million, respectively, of remaining loan GVA and SVA for the Accelerated Asset Resolution Plan. See "--Asset Quality--Accelerated Asset Resolution Plan."
(3) Writedowns include cumulative charge-offs on outstanding loans and REO as of the dates indicated.
(4) Loans and REO, as applicable, in these ratios are calculated prior to their reduction for loan and REO GVA, respectively, but are net of specific reserves and writedowns.
(5) Net of writedowns.

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

  The Bank has securitized and sold certain loans and provided investors with credit enhancements to absorb losses through either subordination of the Bank's retained percentage or the pledging of cash and securities. The Bank estimates losses to be incurred from the credit enhancements by considering all the underlying loans in the securitizations in determining its allowance for loan losses or through the establishment of a contingent liability based on the historical loss experience of the loan pools. Any estimated losses are reflected in current operations in the form of provisions for loan losses.

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

  The Company establishes the level of GVA utilizing several models and methodologies which are based upon a number of factors, including historical loss experience, the level of non-performing and internally classified loans, the composition of the loan portfolio, estimated remaining lives of the various types of loans

                    BANK PLUS CORPORATION AND SUBSIDIARIES
within the portfolio, prevailing and forecasted economic conditions and management's judgment. Additions to GVA, in the form of provisions, are reflected in current operations.

 Loan Servicing

  Fidelity services mortgage loans for investors. Fees earned for servicing loans owned by investors are reported as income when the related loan payments are collected. Loan servicing costs are charged back to expense as incurred.

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

  The Company has employed interest rate swaps, caps, floors and commitments for forward sale of securities in the management of interest rate risk. Additionally, the Company has engaged in certain option activities as

                    BANK PLUS CORPORATION AND SUBSIDIARIES
part of its investment strategies which involve the purchase and sale of options on U.S. Government securities. Interest rate swaps generally involve the exchange of fixed or floating interest payments without the exchange of the underlying principal amounts. Interest rate caps and floors generally involve the payment of a one time premium to a counterparty who, if interest rates rise or fall above or below a predetermined level, will make payments to the Company at an agreed upon rate for the term of the agreement until such time as interest rates fall below or rise above the cap or floor level.

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

                                                   UNREALIZED
                                    AMORTIZED ----------------------  AGGREGATE
                                      COST    GAINS  LOSSES    NET    FAIR VALUE
                                    --------- ------ ------  -------  ----------
                                              (DOLLARS IN THOUSANDS)
DECEMBER 31, 1996
Available for sale:
  Investment securities:
    U.S. Treasury and agency
     securities(1)................. $155,353  $1,298 $(400)  $   898   $156,251
                                    --------  ------ -----   -------   --------
  MBS:
    FHLMC..........................   61,469     903   (10)      893     62,362
    FNMA...........................   54,624     946   (22)      924     55,548
    GNMA...........................   35,703     110  (133)      (23)    35,680
    Participation certificates.....   25,813     --    --        --      25,813
                                    --------  ------ -----   -------   --------
                                     177,609   1,959  (165)    1,794    179,403
                                    --------  ------ -----   -------   --------
      Total available for sale..... $332,962  $3,257 $(565)    2,692   $335,654
                                    ========  ====== =====             ========
  Net unrealized losses on
   investment securities included
   in amortized cost(1)............                           (2,009)
  Net unrealized and realized
   gains, hedging activities(3)....                              360
                                                             -------
      Net unrealized gains included
       in stockholders' equity.....                          $ 1,043
                                                             =======
DECEMBER 31, 1995
Available for sale:
  Investment securities:
    U.S. Treasury and agency
     securities(1)................. $ 84,200  $2,984 $ --    $ 2,984   $ 87,184
    Other investments(2)...........    7,099      52   (30)       22      7,121
                                    --------  ------ -----   -------   --------
                                      91,299   3,036   (30)    3,006     94,305
                                    --------  ------ -----   -------   --------
  MBS:
    FHLMC..........................    3,068     --    (30)      (30)     3,038
    FNMA...........................       55      36   --         36         91
    Participation certificates.....   28,123     481   --        481     28,604
                                    --------  ------ -----   -------   --------
                                      31,246     517   (30)      487     31,733
                                    --------  ------ -----   -------   --------
      Total available for sale..... $122,545  $3,553 $ (60)    3,493   $126,038
                                    ========  ====== =====             ========
  Net unrealized losses on
   investment securities included
   in amortized cost(1)............                           (3,366)
  Net unrealized and realized
   gains, hedging activities(3)....                              661
                                                             -------
      Net unrealized losses
       included in stockholders'
       equity......................                          $   788
                                                             =======

--------
(1) Amortized cost of certain securities that were previously transferred between portfolios includes unamortized market value adjustments recorded at the time of transfer to the held to maturity portfolio.
(2) Represents U.S. Treasury securities which have been pledged as credit support to a securitization of loans by the Company.
(3) Includes realized gains of $0.3 and $0.7 in 1996 and 1995, respectively, from hedging activities which are amortized over the lives of the hedged securities as required by SFAS No. 115.

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

  The following trading instruments were outstanding at December 31, 1996:

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

                    BANK PLUS CORPORATION AND SUBSIDIARIES

The Company has modified the terms of a number of its loans that it would not otherwise consider to protect its investment by granting concessions to borrowers because of borrowers' financial difficulties. These modifications take several forms, including interest only payments for a limited time at current rates, a reduced loan balance in exchange for a payment of the loan or other terms that the Bank deems appropriate in the circumstances. Modifications are granted when the collateral is inadequate or the borrower does not have the ability or willingness to continue making scheduled payments and management determines that the modification is the best alternative for the collection of its investment. Modifications are reported as Troubled Debt Restructurings ("TDRs") as defined by SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and accounted for in accordance with SFAS No. 15 and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." At December 31, 1996 and 1995, outstanding TDRs totaled $45.2 million and $32.7 million, respectively.

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

  Through December 31, 1996, (i) $31.2 million in gross book balances of AARP Pool loans had been resolved through either a negotiated sale or discounted payoff, (ii) $7.4 million in gross book balances of AARP Pool loans were collected through normal principal amortization or paid off through the normal course without loss, (iii) $22.5 million in gross book balances of AARP Pool loans had been modified or restructured and retained in the Bank's mortgage portfolio, (iv) $8.0 million in gross book balances of AARP Pool loans were removed form the AARP Pool upon management's determination that such assets no longer met the risk profile for inclusion in the AARP Pool or that accelerated resolution of such assets was no longer appropriate and

                    BANK PLUS CORPORATION AND SUBSIDIARIES

(v) $90.5 million in gross book balances of REO were sold ($37.9 million in gross book balances of AARP Pool loans were taken through foreclosure and acquired as REO since the inception of the AARP). As of December 31, 1996, the AARP Pool consisted of 123 assets with an aggregate gross book balance of $53.7 million, comprised primarily of accruing and nonaccruing multifamily real estate loans totaling approximately $30.0 million and REO properties totaling approximately $23.7 million, which are reported as real estate owned on the statement of financial condition. Through December 31, 1996, of the $45.0 million of reserves established in connection with the Accelerated Asset Resolution Plan, $20.4 million had been charged off and $16.5 million had been allocated to SVAs or REO writedowns in connection with the Bank's estimate of recovery for AARP Pool assets. The Bank anticipates that the remaining pool of AARP assets will be resolved by year-end 1997.

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

  As of December 31, 1996, the Company had certain loans with a gross principal balance of $90.3 million, of which $75.5 million had been sold in the form of mortgage pass-through certificates, over various periods of time, to four investor financial institutions leaving a balance of $14.8 million in loans retained by the Company.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

These mortgage pass-through certificates provide a credit enhancement to the investors in the form of the Company's subordination of its retained percentage interest to that of the investors. In this regard, the aggregate of $75.5 million held by investors are deemed Senior Mortgage Pass-Through Certificates and the $14.8 million in loans held by the Company are subordinated to the Senior Mortgage Pass-Through Certificates in the event of borrower default. Full recovery of the $14.8 million is subject to this contingent liability due to its subordination. In 1993, the Bank repurchased as an investment a portion of the mortgage pass-through certificates, and at December 31, 1996, the balance of the repurchased certificate was $25.9 million and was included in the mortgage-backed securities available for sale portfolio and accounted for in accordance with SFAS No. 115. The other Senior Mortgage Pass-Through Certificates totaling $49.6 million at December 31, 1996 are owned by other investor institutions. Due to the subordination of its retained percentage interest, the Company considers all the loans underlying the Senior Mortgage Pass-Through Certificates in determining its allowance for loan losses and any estimated losses are reflected in the provision for loan losses.

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
    10.34   Loan and REO Purchase Agreement, dated as of December 15, 1994 between Fidelity and Berkeley Federal Bank & Trust FSB
            (incorporated by reference to Exhibit 10.34 to the Form 8-B).*
    10.35   Standard Office Lease-Net, dated July 15, 1994, between the Bank and 14455 Ventura Blvd., Inc. (incorporated by reference to Exhibit
            10.35 to the Form 8-B).*
    10.36   Standard Office Lease--Modified Gross, dated July 15, 1994, between the Bank and Citadel Realty, Inc. (incorporated by reference to
            Exhibit 10.36 to the Form 8-B).*
    10.37   Loan Servicing Purchase and Sale Agreement dated March 31, 1995 between the Bank and Western Financial Savings Bank, FSB
            (incorporated by reference to Exhibit 10.37 to the Form 8-B).*
    10.38   Supervisory Agreement dated June 28, 1995, between Fidelity and the
            OTS (incorporated by reference to Exhibit 10.38 to the Form 8-B).*
    10.39   Form of Indemnity Agreement between the Bank and its directors and senior officers (incorporated by reference to Exhibit 10.39 to the
            Form 8-B).*
    10.40   Letter from the OTS to the Bank dated December 8, 1995, terminating the Supervisory Agreement as of the date of the letter
            (incorporated by reference to Exhibit 10.40 to the Form 8-B).*
    10.41   Loan Servicing Purchase and Sale Agreement dated May 15, 1996 between Fidelity and Western Financial Savings Bank (incorporated by reference to Exhibit 10.37 to the quarterly report on Form 10-Q for the quarterly period ended June 30, 1996).*
    10.42   First Amendment to Standard Office Lease--Modified Gross, dated as of May 15, 1995 between the Bank and Citadel Realty, Inc.*
    10.43   Second Amendment to Standard Office Lease--Modified Gross, dated as of October 1, 1996, between the Bank and Citadel Realty, Inc.*
    10.44   Form of Indemnity Agreement between Bank Plus and its directors and senior officers.*
    10.55   Promissory Note, dated July 31, 1996, from Richard M. Greenwood to
            Bank Plus.*
    12.     Computation of Ratio of Earnings (Loss) to Combined Fixed Charges
            and Preferred Stock Dividends.*
    21.1    List of Subsidiaries.*
    27.     Financial Data Schedule.*

--------
*  Indicates previously filed documents.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BANK PLUS CORPORATION

                                                /s/ Richard M. Greenwood
                                          By: _________________________________
                                                   Richard M. Greenwood
                                               President and Chief Executive
                                                          Officer

Date: June 13, 1997