Form 10-Q
period 1997-06-30
BANK PLUS CORP
filed 1997-08-14
CIK 1012616

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                                   FORM 10-Q
(Mark One)

      [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR

      [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________to _______________

                        COMMISSION FILE NUMBER 0-28292
                            ----------------------

                             BANK PLUS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  95-4571410
   (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
    INCORPORATION OR ORGANIZATION)

    4565 COLORADO BOULEVARD                                90039
    LOS ANGELES, CALIFORNIA                             (ZIP CODE)

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (818) 241-6215
                            ----------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                                -----      -----


  As of July 31, 1997, Registrant had outstanding 19,308,340 shares of Common Stock, par value $.01 per share.

================================================================================

                             BANK PLUS CORPORATION



                                     INDEX


                                                                                                            PAGE
                                                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of June 30, 1997 and
            December 31, 1996............................................................................     1

          Consolidated Statements of Operations for the quarters and six months ended June 30,
            1997 and 1996................................................................................     2

          Consolidated Statements of Cash Flows for the quarters and six months ended June 30,
            1997 and 1996................................................................................     3

          Notes to Consolidated Financial Statements.....................................................     4

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations...................................................................................     8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................................................    30

Item 2.   Changes in Securities..........................................................................    32

Item 3.   Defaults Upon Senior Securities................................................................    32

Item 4.   Submission of Matters to a Vote of Security Holders............................................    32

Item 5.   Other Information..............................................................................    32

Item 6.   Exhibits and Reports on Form 8-K...............................................................    33

            a. Exhibits..................................................................................    33

            b. Reports on Form 8-K.......................................................................    35

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             JUNE 30,     DECEMBER 31,
                                               1997           1996
                                           ------------   -------------

ASSETS:
Cash and cash equivalents...............    $  169,559      $   70,126
Certificate of deposit..................         1,582              --
Investment securities available for
 sale, at fair value....................       157,354         156,251
Investment securities held to maturity
 at amortized cost (market value of
 $5,338 and $5,198 at June 30, 1997 and
 December 31, 1996, respectively).......         5,332           5,178
Mortgage-backed securities held for
 trading................................        10,767          14,121
Mortgage-backed securities available
 for sale, at fair value................       196,942         179,403
Mortgage-backed securities held to
 maturity, at amortized cost (market
 value of $23,396 and $27,169 at
 June 30, 1997 and December 31, 1996,
 respectively)..........................        27,965          30,024
Loans receivable, net of allowances of
 $59,964 and $57,508 at June 30, 1997
 and December 31, 1996, respectively....     2,787,120       2,691,931
Interest receivable.....................        20,809          20,201
Investment in Federal Home Loan Bank
 ("FHLB") stock.........................        55,246          52,330
Real estate owned, net..................        23,640          24,663
Premises and equipment, net.............        32,238          31,372
Other assets............................        45,448          54,690
                                            ----------      ----------
                                            $3,534,002      $3,330,290
                                            ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:

 Liabilities:
  Deposits..............................    $2,701,677      $2,495,933
  FHLB advances.........................       569,846         449,851
  Commercial paper......................            --          40,000
  Mortgage-backed notes.................            --         100,000
  Other liabilities.....................        31,661          31,099
                                            ----------      ----------
                                             3,303,184       3,116,883
                                            ----------      ----------
Minority Interest:  Preferred stock of
 consolidated subsidiary................        51,750          51,750
Stockholders' equity:
 Common Stock:
  Common stock, par value $.01 per share;
   78,500,000 shares authorized;
   19,308,340 and 18,245,265 shares
   outstanding at June 30, 1997 and
   December 31, 1996, respectively......           193             182
  Paid-in capital.......................       273,942         261,902
  Unrealized (losses) gains on
   securities...........................        (1,061)          1,043
  Accumulated deficit...................       (94,006)       (101,470)
                                            ----------      ----------
                                               179,068         161,657
                                            ----------      ----------
                                            $3,534,002      $3,330,290
                                            ==========      ==========

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     QUARTER ENDED               SIX MONTHS ENDED
                                                                       JUNE 30,                       JUNE 30,
                                                              ---------------------------   ---------------------------
                                                                  1997           1996           1997           1996
                                                              ------------   ------------   ------------   ------------
INTEREST INCOME:
  Loans.................................................      $    49,384    $    54,096    $    99,224    $   110,276
  Mortgage-backed securities............................            4,673            756          8,977          1,260
  Investment securities and other.......................            4,398          4,704          8,961          8,074
                                                              -----------    -----------    -----------    -----------
    Total interest income...............................           58,455         59,556        117,162        119,610
                                                              -----------    -----------    -----------    -----------
INTEREST EXPENSE:
  Deposits..............................................           29,572         29,787         58,712         60,822
  FHLB advances.........................................            8,034          3,175         13,977          6,842
  Other borrowings......................................              523          4,828          3,790          8,342
                                                              -----------    -----------    -----------    -----------
    Total interest expense..............................           38,129         37,790         76,479         76,006
                                                              -----------    -----------    -----------    -----------
NET INTEREST INCOME.....................................           20,326         21,766         40,683         43,604
  Provision for estimated loan losses...................            4,251          3,905          8,502          7,810
                                                              -----------    -----------    -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR
 ESTIMATED LOAN LOSSES..................................           16,075         17,861         32,181         35,794
                                                              -----------    -----------    -----------    -----------
NONINTEREST INCOME (EXPENSE):
  Loan fee income.......................................              512            560          1,020          1,374
  Gains on loan sales, net..............................               21              6             28              6
  Fee income from sale of uninsured investment products.            1,550          1,092          3,063          2,291
  Fee income on deposits and other income...............              796            874          1,546          1,664
  Gains on securities and trading activities, net.......              995            235          2,216            152
                                                              -----------    -----------    -----------    -----------
                                                                    3,874          2,767          7,873          5,487
                                                              -----------    -----------    -----------    -----------
  Provision for estimated real estate losses............             (620)          (578)        (1,362)        (1,246)
  Direct costs of real estate operations, net...........           (1,205)        (1,237)        (2,764)        (3,024)
                                                              -----------    -----------    -----------    -----------
                                                                   (1,825)        (1,815)        (4,126)        (4,270)
                                                              -----------    -----------    -----------    -----------
  Total noninterest income..............................            2,049            952          3,747          1,217
                                                              -----------    -----------    -----------    -----------
OPERATING EXPENSE:
  Personnel and benefits................................            7,086          6,833         13,787         13,806
  Occupancy.............................................            2,788          2,689          5,288          5,406
  FDIC insurance........................................              587          1,931          1,081          3,962
  Professional services.................................            2,138          2,780          4,758          5,283
  Office-related expenses...............................              832            846          1,680          1,932
  Other.................................................            1,610          1,459          2,783          2,776
                                                              -----------    -----------    -----------    -----------
    Total operating expense.............................           15,041         16,538         29,377         33,165
                                                              -----------    -----------    -----------    -----------
EARNINGS BEFORE INCOME TAXES AND
  MINORITY INTEREST IN SUBSIDIARY.......................            3,083          2,275          6,551          3,846
  Income tax (benefit) expense..........................           (2,500)            53         (4,800)            93
                                                              -----------    -----------    -----------    -----------
EARNINGS BEFORE MINORITY INTEREST IN SUBSIDIARY.........            5,583          2,222         11,351          3,753
  Minority interest in subsidiary (dividends on
    subsidiary preferred stock).........................            2,333          1,552          3,886          1,552
                                                              -----------    -----------    -----------    -----------

NET EARNINGS............................................            3,250            670          7,465          2,201
  Preferred stock dividends.............................               --             --             --          1,553
                                                              -----------    -----------    -----------    -----------
EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS..............      $     3,250    $       670    $     7,465    $       648
                                                              ===========    ===========    ===========    ===========
EARNINGS PER COMMON SHARE...............................      $      0.18    $      0.04    $      0.41    $      0.04
                                                              ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..............       18,248,754     18,242,465     18,247,019     18,242,465
                                                              ===========    ===========    ===========    ===========

                See notes to consolidated financial statements

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                     QUARTER ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                        JUNE 30,
                                                               --------------------------   ------------------------------
                                                                  1997           1996          1997             1996
                                                               -----------   ------------   -----------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings ...............................................  $   3,250      $     670    $    7,465           $  2,201
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
      Provisions for estimated loan and real estate losses....      4,871          4,483         9,864              9,056
      Gains on sale of loans and securities ..................     (1,016)          (241)       (2,244)              (158)
      Capitalized loan origination costs .....................         (4)            --           (13)                --
      Amortization of deferred items, net ....................     (1,593)          (568)       (2,075)            (1,009)
      FHLB stock dividend ....................................       (768)          (727)       (1,659)            (1,375)
      Depreciation and amortization ..........................        893            992         1,763              1,970
  Purchases of mortgage-backed securities (MBS")
    held for trading .........................................         --             --        (9,979)                --
  Principal repayments of MBS held for trading ...............        195             --           352                 --
  Proceeds from sales of MBS held for trading ................         --             --        13,074                 --
  Interest receivable decrease (increase) ....................       (121)          (285)          510             (1,206)
  Other assets decrease (increase) ...........................        120         (2,576)       31,420             (6,766)
  Deferred income tax benefit ................................     (2,597)            --        (5,001)                --
  Interest payable (decrease) increase .......................     (9,720)        (1,516)       (5,099)                82
  Other liabilities increase .................................        442          2,941         1,734              4,665
                                                                ---------      ---------    ----------          ---------
    Net cash (used in) provided by operating activities.......     (6,048)         3,173        40,112              7,460
                                                                ---------      ---------    ----------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Hancock acquisition .......................................     52,908             --        52,908                 --
   Purchases of investment securities available for sale......         --        (83,450)           --           (151,025)
   Maturities of investment securities available for sale.....         --         22,950            --             22,950
   Purchases of MBS available for sale .......................   (149,399)       (38,961)     (215,946)           (38,961)
   Principal repayments of MBS available for sale ............     10,368            852        15,990              2,759
   Proceeds from sales of MBS available for sale..............    142,254         20,158       185,949             20,158
   Principal repayments of MBS held to maturity...............      1,290             --         2,060                 --
   Loans receivable (increase) decrease.......................    (15,117)        53,642        19,610             98,196
   Net proceeds from sales of real estate owned...............      6,415         13,653        17,746             17,597
   Premises and equipment additions, net......................       (831)          (266)       (1,202)            (1,021)
                                                                ---------      ---------    ----------          ---------
     Net cash provided by (used in) investing activities......     47,888        (11,422)       77,115            (29,347)
                                                                ---------      ---------    ----------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Demand deposits and passbook savings, net increase..........    (13,945)       (34,887)       (7,609)          (101,740)
  Certificate accounts, net (increase) decrease...............     (4,940)         8,770         9,782             53,817
  Payments of preferred stock dividend........................        --             --            --              (1,553)
  Proceeds from FHLB advances.................................    435,941            --        485,941                 --
  Repayments of FHLB advances.................................   (253,246)           --       (365,946)           (60,000)
  Short-term borrowings (decrease) increase...................    (40,000)        42,457       (40,000)           102,357
  Repayments of long-term borrowings..........................   (100,000)           --       (100,000)                --
  Net proceeds from issuance of capital stock.................         38            --             38                 --
  Other financing activity....................................         --            (36)           --                (36)
                                                                ---------      ---------    ----------          ---------
   Net cash provided by (used in) financing activities........     23,848         16,304       (17,794)            (7,155)
                                                                ---------      ---------    ----------          ---------
      Net increase (decrease) in cash and cash equivalents....     65,688          8,055        99,433            (29,042)

   Cash and cash equivalents at the beginning of the period...    103,871         57,697        70,126             94,794
                                                                ---------      ---------    ----------          ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................  $ 169,559      $  65,752    $  169,559          $  65,752
                                                                =========      =========    ==========          =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash (paid) received during the period for:
       Interest on deposits, advances and other borrowings....  $  47,674        (38,631)   $   80,821          $ (74,570)
       Income tax payment (refund)............................        243            (81)          243                302

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
     Additions to real estate acquired through foreclosure....      8,111         12,346        20,777             21,220
     Loans originated to finance sale of real estate owned....      4,472          1,129         6,088              1,379

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash (paid) received during the period for:
       Interest on deposits, advances and other borrowings....      $47,674    $ (38,631)   $   80,821          $ (74,570)
       Income tax payment (refund)............................          243          (81)          243                302

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
     Additions to real estate acquired through foreclosure....        8,111       12,346        20,777             21,220
     Loans originated to finance sale of real estate owned....        4,472        1,129         6,088              1,379

DETAILS OF ACQUISITION:
     Fair value of assets and intangible acquired.............      212,693           --       212,693                 --
     Goodwill.................................................        6,589           --         6,589                 --
     Liabilities assumed......................................      207,270           --       207,270                 --
     Common stock issued......................................       12,012           --        12,012                 --
     Cash acquired............................................       52,908           --        52,908                 --


                See notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  In the opinion of Bank Plus Corporation ("Bank Plus") and Bank Plus together with its subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 1997 and December 31, 1996, and the results of operations and statements of cash flows for the three and six months ended June 30, 1997 and 1996.

  Bank Plus is the holding company for Fidelity Federal Bank, a Federal Savings Bank, and its subsidiaries (the "Bank" or "Fidelity") and Gateway Investment Services, Inc. ("Gateway"). The Company's headquarters are in Los Angeles, California. The Company offers a broad range of consumer financial services, including demand and term deposits, uninsured investment products, and loans to consumers, through 38 full-service branches, all of which are located in Southern California, principally in Los Angeles and Orange counties. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1997 presentation.

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

Supplementary Earnings/Loss per Share Data

  Net earnings per common share for the three and six months ended June 30, 1997, as adjusted to reflect the dividends on preferred stock of subsidiary, was determined based on 18,248,754 and 18,247,019 shares outstanding, respectively, and 18,242,465 for the three and six months ended June 30, 1996. Common stock equivalents for the three and six months ended June 30, 1997 and 1996 did not impact the calculation of net earnings per common share.


2. ACQUISITION

  On July 29, 1997, the Company completed the acquisition of all of the outstanding common stock of Hancock Savings Bank, F.S.B., A Federal Savings Bank ("Hancock"), a Los Angeles-based institution with five branches. The total consideration paid to the Hancock stockholders was 1,058,575 million shares of Bank Plus Common Stock valued at $11.347 per share.

  The acquisition of Hancock was accounted for as a purchase and has been reflected in the consolidated statement of condition of the Company as of June 30, 1997. The Company's consolidated statement of operations will include the revenues and expenses of the acquired business beginning July 1, 1997. The purchase price was allocated to the assets purchased (including identifiable intangible assets) and the liabilities assumed based upon their estimated fair values at the date of acquisition. The Company identified a core deposit intangible of approximately $8.6 million, which will be amortized over seven years, the estimated average life of the deposits acquired. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $6.6 million, which has been accounted for as goodwill and will be amortized over 15 years using the straight-line method. This allocation was based on preliminary estimates related to fair value of loans acquired and acquisition transaction costs and may be revised at a later date.

  The following unaudited pro forma information presents a summary of consolidated results of operations for the six months ended June 30, 1997 and 1996 of the Company and Hancock assuming the acquisition had occurred on January 1, 1997 and 1996, with pro forma adjustments to give effect to the amortization of goodwill and the core deposit intangible.

                                              FOR THE SIX MONTHS ENDED
                                                      JUNE 30,
                                -----------------------------------------------
                                           1997                      1996
                                ------------------------    -------------------
                                (Dollars in thousands, except per share amounts)
  Net interest income.............        $43,071                 $46,020
  Provisions for estimated loan
   losses.........................          9,012                   8,360
  Other income....................          3,914                   1,273
  Operating expenses..............         32,671                  36,074
  Net earnings....................          6,214                   1,262
  Net earnings (loss) per common
   share..........................           0.32                   (0.02)

  These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the transaction been consummated on the above dates, nor are they indicative of future results of operations of the consolidated entities.


3. ALLOWANCE FOR ESTIMATED LOAN LOSSES

  The following summarizes the activity in the allowance of estimated loan losses:

                                                AT OR FOR THE SIX MONTHS ENDED
                                                           JUNE 30,
                                        ----------------------------------------------
                                                 1997                     1996
                                       ----------------------    --------------------
                                                    (Dollars in thousands)
Balance on January 1....................        $57,508                 $89,435
  Provisions for losses.................          8,502                   7,805
  Charge-offs...........................        (22,504)                (25,010)
  Allowances related to acquisition.....         12,770(1)                   --
  Recoveries and other..................          3,688                   1,492
                                                -------                 -------
Ending balance..........................        $59,964                 $73,722
                                                =======                 =======

-------------------
(1) Included in the estimated loan losses related to the Hancock acquisition is $5.8 million associated with the Accelerated Asset Resolution Plan discussed below.

  In the fourth quarter of 1995, the Bank adopted the Accelerated Asset Resolution Plan (the "Plan"), which was designed to aggressively dispose of, resolve or otherwise manage a pool (the "AARP Pool") of primarily multifamily loans and real estate owned ("REO") that at that time were considered by the Bank to have higher risk of future nonperformance or impairment relative to the remainder of the Bank's multifamily loan portfolio. The Plan reflected both acceleration in estimated timing of asset resolution, as well as a potential change in recovery method from the normal course of business. In an effort to maximize recovery on loans and REO included in the AARP Pool, the Plan allowed for a range of possible methods of resolution including, but not limited to, (i) individual loan restructuring, potentially including additional extensions of credit or write-offs of existing principal, (ii) foreclosure and sale of collateral properties, (iii) securitization of loans, (iv) the bulk sale of loans and (v) bulk sale or accelerated disposition of REO properties.

  The AARP Pool originally consisted of 411 assets with an aggregate gross book balance of approximately $213.3 million, comprised of $137.0 million in gross book balance of loans and $76.3 million in gross book balance of REO. As a consequence of the adoption of the Plan, the Bank recorded a $45.0 million loan portfolio charge in the fourth quarter of 1995, which was reflected as a credit to the Bank's allowance for estimated loan and REO losses. This amount represented the estimated additional losses, net of specific valuation allowances ("SVAs"), anticipated to be incurred by the Bank in executing the Plan. Such additional losses represented, among other things, estimated reduced recoveries from restructuring loans and the acceptance of lower proceeds from the sale of individual REO and the estimated incremental losses associated with recovery through possible bulk sales of performing and nonperforming loans and REO.

  In conjunction with the acquisition of Hancock, the Bank identified a pool of Hancock assets, with similar risk profiles to the assets included in the Bank's AARP Pool, for inclusion in the Plan. The Bank identified 54 of Hancock assets with an aggregate gross book balance of approximately $29.3 million, comprised of $25.8 million in gross book balance of loans and $3.5 million in gross book balance of REO. Simultaneously with the consummation of the acquisition, the Bank recorded $5.8 million as an addition to the allowance for estimated loan losses representing the estimated reduced recoveries in executing the Plan.

  Through June 30, 1997, (i) $38.2 million in gross book balances of AARP Pool loans had been resolved through either a negotiated sale or discounted payoff,
(ii) $7.9 million in gross book balances of AARP Pool loans were collected through normal principal amortization or paid off through the normal course without loss, (iii) $22.5 million in gross book balances of AARP Pool loans had been modified or restructured and retained in the Bank's mortgage portfolio,
(iv) $15.4 million in gross book balances of AARP Pool loans were removed from the AARP Pool upon management's determination that such assets no longer met the risk profile for inclusion in the AARP Pool or that accelerated resolution of such assets was no longer appropriate and (v) $110.6 million in gross book balances of REO were sold ($43.6 million in gross book balances of AARP Pool loans were taken through foreclosure and acquired as REO since the inception of the AARP). As of June 30, 1997, the AARP Pool consisted of 40 assets with an aggregate gross book balance of $18.7 million, comprised primarily of accruing and nonaccruing multifamily real estate loans totaling approximately $9.4 million and REO properties totaling approximately $9.3 million, which are reported as real estate owned on the statement of financial condition. Through June 30, 1997, of the $45.0 million of reserves established in connection with the Plan, not including the $5.8 million established for the Hancock assets, $28.2 million had been charged off and $9.5 million had been allocated to SVAs or REO writedowns in connection with the Bank's estimate of recovery for AARP Pool assets. Due to the addition of the Hancock assets to the Plan, it is now anticipated that the remaining AARP Pool will be resolved by 1998.

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

4. COMMITMENTS AND CONTINGENCIES

     As a result of the Hancock acquisition, the Company has assumed the commitment to absorb losses from certain loan sales by Hancock to FNMA which contained recourse provisions. Loans sold subject to recourse provisions had remaining unpaid principal balances at June 30, 1997 of $28.4 million. At June 30, 1997, Hancock had pledged mortgage-backed securities of $4.8 million as security for the recourse contingencies associated with the loans. The corresponding contingent liability for credit losses secured by the pledged assets was $0.8 million at June 30, 1997 and is included in other liabilities.

5. DERIVATIVE FINANCIAL INSTRUMENTS

     As part of its trading program, the Company has employed interest rate swaps, caps, floors and commitments for forward purchase and sale of securities to manage the risks and returns of the program. These financial instruments are carried at fair value with realized and unrealized changes in fair value recognized in earnings in the period in which the change occurs. The premiums paid for interest rate caps and floors are capitalized and amortized over the life of the contracts using the straight line method.

6. RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and "Disclosure of Information about Capital Structure" ("SFAS 129") in February 1997, and issued "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in June 1997.

SFAS 128 - Earnings Per Share

     SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted form issuance of common stock that then shared in earnings. SFAS 128, also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. If the Company had adopted SFAS 128 as of January 1, 1997, proforma basic EPS and proforma diluted EPS would have been $0.41 for the six months ending June 30, 1997.

SFAS 129 - Disclosure of Information about Capital Structure

     SFAS 129 consolidates existing reporting standards for disclosing information about an entity's capital structure. SFAS 129 also supersedes specific requirements found in previously issued accounting statements. SFAS 129 must be adopted for financial statements for periods ending after December 15, 1997.

SFAS 130 - Reporting Comprehensive Income

     SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

     SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

SFAS 131 - Disclosures about Segments of an Enterprise and Related Information

     SFAS 131 establishes standards for the reporting by public business enterprises of information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries.

     SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     SFAS 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, SFAS 131 does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

     SFAS 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

     SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Bank Plus, through Fidelity, operates 38 full-service branches, all of which are located in Southern California, principally in Los Angeles and Orange Counties. The Company offers a broad range of consumer financial services including demand and term deposits and loans to consumers. The Bank closed its wholesale correspondent single family origination network and its multifamily origination operations in the third quarter of 1994 due to the economic and competitive environments. Since that time the Bank has entered into strategic partnerships with established providers of consumer credit products pursuant to which all consumer credit products made available to the Bank's customers are referred to and underwritten, funded and serviced by the strategic partners. In addition, through Gateway, a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, the Company provides customers with uninsured investment products, including a number of mutual funds, annuities and unit investment trusts.


RECENT DEVELOPMENTS

 Registration of Common Stock

     In the first quarter of 1997, the Board of Directors of the Company approved the filing of a Registration Statement on Form S-4 (the "Acquisition S-4") of up to approximately $75.0 million in shares of Bank Plus Common Stock (the "Acquisition Shares") that may be issued from time to time as consideration (in whole or in part) for possible future acquisitions. The Securities and Exchange Commission (the "SEC") declared the Acquisition S-4 effective on June 2, 1997. The Board of Directors of Bank Plus (the "Board") (or an authorized committee thereof) will negotiate, determine and approve on behalf of the Company the number of Acquisition Shares to be issued in any acquisition and the terms and conditions of all agreements to be entered into by the Company in connection therewith. Offers to sell any of the Acquisition Shares, if any, will be made only pursuant to the prospectus constituting a part of the Acquisition S-4. Under the Acquisition S-4 the Company, on July 29, 1997, has issued 1,058,575 shares of Bank Plus Common Stock in connection with the acquisition of Hancock Savings Bank, F.S.B., A Federal Savings Bank ("Hancock") (see "--Hancock Merger").

 Hancock Merger

     On July 29, 1997, the Company completed the acquisition of all of the outstanding stock of Hancock, which had five branches, assets of approximately $210.1 million and deposits of approximately $203.7 million at June 30, 1997. The Company acquired all of the stock of Hancock in exchange for 1,058,575 shares of Bank Plus Common Stock in a transaction valued at approximately $12 million.

     The acquisition of Hancock was accounted for as a purchase and has been reflected in the consolidated statement of condition of the Company as of June 30, 1997 and in all amounts and ratios reported as of June 30, 1997 throughout
Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"). The Company's consolidated statements of operations will include the revenues and expenses of the acquired business beginning July 1, 1997. The purchase price was allocated to the assets purchased (including identifiable intangible assets) and the liabilities assumed based upon their estimated fair market values at the date of acquisition. The Company identified a core deposit intangible of approximately $8.6 million, which will be amortized over seven years, the estimated average life of the deposits acquired. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $6.6 million, which has been accounted for as goodwill and will be amortized over 15 years using the straight-line method. This allocation was based on preliminary estimates related to fair value of loans acquired and acquisition transaction costs and may be revised at a later date.

     The acquisition of Hancock provides a number of benefits to the Company, including, an increased customer base and larger branch network, lower yielding deposits and possible operating efficiencies through consolidation.

     The acquired branch network and associated customer base, which includes approximately 11.3 thousand and 6.0 thousand transaction and time deposit accounts, respectively, will provide new territory to implement Fidelity's sales platform of credit and alternative investment products. Through strategic alliances with third party providers, the Company will introduce to the Hancock customer base a wide range of securities, insurance and consumer loan products to enhance the Company's fee income.

     Hancock's assets at June 30, 1997, were $210.1 million funded through $203.7 million of deposits, which had a yield of 4.52% or 23 basis points lower than the yield on Fidelity deposits. Of the $203.7 million in deposits, $48.2 million were invested in overnight federal funds and were available to pay down existing higher yielding borrowings at Fidelity or to invest in higher yielding loans and securities than overnight federal funds.

     The Company anticipates a reduction in consolidated operating expenses as a result of the merger through the closure and consolidation of the administrative office of Hancock and the consolidation of two of the five branches acquired into existing Fidelity branches.

 Proposed Deposit Purchase

     The Company and Coast Federal Bank, FSB ("Coast") have signed a definitive agreement under which Fidelity will purchase the deposits of Coast's Westwood, Los Angeles, branch for a price equivalent to a deposit premium of approximately 3.0%. As of June 30, 1997, the balance of deposits at the Westwood branch was approximately $57.1 million. The proposed transaction has been approved by the Office of Thrift Supervision (the "OTS") and is expected to close in the third quarter of 1997. There can be no assurance that the transaction will be completed as contemplated.

 Exchange Offer

     On June 18,1997, the Company commenced an exchange offer (the "Exchange Offer") of up to approximately $51.8 million principal amount of the Company's 12% Senior Notes due July 18, 2007 (the "Senior Notes") for the outstanding shares of 12% Noncumulative Exchangeable Perpetual Stock, Series A (the "Series A Preferred Stock") issued by Fidelity in 1995. The Exchange Offer expired at 12:00 midnight, New York City time, on July 18, 1997. On July 28, 1997, the Company accepted 2,059,120 shares of Series A Preferred Stock in exchange for $51.5 million principal amount of Senior Notes. The terms of the Series A Preferred Stock expressly provided for the making of such an exchange offer.


BUSINESS STRATEGY

     The Company's business strategy is to be a consumer-focused provider of financial services, by enhancing its franchise to integrate its traditional services and products (deposit services, checking and savings accounts) with the offering of investment products through Gateway and consumer credit products through strategic partners. As a part of such strategy, management continues to explore new opportunities to expand the integrated sales platform, to increase fee income growth, and to build upon the use of technology in delivering financial products and services. In addition, the Company is continuing to focus on improving the quality of its loan portfolio by reducing the level of problem assets through aggressive management (see "--Asset Quality--Accelerated Asset Resolution Plan") and increasing operating efficiency by reducing and maintaining lower levels of operating expenses.

     Gateway has been awarded the contract to serve as the Financial Education Presenter for the California Public Employees' Retirement System ("CalPERS"). Under the terms of the contract Gateway's primary responsibility will be to coordinate with CalPERS the development and production of financial planning seminars to provide financial education information to CalPERS members. The contract is for an initial one-year term and is thereafter renewable for a two-year period.

     Under the contract, Gateway will be responsible for providing, among other services, experienced speakers at CalPERS-scheduled and coordinated financial planning seminars throughout California, customized seminar materials, the offer of personal consultations to seminar attendees (which will include the development of a personalized financial plan) and quarterly reports of all investment products and services sold to CalPERS members.

     On June 12, 1997, Fidelity entered into an agreement pursuant to which it will act as cash services provider for a national network of automatic teller machines operated by Americash, L.L.C. The Bank has agreed to provide up to $37.5 million of its cash for Americash ATMs throughout the United States, and will be paid fees based on the volume of cash withdrawal transactions.

     Fidelity has formed a plan to develop affinity credit card issuance programs with strategic allies. These programs will include unsecured credit cards and credit cards secured by real estate or by cash deposits. The Bank has recently entered into contracts to establish such programs with two separate entities. Fidelity will serve as issuer and owner of certain credit card accounts and will develop the card portfolio from prospects provided by the strategic allies. As part of the affinity agreements, the strategic allies will have the right to purchase outstanding receivables of these accounts at par and, in exchange, will provide credit enhancements to guarantee full repayment of the Bank's outstanding receivables in the event of cardholder defaults. The credit enhancements will include the funding of a reserve account or pledging of collateral as receivables are funded by the Bank. The Bank has committed to fund up to an aggregate outstanding balance of $425 million under the current programs, and at June 30, 1997, credit card balances associated with the affinity program were $6.1 million. Two board members of one of the strategic allies are also board members of Fidelity.

     Additionally, as a part of its business strategy, the Company has developed but not yet fully implemented a plan to grow assets (loans and securities) by approximately $600 million in 1997. This plan, in general terms, is based upon certain risk adjusted return and liquidity objectives and is designed to increase the Company's securities and loan portfolios to enhance the Company's earning capabilities. The proposed increase in earning assets may be at a lower interest rate spread than the Company's assets are currently yielding depending on available financing sources. Accordingly, if the plan is implemented, the Company's interest rate spread may decline. In conjunction with this plan, the Company continues its exploration of other asset origination capabilities, customer base expansion and acquisition opportunities for financial services institutions. If such opportunities are pursued or if the interest rate environment is not desirable for growth, these may limit the asset growth strategy discussed above to an amount significantly less than $600 million.

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


RESULTS OF OPERATIONS

     The Company reported net earnings available to common stockholders of $3.3 million, after minority interest in subsidiary (dividend on subsidiary preferred stock) of $2.3 million ($0.18 per common share; computed on the basis of 18,248,754 weighted average common shares outstanding) for the three months ended June 30, 1997. For the six months ended June 30, 1997, net earnings available to common stockholders were $7.5 million, after minority interest in subsidiary (dividends on subsidiary preferred stock) of $3.9 million ($0.41 per common share; computed on the basis of 18,247,019 weighted average common shares outstanding). This compares to net earnings available to common stockholders of $0.7 million after minority interest in subsidiary of $1.6 million ($0.04 per common share; computed on the basis of 18,242,465 weighted average common shares outstanding) for the three months ended June 30, 1996. For the six months ended June 30, 1996, net earnings available for common stockholders were $0.6 million after minority interest in subsidiary and dividends on preferred stock totaling $3.1 million ($0.04 per common share; computed on the basis of 18,242,465 weighted average common shares outstanding).

     Net earnings for the three months ended June 30, 1997, as compared to the same period in 1996, reflect: (a) decreased operating expenses of $1.5 million primarily due to lower Federal Deposit Insurance Corporation ("FDIC") insurance costs resulting from the recapitalization of the Savings Association Insurance Fund (the "SAIF") in 1996 and an upgrade in the Bank's assessment classification, (b) increased noninterest income of $1.1 million due primarily to gains on sales of mortgage-backed securities ("MBS") and fee income from sale of uninsured investment products and (c) increased income tax benefit of $2.6 million (see "--Income Taxes"). These favorable changes were partially offset by
(a) decreased net interest income of $1.4 million primarily due to lower rates on average interest earning assets and higher levels of average borrowing balances, (b) increased dividends on preferred stock of $0.8 million as a result of the Exchange Offer (see "--Exchange Offer") and (c) increased provision for estimated loan losses of $0.3 million

     Net earnings for the six months ended June 30, 1997, as compared to the same period in 1996, reflect: (a) decreased operating expenses of $3.8 million primarily due to lower Federal Deposit Insurance Corporation ("FDIC") insurance costs resulting from the recapitalization of the Savings Association Insurance Fund (the "SAIF") in 1996 and an upgrade in the Bank's assessment classification, (b) increased noninterest income of $2.5 million due primarily to gains on sales of mortgage-backed securities ("MBS") and fee income from sale of uninsured investment products and (c) increased income tax benefit of $4.8 million (see "--Income Taxes"). These favorable changes were partially offset by
(a) decreased net interest income of $2.9 million primarily due to lower rates on average interest earning assets and higher levels of average borrowing balances, (b) increased dividends on preferred stock and minority interest in subsidiary of $0.8 million as a result of the Exchange Offer (see "--Exchange Offer") and (c) increased provision for estimated loan losses of $0.7 million.


NET INTEREST INCOME

     Net interest income is the difference between interest earned on loans, MBS and investment securities ("interest-earning assets") and interest paid on savings deposits and borrowings ("interest-bearing liabilities"). For the three months ended June 30, 1997, net interest income totaled $20.3 million, decreasing by $1.4 million from $21.7 million for the comparable period in 1996. For the six months ended June 30, 1997, net interest income totaled $40.7 million, decreasing by $2.9 million from $43.6 million for the comparable period in 1996.

  Net interest income is affected by (a) the average volume and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities, (b) the level and volatility of market interest rates, (c) the level of nonaccruing loans ("NPLs") and (d) the interest rate spread between the yields earned and the rates paid.

     The following table presents the primary determinants of net interest income for the three months ended June 30, 1997 and 1996:

                                                                  THREE MONTHS ENDED JUNE 30,
                                               ---------------------------------------------------------------------
                                                              1997                               1996
                                               ------------------------------      ---------------------------------
                                                 AVERAGE                AVERAGE      AVERAGE                AVERAGE
                                                  DAILY                  YIELD/       DAILY                  YIELD/
                                                 BALANCE     INTEREST     RATE       BALANCE     INTEREST     RATE
                                               -----------   --------   --------   -----------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans........................................ $2,716,010    $49,384      7.27%    $2,932,512    $54,096      7.38%
 MBS..........................................    254,851      4,673      7.33         42,642        756      7.09
 Investment securities........................    222,986      3,630      6.62        230,317      3,977      6.94
 Investment in FHLB stock.....................     53,602        768      5.83         50,638        727      5.77
                                               ----------    -------               ----------    -------
      Total interest-earning assets...........  3,247,449     58,455      7.21      3,256,109     59,556      7.32
                                                             -------                             -------
Noninterest-earning assets....................    110,228                              70,712
                                               ----------                          ----------
      Total assets............................ $3,357,677                          $3,326,821
                                               ==========                          ==========
Interest-bearing liabilities:
 Deposits:
  Demand deposits............................. $  294,489        817      1.13     $  300,560        761      1.02
  Savings deposits............................    115,318        903      3.18        142,438        918      2.59
  Time deposits...............................  2,085,341     27,852      5.42      2,109,557     28,108      5.34
                                               ----------    -------               ----------    -------
      Total deposits..........................  2,495,148     29,572      4.81      2,552,555     29,787      4.68
                                               ----------    -------               ----------    -------
  Borrowings..................................    609,357      8,557      5.70        509,699      8,003      6.30
                                               ----------    -------               ----------    -------
      Total interest-bearing liabilities......  3,104,505     38,129      4.98      3,062,254     37,790      4.95
                                               ----------    -------               ----------    -------
Noninterest-bearing liabilities...............     36,976                              38,334
Preferred stock issued by consolidated
 subsidiary...................................     51,750                              51,750
Stockholders' equity..........................    164,446                             174,483
                                               ----------                          ----------
Total liabilities and equity.................. $3,357,677                          $3,326,821
                                               ==========                          ==========
Net interest income; interest rate spread.....               $20,326      2.23%                  $21,766      2.37%
                                                             =======      ====                   =======     =====

Net yield on interest-earning assets
 ("net interest margin")......................                            2.45%                               2.66%
                                                                          ====                                ====
Average nonaccruing loan balance
 included in average loan balance............. $   45,344                          $   60,591
                                               ==========                          ==========
Net delinquent interest reserve removed
 from interest income.........................               $   994                             $ 1,627
                                                             =======                             =======
Reduction in net yield on interest-earning
 assets due to delinquent interest............                            0.12%                               0.20%
                                                                          ====                                ====

     The following table presents the primary determinants of net interest income for the six months ended June 30, 1997 and 1996:


                                                                 SIX MONTHS ENDED JUNE 30,
                                            ----------------------------------------------------------------------
                                                         1997                                1996
                                            -------------------------------     ----------------------------------
                                              AVERAGE                AVERAGE      AVERAGE                 AVERAGE
                                               DAILY                  YIELD/       DAILY                   YIELD/
                                              BALANCE     INTEREST     RATE       BALANCE     INTEREST      RATE
                                            -----------   --------   --------   -----------   ---------   --------
                                                                   (DOLLARS IN THOUSANDS)

Interest-earning assets:
 Loans..................................... $2,732,790   $ 99,224      7.26%    $2,968,577    $110,276      7.43%
 MBS.......................................    246,462      8,977      7.28         36,536       1,260      6.90
Investment securities......................    225,407      7,302      6.53        188,978       6,699      7.13
 Investment in FHLB stock..................     53,266      1,659      6.28         50,252       1,375      5.50
                                            ----------   --------               ----------    --------
      Total interest-earning assets........  3,257,925    117,162      7.19      3,244,343     119,610      7.38
                                                         --------                             --------
Noninterest-earning assets.................     68,490                              61,364
                                            ----------                          ----------
      Total assets......................... $3,326,415                          $3,305,707
                                            ==========                          ==========
Interest-bearing liabilities:
 Deposits:
  Demand deposits.......................... $  293,637      1,605      1.10     $  302,602       1,516      1.00
  Savings deposits.........................    117,238      1,831      3.15        148,581       1,817      2.45
  Time deposits............................  2,086,722     55,276      5.34      2,112,847      57,489      5.46
                                            ----------   --------               ----------    --------
      Total deposits.......................  2,497,597     58,712      4.74      2,564,030      60,822      4.76
                                            ----------   --------               ----------    --------
 Borrowings................................    573,032     17,767      6.25        477,145      15,184      6.38
                                            ----------   --------               ----------    --------
      Total interest-bearing liabilities...  3,070,629     76,479      5.02      3,041,175      76,006      5.01
                                            ----------   --------               ----------    --------
Noninterest-bearing liabilities............     40,754                              37,153
Preferred stock issued by consolidated
 subsidiary................................     51,750                              51,750
Stockholders' equity.......................    163,282                             175,629
                                            ----------                          ----------
Total liabilities and equity............... $3,326,415                          $3,305,707
                                            ==========                          ==========
Net interest income; interest rate spread..              $ 40,683      2.17%                  $ 43,604      2.37%
                                                         ========      ====                   ========      ====

Net yield on interest-earning assets
 ("net interest margin")...................                            2.46%                                2.68%
                                                                       ====                                 ====
Average nonaccruing loan balance
 included in average loan balance.......... $   53,526                          $   66,458
                                            ==========                          ==========
Net delinquent interest reserve removed
 from interest income......................              $  2,575                             $  3,318
                                                         ========                             ========
Reduction in net yield on interest-earning
 assets due to delinquent interest.........                            0.16%                                0.20%
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


                                                QUARTER ENDED JUNE 30, 1997                   SIX MONTHS ENDED JUNE 30, 1997
                                                 COMPARED TO JUNE 30, 1996                      COMPARED TO JUNE 30, 1996
                                                  FAVORABLE (UNFAVORABLE)                        FAVORABLE (UNFAVORABLE)
                                              --------------------------------              -----------------------------------
                                         VOLUME          RATE            NET           VOLUME           RATE              NET
                                       -----------   ------------   --------------   -----------   --------------   ---------------
                                                                       (DOLLARS IN THOUSANDS)
Interest income:
 Loans............................     $(3,921)      $  (791)         $(4,712)        $(8,580)       $(2,472)         $(11,052)
 Mortgage-backed securities.......       3,890            27            3,917           7,644             73             7,717
 Investment securities............        (144)         (203)            (347)          1,194           (591)              603
 Investment in FHLB stock.........          34             7               41              84            200               284
                                       -------       -------          -------         -------        -------          --------
    Total interest income.........        (141)         (960)          (1,101)            342         (2,790)           (2,448)
                                       -------       -------          -------         -------        -------          --------
Interest expense:
 Deposits:
  Demand deposits.................          17           (73)             (56)             48           (137)              (89)
  Savings deposits................         198          (183)              15             432           (446)              (14)
  Time deposits...................         477          (221)             256             797          1,416             2,213
                                       -------       -------          -------         -------        -------          --------
    Total deposits................         692          (477)             215           1,277            833             2,110
 Borrowings.......................      (1,511)          957             (554)         (1,753)          (830)           (2,583)
                                       -------       -------          -------         -------        -------          --------
  Total interest expense..........        (819)          480             (339)           (476)             3              (473)
                                       -------       -------          -------         -------        -------          --------
Decrease in net interest income...     $  (960)      $  (480)         $(1,440)        $  (134)       $(2,787)         $ (2,921)
                                       =======       =======          =======         =======        =======          ========

     The $1.4 million decrease in net interest income between the second quarter 1997 and the second quarter 1996 was primarily the result of decreased rates and a decrease in the level of average interest-earning assets combined with an increase in the average level of interest-bearing liabilities. This was partially offset by decreased rates on interest-bearing liabilities. The $2.9 million decrease in net interest income between the six months ended June 30, 1997 and the comparable period in 1996 was primarily due to decreased rates on average interest-earning assets combined with an increase in the average level of interest-bearing liabilities. This was partially offset by an increase in the level of interest-earning assets.


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

     The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of adjustable rate mortgage ("ARM") loans.
ARM loans comprised 96% of the total loan portfolio at June 30, 1997 and 97% at June 30, 1996. The percentage of monthly adjustable ARMs to total loans was approximately 74% and 76% at June 30, 1997 and 1996, respectively. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. At June 30, 1997, approximately 94% of Fidelity's total loan portfolio consisted of loans which mature or reprice within one year, compared to approximately 92% at June 30, 1996. Fidelity has in recent periods been negatively impacted by the fact that increases in the interest rates accruing on Fidelity's ARM loans lagged the increases in interest rates accruing on its deposits due to reporting delays and contractual look-back periods contained in the Bank's loan documents. At June 30, 1997, 90% of the Bank's loans, which are indexed to the Eleventh District Cost of Funds Index ("COFI"), as with all COFI portfolios in the industry, do not reprice until some time after the industry liabilities composing COFI reprice. The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the Federal Home Loan Bank (the "FHLB") Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months. Thus, in a rising rate environment, as in the latter part of 1996 and early 1997, there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, such as the period in early 1996, interest income will be positively affected.

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

     During the third quarter of 1996, the Company entered into a one-year advisory agreement with an investment advisor, pursuant to which the advisor will recommend investments, subject to prior approval and direction of the Company, and execute investment purchases in accordance with the Company's investment strategy. Under this agreement, outstanding forward commitments to purchase adjustable rate MBS totaled $47.3 million at June 30, 1997. Also outstanding in relation to this managed portfolio at June 30, 1997, were $48.0 million notional amount of interest rate caps which will mature in 2007, $5.0 million notional amount interest rate swaps which will mature in 2002 and $9.0 million notional amount of put options on treasury futures with an exercise date in 1997.

     The Company is also considering plans to grow assets (loans and securities) of approximately $600 million in 1997. See "--Business Strategy."

     The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of June 30, 1997. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods as adjusted for interest-rate swaps and other financial instruments as applicable, and based on certain assumptions, including those stated in the notes to the table.

                    MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                           AS OF JUNE 30, 1997
                                                                          MATURITY OR REPRICING
                                           --------------------------------------------------------------------------------------
                                             WITHIN 3          4-12            1-5            6-10         OVER 10
                                              MONTHS          MONTHS          YEARS           YEARS         YEARS         TOTAL
                                           -----------    ------------    ------------    -----------    ---------    -----------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Cash...................................   $  136,472      $    1,089     $        --      $      --    $      --     $  137,561
 Investment securities (1) (2)..........       55,246           2,239         117,891             --       42,556        217,932
 MBS (1)................................       53,118           1,783              --             --      180,773        235,674
 Loans receivable:
  ARMs and other adjustables (3)........    2,255,775         447,500          49,842          4,572          895      2,758,584
  Fixed rate loans......................          763           4,425           3,972         17,038       78,666        104,864
                                           ----------      ----------     -----------      ---------     --------     ----------
   Total gross loans receivable.........    2,256,538         451,925          53,814         21,610       79,561      2,863,448
                                           ----------      ----------     -----------      ---------     --------     ----------
    Total...............................    2,501,374         457,036         171,705         21,610      302,890     $3,454,615
                                           ----------      ----------     -----------      ---------     --------     ==========
INTEREST-BEARING LIABILITIES:
 Deposits:
  Checking and savings accounts (4).....      364,471              --              --             --           --     $  364,471
  Money market accounts (4).............       80,117              --              --             --           --         80,117
  Fixed maturity deposits:
   Retail customers.....................       42,624         931,524       1,256,396         13,717        1,578      2.245,839
   Wholesale customers..................           14           1,807           9,429             --           --         11,250
                                           ----------      ----------     -----------      ---------     --------     ----------
    Total deposits......................      487,226         933,331       1,265,825         13,717        1,578      2,701,677
                                           ----------      ----------     -----------      ---------     --------     ----------
 Borrowings:
  FHLB advances (3).....................      274,960         124,886          70,000        100,000           --        569,846
  Other.................................           --              --              --             --           --             --
                                           ----------      ----------     -----------      ---------     --------     ----------
   Total borrowings.....................      274,960         124,886          70,000        100,000           --        569,846
                                           ----------      ----------     -----------      ---------     --------     ----------
    Total...............................      762,186       1,058,217       1,335,825        113,717        1,578     $3,271,523
                                           ----------      ----------     -----------      ---------     --------     ==========
IMPACT OF HEDGING.......................        5,000              --          (5,000)            --           --
                                           ----------      ----------     -----------      ---------     --------
REPRICING GAP...........................   $1,744,188      $ (601,181)    $(1,169,120)     $ (92,107)    $301,312
                                           ==========      ==========     ===========      =========     ========
GAP TO TOTAL ASSETS.....................        52.63%         (18.14)%        (35.28)%        (2.78)%       9.09%
CUMULATIVE GAP TO TOTAL ASSETS..........        52.63%          34.49 %         (0.79)%        (3.57)%       5.52%

--------------------
(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) Investment securities include FHLB stock of $55.2 million.
(3) ARMs and variable rate borrowings from the FHLB system ("FHLB advances") are primarily in the shorter categories as they are subject to interest rate adjustments.
(4) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.


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

ASSET QUALITY

 General

     The Company's loan portfolio is primarily secured by assets located in Southern California and is comprised principally of single family and multifamily (2 units or more) residential loans. At June 30, 1997, 20% of Fidelity's real estate loan portfolio consisted of California single family residences, while another 11% and 61% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively.

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


 Accelerated Asset Resolution Plan

      In the fourth quarter of 1995, the Bank adopted the Accelerated Asset Resolution Plan (the "Plan"), which was designed to aggressively dispose of, resolve or otherwise manage a pool (the "AARP Pool") of primarily multifamily loans and REO that at that time were considered by the Bank to have higher risk of future nonperformance or impairment relative to the remainder of the Bank's multifamily loan portfolio. The Plan reflected both acceleration in estimated timing of asset resolution, as well as a potential change in recovery method from the normal course of business. In an effort to maximize recovery on loans and REO included in the AARP Pool, the Plan allowed for a range of possible methods of resolution including, but not limited to, (i) individual loan restructuring, potentially including additional extensions of credit or write-offs of existing principal, (ii) foreclosure and sale of collateral properties,
(iii) securitization of loans, (iv) the bulk sale of loans and (v) bulk sale or accelerated disposition of REO properties.

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

     In conjunction with the acquisition of Hancock, the Bank identified a pool of Hancock assets, with similar risk profiles to the assets included in the Bank's AARP Pool, for inclusion in the Plan. The Bank identified 54 Hancock assets with an aggregate gross book balance of approximately $29.3 million, comprised of $25.8 million in gross book balance of loans and $3.5 million in gross book balance of REO. Simultaneously with the consummation of the acquisition, the Bank recorded $5.8 million as an addition to the allowance for estimated loan losses representing the estimated reduced recoveries in executing the Plan.

     Through June 30, 1997, (i) $38.2 million in gross book balances of AARP Pool loans had been resolved through either a negotiated sale or discounted payoff, (ii) $7.9 million in gross book balances of AARP Pool loans were collected through normal principal amortization or paid off through the normal course without loss, (iii) $22.5 million in gross book balances of AARP Pool loans had been modified or restructured and retained in the Bank's mortgage portfolio, (iv) $15.4 million in gross book balances of AARP Pool loans were removed from the AARP Pool upon management's determination that such assets no longer met the risk profile for inclusion in the AARP Pool or that accelerated resolution of such assets was no longer appropriate and (v) $110.6 million in gross book balances of REO were sold ($43.6 million in gross book balances of AARP Pool loans were taken through foreclosure and acquired as REO since the inception of the AARP). As of June 30, 1997, the AARP Pool consisted of 40 assets with an aggregate gross book balance of $18.7 million, comprised primarily of accruing and nonaccruing multifamily real estate loans totaling approximately $9.4 million and REO properties totaling approximately $9.3 million, which are reported as real estate owned on the statement of financial condition. Through June 30, 1997, of the $45.0 million of reserves established in connection with the Plan, not including the $5.8 million established for the Hancock assets, $28.2 million had been charged off and $9.5 million had been allocated to SVAs or REO writedowns in connection with the Bank's estimate of recovery for AARP Pool assets. Due to the addition of the Hancock assets to the Plan, it is now anticipated that the remaining AARP Pool will be resolved by 1998.

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


 Classified Assets

     Total classified assets decreased $14.6 million or 8.4% from December 31, 1996, to $159.5 million at June 30, 1997. This decrease was primarily due to a decrease in performing classified loans and the large volume of REO sales during the six months ended 1997. The ratio of nonperforming assets (''NPAs'') to total assets decreased from 1.83% at December 31, 1996, to 1.61% at June 30, 1997. This decrease is primarily due to decreased levels of NPAs at June 30, 1997, compared to December 31, 1996 and to an increase in total assets at June 30, 1997 compared to December 31, 1996.

     The following table presents net classified assets by property type at the dates indicated:

                                            JUNE 30,    MARCH 31,    DECEMBER 31,    SEPTEMBER 30,     JUNE 30,
                                              1997         1997          1996             1996           1996
                                           ----------   ----------   -------------   --------------   -----------
                                                                   (DOLLARS IN THOUSANDS)
Performing classified loans:
 Single family............................ $   3,331    $   2,75       $  4,555        $  10,054      $  8,098
 Multifamily:
  2 to 4 units............................     4,856        5,527         6,030            9,374        10,227
  5 to 36 units...........................    62,509       50,306        60,785          146,050       148,073
  37 units and over.......................    20,761       12,196        10,375           42,861        43,564
                                           ---------    ---------      --------         --------      --------
   Total multifamily properties...........    88,126       68,029        77,190          198,285       201,864
 Commercial and other.....................     9,788        9,342        29,503(1)        40,628(1)     41,885(1)
                                           ---------    ---------      --------         --------      --------
  Total performing classified loans.......   101,245       80,128       111,248          248,967       251,847
                                           ---------    ---------      --------         --------      --------
Nonperforming classified loans:
 Single family............................     5,980       7,001          8,019            7,478         6,306
 Multifamily:
  2 to 4 units............................     2,677       5,527          5,959            4,897         4,453
  5 to 36 units...........................    15,745      21,041         18,071           19,200        24,989
  37 units and over.......................     4,929       4,162          2,671            1,665         4,019
                                           ---------    --------       --------         --------      --------
   Total multifamily properties...........    23,351      30,730         26,701           25,762        33,461
Commercial and other......................     3,845       1,982          1,405            3,240         3,525
                                           ---------    --------       --------         --------      --------
 Total nonperforming classified loans.....    33,176      39,713         36,125           36,480        43,292
                                           ---------    --------       --------         --------      --------
  Total classified loans..................   134,421     119,841        147,373          285,447       295,139
                                           ---------    --------       --------         --------      --------
REO:
 Single family............................     4,095       5,211          3,185            3,548         2,802
 Multifamily:
  2 to 4 units............................     2,215       2,766          3,410            4,018         3,297
  5 to 36 units...........................    12,992      11,218         13,574           12,331         7,457
  37 units and over.......................     3,106       2,812          1,844            1,844         1,265
                                           ---------    --------       --------         --------      --------
   Total multifamily properties...........    18,313      16,796         18,828           18,193        12,019
 Commercial and other.....................     2,432       2,933          3,950            4,475         6,398
                                           ---------    --------       --------         --------      --------
  Net REO before REO GVA..................    24,840      24,940         25,963           26,216        21,219
 REO GVA..................................    (1,200)     (1,300)        (1,300)          (1,000)         (700)
                                           ---------    --------       --------         --------      --------
  Total REO...............................    23,640      23,640         24,663           25,216        20,519
                                           ---------    --------       --------         --------      --------
Other classified assets...................     1,404       1,382          2,060            2,503         3,100
                                           ---------    --------       --------         --------      --------
  Total classified assets.................  $159,465    $144,863       $174,096         $313,166      $318,758
                                           =========    ========       ========         ========      ========

---------------------
(1) Includes a hotel property loan with a balance of $18.4 million at December 31, 1996.

 Delinquent Loans

     During the second quarter of 1997, total delinquent loans decreased $15.4 million, or 24.5%, from March 31, 1997. The following table presents loan delinquencies by number of days delinquent and by property type as of the dates indicated. All assets are reported net of specific reserves and writedowns.

                                                                 JUNE 30,    MARCH 31,    DECEMBER 31,
                                                                  1997         1997          1996
                                                                ---------   ----------   -------------
                                                                       (DOLLARS IN THOUSANDS)
Delinquencies by number of days:
  30 to 59 days.......................................              0.41%        0.63%           0.55%
  60 to 89 days.......................................              0.26         0.24            0.43
  90 days and over....................................              1.01         1.48            1.31
                                                                 -------      -------         -------
Loan delinquencies to net loan portfolio..............              1.68%        2.35%           2.29%
                                                                 =======      =======         =======
Delinquencies by property type:
 Single family:
  30 to 59 days.......................................           $ 3,514      $ 4,933         $ 4,986
  60 to 89 days.......................................             1,469        1,947           3,479
  90 days and over....................................             5,617        6,770           7,747
                                                                 -------      -------         -------
                                                                  10,600       13,650          16,212
                                                                 -------      -------         -------
    Percent to applicable loan portfolio..............              1.85%        2.72%           3.15%
Multifamily (2 to 4 units):
  30 to 59 days.......................................             1,528        1,856           1,023
  60 to 89 days.......................................               741          958           1,790
  90 days and over....................................             2,544        5,527           5,959
                                                                 -------      -------         -------
                                                                   4,813        8,341           8,772
                                                                 -------      -------         -------
    Percent to applicable loan portfolio..............              1.52%        2.70%           2.79%
Multifamily (5 to 36 units):
  30 to 59 days.......................................             2,894        5,100           5,617
  60 to 89 days.......................................             5,160        3,545           6,130
  90 days and over....................................            13,406       21,041          18,071
                                                                 -------      -------         -------
                                                                  21,460       29,686          29,818
                                                                 -------      -------         -------
    Percent to applicable loan portfolio..............              1.54%        2.18%           2.15%
Multifamily (37 units and over):
   30 to 59 days......................................             3,156        1,755           2,460
  60 to 89 days.......................................                --           --              --
  90 days and over....................................             3,037        4,162           2,671
                                                                 -------      -------         -------
                                                                   6,193        5,917           5,131
                                                                 -------      -------         -------
    Percent to applicable loan portfolio..............              1.94%        1.94%           1.68%
Commercial and Industrial:
  30 to 59 days.......................................               545        3,184             873
  60 to 89 days.......................................                --          115             269
  90 days and over....................................             3,846        1,982           1,405
                                                                 -------      -------         -------
                                                                   4,391        5,281           2,547
                                                                 -------      -------         -------
    Percent to applicable loan portfolio..............              1.96%        2.70%           1.26%
Total loan delinquencies, net.........................           $47,457      $62,875         $62,480
                                                                 =======      =======         =======
Loan delinquencies to net loan portfolio..............              1.68%        2.35%           2.29%
                                                                 =======      =======         =======

     The following table presents net delinquent loans at the dates indicated:

                                  JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,
                                    1997       1997          1996           1996          1996
                                  --------   ---------   ------------   -------------   --------
                                                      (DOLLARS IN THOUSANDS)
Number of days delinquent:
     30 to 59 days.............   $11,638     $16,828       $14,959         $22,748    $23,467
     60 to 89 days.............     7,370       6,565        11,668           8,260      8,026
     90 days and over..........    28,449      39,482        35,853          36,249     43,292
                                  -------     -------       -------         -------    -------
       Total delinquencies.....   $47,457     $62,875       $62,480         $67,257    $74,785
                                  =======     =======       =======         =======    =======

 Nonperforming Assets

     All assets and ratios are reported net of specific reserves and writedowns unless otherwise stated. The following table presents asset quality details at the dates indicated:


                                    JUNE 30,    MARCH 31,    DECEMBER 31,    SEPTEMBER 30,      JUNE 30,
                                      1997        1997          1996             1996            1996
                                   ----------   ----------   -------------   --------------   ------------
                                                           (DOLLARS IN THOUSANDS)
NPAs by Type:
 NPLs.............................  $ 33,176     $ 39,713       $ 36,125       $ 36,480        $ 43,292
 REO, net of REO GVA..............    23,640       23,640         24,663         25,216          20,519
                                    --------     --------       --------       --------        --------
   Total NPAs.....................  $ 56,816     $ 63,353       $ 60,788       $ 61,696        $ 63,811
                                    ========     ========       ========       ========        ========

NPAs by Composition:
 Single family residences.........  $ 10,075     $ 12,212       $ 11,204       $ 10,968        $  9,108
 Multifamily 2 to 4 units.........     4,892        8,293          9,369          8,974           7,750
 Multifamily 5 units and over.....    36,772       39,233         36,160         35,040          37,730
 Commercial and other.............     6,277        4,915          5,355          7,714           9,923
 REO GVA..........................    (1,200)      (1,300)        (1,300)        (1,000)           (700)
                                    --------     --------       --------       --------        --------
   Total NPAs.....................    56,816       63,353         60,788         61,696          63,811
 Total troubled debt restructuring
   ("TDR")........................    44,828       42,696         45,196         49,575          57,079
                                    --------     --------       --------       --------        --------
   Total TDRs and NPAs............  $101,644     $106,049       $105,984       $111,271        $120,890
                                    ========     ========       ========       ========        ========

Classified Assets:
 NPAs.............................  $ 56,816     $ 63,353       $ 60,788       $ 61,696        $ 63,811
 Performing classified loans......   101,245       80,128        111,248(1)     248,967(1)      251,847(1)
 Other classified assets..........     1,404        1,382          2,060          2,503           3,100
                                    --------     --------       --------       --------        --------
   Total classified asset.........  $159,465     $144,863       $174,096       $313,166        $318,758
                                    ========     ========       ========       ========        ========

Classified Asset Ratios:
 NPLs to total assets.............      0.94%        1.21%          1.08%          1.10%          1.31%
 NPAs to total assets.............      1.61%        1.92%          1.83%          1.86%          1.94%
 TDRs to total assets.............      1.27%        1.30%          1.36%          1.49%          1.73%
 NPAs and TDRs to total assets....      2.88%        3.22%          3.18%          3.35%          3.67%
 Classified assets to total assets      4.51%        4.40%          5.23%          9.42%          9.67%
 REO to NPAs......................     41.61%       37.31%         40.57%         40.87%         32.16%
 NPLs to NPAs.....................     58.39%       62.69%         59.43%         59.13%         67.84%

---------------
(1)  Includes a hotel property loan with a balance of $18.4 million.

  Direct costs of foreclosed real estate operations totaled $1.2 million for both the three months ended June 30, 1997 and 1996, and $2.8 million and $3.0 million for the six months ended June 30, 1997 and 1996, respectively. The following table provides information about the change in the book value and the number of properties owned and obtained through foreclosure for the periods indicated:

                                                                       AT OR FOR THE QUARTER          AT OR FOR THE
                                                                           ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------    --------------------------
                                                                          1997       1996         1997           1996
                                                                       ---------  ----------    ---------     ------------
                                                                                   (DOLLARS IN THOUSANDS)
REO net book value...................................................  $ 23,640   $ 20,519      $ 23,640      $ 20,519
Net (decrease) increase in REO for the period........................  $     --     (3,014)       (1,023)       (1,302)

Number of real properties owned......................................       142        120           142           120
Increase (decrease) increase in number of properties
     owned for the period............................................         7        (11)           11            11

Number of properties foreclosed for the period.......................        76         53           149           122
Gross book value of properties foreclosed............................  $ 20,665   $ 15,819      $ 41,795      $ 36,383
Average gross book value of properties foreclosed....................  $    272   $    298      $    281      $    298

 Allowance for Estimated Loan and REO Losses


  The following table summarizes the Bank's reserves, writedowns and certain coverage ratios at the dates indicated:


                                                                       JUNE 30,        DECEMBER 31,        JUNE 30,
                                                                        1997              1996               1996
                                                                     ------------    ----------------    ------------
Loans:                                                                            (DOLLARS IN THOUSANDS)
  GVA.............................................................     $33,490           $25,308          $32,053
  SVA.............................................................      26,474            32,200           41,669 (1)
                                                                       -------           -------          -------
   Total allowance for estimated losses (1) (2)...................     $59,964           $57,508          $73,722
                                                                       =======           =======          =======
  Writedowns (3)..................................................     $   183           $   146          $   316
                                                                       =======           =======          =======
  Total allowance and loan writedowns to gross loans (3)..........        2.10%             2.09%            2.54%
  Total loan allowance to gross loans (4).........................        2.09%             2.08%            2.53%
  Loan GVA to loans (4)...........................................        1.19%             0.93%            1.13%
  Loan GVA to NPLs................................................      100.95%            70.06%           74.04%
  NPLs to total loans.............................................        1.19%             1.34%            1.54%

 REO:
  REO GVA.........................................................     $ 1,200           $ 1,300          $   700
  SVA.............................................................       1,399               781            3,050
                                                                       -------           -------          -------
   Total allowance for estimated losses...........................     $ 2,599           $ 2,081          $ 3,750
                                                                       =======           =======          =======
  Writedowns (3)..................................................     $10,736           $14,819          $17,321
                                                                       =======           =======          =======
  Total REO allowance and REO writedowns to
   gross REO......................................................       36.06%            40.66%           50.66%
  Total REO allowance to gross REO (5)............................        9.91%             7.78%           15.45%
  REO GVA to REO (4)..............................................        4.83%             5.01%            3.30%

Total Loans and REO:
  GVA.............................................................     $34,690           $26,608          $32,753
  SVA.............................................................      27,873            32,981           44,719
                                                                       -------           -------          -------
   Total allowance for estimated losses (2).......................     $62,563           $59,589          $77,472
                                                                       =======           =======          =======
  Writedowns (3)..................................................     $10,919           $14,965          $17,637
                                                                       =======           =======          =======
  Total allowance and writedowns to gross loans and
   REO............................................................        2.53%             2.66%            3.22%
  Total allowance to gross loans and REO (4)......................        2.17%             2.14%            2.64%
  Total GVA to loans and REO (4)..................................        1.22%             0.97%            1.14%
  Total GVA to NPAs...............................................       59.79%            42.86%           50.77%
------------------------

(1) All allowances for loan losses are for the Bank's portfolio of mortgage loans.
(2) At June 30, 1997, December 31, 1996 and June 30, 1996, the allowance for estimated loan losses includes $18.1 million, $16.7 million and $24.4 million, respectively, of remaining loan GVA and SVA for the Plan. See "-- Asset Quality--Accelerated Asset Resolution Plan."
(3) Writedowns include cumulative charge-offs on outstanding loans and REO as of the dates indicated.
(4) Loans and REO, as applicable, in these ratios are calculated prior to their reduction for loan and REO GVA, respectively, but are net of specific reserves and writedowns.
(5) Net of writedowns.

  The following schedule summarizes the activity in the Bank's allowances for estimated loan and real estate losses:

                                                            THREE MONTHS ENDED JUNE 30,
                                    ------------------------------------------------------------------------------
                                                    1997                                     1996
                                    -------------------------------------    -------------------------------------
                                                 REAL ESTATE                              REAL ESTATE
                                    LOANS (1)       OWNED       TOTAL (2)    LOANS (1)       OWNED         TOTAL
                                    ---------    -----------    ---------    ---------    -----------    ---------
                                                                (DOLLARS IN THOUSANDS)
 Balance on April 1,.............   $  52,882      $   2,186    $  55,068    $  81,430      $   3,093    $  84,523
   Provision for losses..........       4,251            620        4,871        3,905            579        4,484
   Charge-offs...................     (12,441)          (478)     (12,919)     (10,582)        (1,904)     (12,486)
   Allocation from GVA to REO....          --             --           --       (1,982)         1,982           --
   Allowances related to
     acquisition.................      12,770            120       12,890           --             --           --
   Recoveries and other..........       2,502            151        2,653          951             --          951
                                    ---------      ---------    ---------    ---------      ---------    ---------
 Balance on June 30,.............   $  59,964      $   2,599    $  62,563    $  73,722      $   3,750    $  77,472
                                    =========      =========    =========    =========      =========    =========

--------------
(1) All allowances for loan losses are for the Bank's portfolio of mortgage loans.
(2) Included in the estimated loan losses related to the Hancock acquistion is $5.8 million associated with the Plan. See "--Asset Quality-- Accelerated Asset Resolution Plan."


                                                             SIX MONTHS ENDED JUNE 30,
                                    ------------------------------------------------------------------------------
                                                     1997                                     1996
                                    -------------------------------------    -------------------------------------
                                                 REAL ESTATE                              REAL ESTATE
                                    LOANS (1)       OWNED       TOTAL (2)    LOANS (1)       OWNED         TOTAL
                                    ---------    -----------    ---------    ---------    -----------    ---------
                                                              (DOLLARS IN THOUSANDS)
 Balance on January 1,...........   $  57,508       $  2,081    $  59,589    $  89,435       $  3,492    $  92,927
   Provision for losses..........       8,502          1,362        9,864        7,805          1,247        9,052
   Charge-offs...................     (22,504)        (1,275)     (23,779)     (22,704)        (3,295)     (25,999)
   Allocation from GVA to REO....          --             --           --       (2,306)         2,306           --
   Allowances related to
     acquisition.................      12,770            120       12,890           --             --           --
   Recoveries and other..........       3,688            311        3,999        1,492             --        1,492
                                    ---------       --------    ---------    ---------       --------    ---------
 Balance on June 30,.............   $  59,964       $  2,599    $  62,563    $  73,722       $  3,750    $  77,472
                                    =========       ========    =========    =========       ========    =========

--------------
(1) All allowances for loan losses are for the Bank's portfolio of mortgage loans.
(2) Included in the estimated loan losses related to the Hancock acquistion is $5.8 million associated with the Plan. See "--Asset Quality-- Accelerated Asset Resolution Plan."


  The following table details the activity affecting specific loss reserves for the periods indicated:

                                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                       JUNE 30, 1997                               JUNE 30, 1997
                                           -----------------------------------      -----------------------------------
                                                       REAL ESTATE                              REAL ESTATE
                                             LOANS        OWNED        TOTAL          LOANS        OWNED        TOTAL
                                           ---------   -----------   ---------      ---------   -----------   ---------
                                                                       (Dollars in thousands)
 Balance at beginning of period........    $  30,332   $       886   $  31,218      $  32,200   $       781   $  32,981
  Allocations from GVA to specific
    reserves...........................        5,468           871       6,339         13,663         1,773      15,436
  Charge-offs..........................      (12,441)         (478)    (12,919)       (22,504)       (1,275)    (23,779)
  Specific loss reserves from
    acquisition........................        3,115           120       3,235          3,115           120       3,235
                                           ---------   -----------   ---------      ---------   -----------   ---------
 Balance at end of period indicated....    $  26,474   $     1,399   $  27,873      $  26,474   $     1,399   $  27,873
                                           =========   ===========   =========      =========   ===========   =========

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

  Net noninterest income increased by $1.1 million from $0.9 million in the second quarter 1996 to $2.0 million in the second quarter 1997. The major components of this increase are: (a) net gains from MBS activities in the second quarter of 1997 increased by $0.8 million primarily as a result of increased sales and (b) fee income from uninsured investment products increased by $0.5 million primarily as a result of increased sales.

  Net noninterest income increased by $2.5 million from net noninterest income of $1.2 million in the six months ended June 30, 1996 to net noninterest income of $3.7 million in the six months ended June 30, 1997. The major components of this increase are: (a) net gains from securities activities in the first six months of 1997 increased by $2.1 million primarily as a result of increased sales and (b) fee income from uninsured investment product increased by $0.8 million primarily as a result of increased sales.


OPERATING EXPENSES

  Operating expenses decreased by $1.5 million to $15.0 million for the second quarter 1997 compared to $16.5 million for the second quarter 1996. The change was primarily due to (a) a decrease of $1.3 million of FDIC insurance costs resulting from the recapitalization of the SAIF in 1996 and an upgrade in the Bank's assessment classification and (b) a decrease of $0.6 million in professional services which was the result of an insurance reimbursement for legal costs related to certain litigation. These favorable variances were partially offset by increases in personnel and benefits expense and other expenses.

  Operating expenses decreased by $3.8 million to $29.4 million for the first six months of 1997 compared to $33.2 million for the comparable 1996 period.
The change was primarily due to (a) a decrease of $2.9 million of FDIC insurance costs resulting from the recapitalization of the SAIF in 1996 and an upgrade in the Bank's assessment classification (b) a decrease of $0.5 million in professional services which was the result of an insurance reimbursement for legal costs related to certain litigation and (c) a decrease of $0.4 million in occupancy and other office related costs which was largely tied to the overall reduction in personnel and overhead costs.

  Decreased operating expenses resulted in a decrease in the annualized operating expense ratio to 1.77% for the six months ended June 30, 1997 from 2.00% for the same period in 1996, based on the total average asset size of the Company of approximately $3.3 billion for the six months ended June 30, 1997 and 1996.

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

  The efficiency ratio improved to 64.82% for the second quarter 1997 from 68.06% for the second quarter 1996. The efficiency ratio also improved between the six months ended June 30, 1997 and 1996 from 67.77% to 63.39%, respectively. This decrease was due to increased noninterest income and decreased operating expense.

INCOME TAXES

  The Company's combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. The effective tax benefit rates of 81.1% and 73.3% on income before income taxes for the quarter and six months ended June 30, 1997, respectively, reflect the federal and state tax benefit attributable to the utilization of net operating loss carryforwards, and the partial recognition of the deferred tax asset. The deferred tax benefit of $2.5 million for the quarter ended June 30, 1997 consisted of a $2.6 million reduction in the valuation allowance for the Company's deferred tax asset offset by a $0.1 million current tax expense. This is compared to the deferred tax benefit of $5.0 million from the $5.2 million reduction of the related valuation allowance offset by a $0.2 million current tax expense for the six months ended June 30, 1997. The effective tax rates of 2.3% and 2.4% on earnings before income taxes for the quarter and six months ended June 30, 1996, respectively, reflect the utilization of net operating loss carryforwards offset by alternative minimum tax for financial reporting purposes.

  As of December 31, 1996 a valuation allowance was provided for the total net deferred tax asset. Under Statement of Financial Accounting Standards
("SFAS") No. 109, Accounting for Income Taxes, the reduction in valuation allowance is dependent upon a "more likely than not" expectation of realization of the deferred tax asset, based upon the weight of available evidence. The Company has realized book earnings, before unusual items, for each of the six consecutive quarters ended June 30, 1997. The loss reflected for the quarter ended September 30, 1996, was attributable to a one-time $18 million SAIF assessment which is considered a nonrecurring item. After consideration of the Company's recent earnings history and other available evidence, management of the Company determined that under the criteria of SFAS No. 109 it was appropriate to record a $2.5 million and $4.8 net tax benefit for the quarter and six months ended June 30, 1997, respectively.

  The analysis of available evidence is performed each quarter utilizing the "more likely than not" criteria required by SFAS 109 to determine the amount, if any, of the deferred tax asset to be realized. Accordingly, there can be no assurance that the Company will recognize additional portions of its deferred tax asset in future periods. Moreover, the criteria of SFAS No. 109 could require the partial or complete recapture of the $5.0 million deferred tax benefit into expense in future periods.


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

                                     CORE CAPITAL TO      CORE CAPITAL
                                        ADJUSTED               TO               TOTAL CAPITAL
                                      TOTAL ASSETS        RISK-WEIGHTED              TO
                                    (LEVERAGE RATIO)         ASSETS          RISK-WEIGHTED ASSETS
                                   -------------------    --------------    ----------------------
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

  The following table summarizes the capital ratios required by FDICIA for an institution to be considered well capitalized and Fidelity's regulatory capital at June 30, 1997 as compared to such ratios.

                                               CORE CAPITAL TO       CORE CAPITAL TO        TOTAL CAPITAL TO
                                                  ADJUSTED            RISK-WEIGHTED           RISK-WEIGHTED
                                                TOTAL ASSETS              ASSETS                 ASSETS
                                             ------------------    -------------------    ------------------
                                               BALANCE      %        BALANCE       %        BALANCE      %
                                             -----------   ----    -----------   -----    ----------   -----
                                                              (DOLLARS IN THOUSANDS)
Fidelity's regulatory capital.............    $  216,700   6.15%   $  216,700    10.50%   $  242,500   11.75%
Well capitalized requirement..............       176,000   5.00       123,800     6.00       206,300   10.00%
                                              ----------   ----    ----------    -----    ----------   -----
Excess capital............................    $   40,700   1.15%   $   92,900     4.50%   $   36,200    1.75%
                                              ==========   ====    ==========    =====    ==========   =====

Adjusted assets (1).......................    $3,519,500           $2,063,200             $2,063,200
                                              ==========           ==========             ==========

------------

(1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of core capital requirements, and refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb) for purposes of risk-based capital requirements.


    FDICIA also required the OTS and the federal bank regulatory agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. On January 1, 1994, the OTS proposed an interest rate risk component for its regulatory capital rule. Under the proposed rule, savings institutions with "above-normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. No interest rate risk component would have been required to be added to the Bank's risk-based capital requirement at June 30, 1997 had the rule been in effect.

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

  The following table summarizes the regulatory capital requirements under FIRREA for Fidelity at June 30, 1997. As indicated in the table, Fidelity's capital levels at June 30, 1997 exceeded all three of the currently applicable minimum FIRREA capital requirements.

                                                                                                          RISK-BASED
                                             TANGIBLE CAPITAL                CORE CAPITAL                   CAPITAL
                                             ----------------                ------------                 -----------
                                           BALANCE           %            BALANCE         %            BALANCE        %
                                           -------          ---           -------        ---           -------       ---
                                                                        (DOLLARS IN THOUSANDS)

Stockholders' equity (1)................. $  227,500                    $  227,500                   $  227,500
Unrealized losses on securities..........      1,100                         1,100                        1,100
Adjustments
   Goodwill..............................     (6,600)                       (6,600)                      (6,600)
   Intangible assets.....................     (9,000)                         (300)                        (300)
   Nonqualifying mortgage servicing
       rights............................         --                            --                           --
   Nonincludable subsidiaries............         --                            --                           --
   Net deferred tax assets...............     (5,000)                       (5,000)                      (5,000)
   Equity investments....................         --                            --                         (100)
   GVA...................................         --                            --                       25,900
                                          ----------                    ----------                   ----------
Regulatory capital (2)...................    208,000        5.92%          216,700       6.15%          242,500      11.75
Required minimum.........................     52,700        1.50           105,600       3.00           165,100       8.00
                                          ----------        ----        ----------       ----        ----------       ----
Excess capital........................... $  155,300        4.42%       $  111,100       3.15%       $   77,400       3.75%
                                          ==========        ====        ==========       ====        ==========       ====
Adjusted assets (3)...................... $3,510,800                    $3,519,500                   $2,063,200
                                          ==========                    ==========                   ==========

-----------------
(1) Fidelity's total stockholders' equity, in accordance with generally accepted accounting principles, was 6.44% of its total assets at June 30, 1997.

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

 FHLB Advances

  The Bank had net increases of FHLB advances of $120.0 million for the six months ended June 30, 1997. This compares to net repayments of $60.0 million for the six months ended June 30, 1996.

 Commercial paper

  Commercial paper outstanding decreased by $40.0 million during the six months ended June 30, 1997 compared to an increase of $49.0 million for the six months ended June 30, 1996.

 Mortgage-backed bond

  The Bank retired its $100 million mortgage-backed bonds on April 15, 1997. The funds were replaced with FHLB advances.

 Loan payments and payoffs


  Loan principal payments, including prepayments and payoffs, provided $114.2 million for the six months ended June 30, 1997 compared to $125.0 million for the same period in 1996. The Bank expects that loan payments and prepayments will remain a significant funding source.


 Sales of securities


  The sale of investment securities and MBS provided $199.0 million for the six months ended June 30, 1997 compared to $20.2 million for the six months ended June 30, 1996. The Bank held $349.5 million and $268.1 million of investment securities and MBS in its available for sale portfolio as of June 30, 1997 and 1996, respectively.


 Undrawn sources


  Fidelity maintains other sources of liquidity to draw upon, which at June 30, 1997 included (a) a line of credit with the FHLB with $369.5 million available (assuming all of the $150.0 million commercial paper capacity is used); (b) unused commercial paper facility capacity of $150.0 million; (c) $234.6 million in unpledged securities available to be placed in reverse repurchase agreements or sold; and (d) $681.9 million of unpledged loans, some of which would be available to collateralize additional FHLB or private borrowings, or be securitized.


 Deposits


  At June 30, 1997, Fidelity had deposits of $2.7 billion. The following table presents the distribution of the Bank's deposit accounts:


                                                JUNE 30, 1997            DECEMBER 31, 1996
                                           -----------------------   -------------------------
                                                          PERCENT                    PERCENT
                                             AMOUNT      OF TOTAL      AMOUNT        OF TOTAL
                                           -----------   ---------   -----------   -----------
                                                            (DOLLARS IN THOUSANDS)
Money market savings accounts...........    $   78,074        2.9 %   $   65,605       2.6  %
Checking accounts.......................       311,873       11.5        287,711      11.5
Passbook accounts.......................        54,636        2.0         53,665       2.2
                                            ----------     ------     ----------    ------
   Total transaction accounts...........       444,583       16.4        406,981      16.3
                                            ----------     ------     ----------    ------
Certificates of deposit $100,000 and           575,236       21.3        543,336      21.8
 over...................................
Certificates of deposit less than            1,681,858       62.3      1,545,616      61.9
 $100,000...............................    ----------     ------     ----------    ------
   Total certificates of deposit........     2,257,094       83.6      2,088,952      83.7
                                            ----------     ------     ----------    ------
   Total deposits.......................    $2,701,677      100.0 %   $2,495,933     100.0 %
                                            ==========     ======     ==========    ======

  The Company is currently eligible to accept brokered deposits; however, there were no brokered deposits outstanding at June 30, 1997 and December 31, 1996.


 Repurchase Agreements


  From time to time the Company enters into reverse repurchase agreements by which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to one year). The Company deals only with dealers who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board or perceived by management to be financially strong. There were no reverse repurchase agreements outstanding at June 30, 1997 and December 31, 1996. In the six months ended June 30, 1997, the Company borrowed and repaid funds from reverse repurchase agreements of $25.5 million compared to $53.4 million of funds borrowed and repaid during the six months ended June 30, 1996.

 Loan Fundings


  Fidelity originated and purchased $79.3 million of gross loans (excluding Fidelity's refinancings) in the six months ended June 30, 1997 compared to $1.4 million in the same period of 1996.


 Contingent or potential uses of funds


  The Bank had unfunded loans totaling $3.3 million at June 30, 1997 and no unfunded loans at December 31, 1996. The unfunded loans at June 30, 1997 were assumed as part of the Hancock acquisition.


 Liquidity


  The OTS regulations require the maintenance of an average daily balance of liquid assets of at least 5% of the average daily balance of the net withdrawable accounts and short term borrowings (the "regulatory liquidity ratio"). The Bank's average regulatory liquidity ratio was 6.98% and 6.36% for the six months ended June 30, 1997 and 1996, respectively.


 Holding Company Liquidity


     At June 30, 1997, Bank Plus had cash and cash equivalents of $0.9 million and no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity and Gateway in order to fund its cash needs, including its payment obligations on the $51.5 principal amount of Senior Notes issued in exchange for Fidelity's Preferred Stock. In connection therewith, Fidelity's Board of Directors has approved the payment of a cash dividend to Bank Plus in the approximate amount of $1.6 million, to assist in funding Bank Plus' future payment obligations with respect to the Senior Notes. See "--Recent Developments--Exchange Offer". Both Gateway's and Fidelity's ability to pay dividends or otherwise provide funds to Bank Plus are subject to significant regulatory restrictions.



PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

  The Bank was named as a defendant in a purported class action lawsuit alleging violations of federal securities laws in connection with the offering of common stock by the Bank in 1994 as part of the Bank's previously reported 1994 Restructuring and Recapitalization. The suit was filed by Harbor Finance Partners ("Harbor") in an alleged class action complaint in the United States District Court-Central District of California on July 28, 1995 and originally named as defendants the Bank, Citadel Holding Corporation ("Citadel"), Richard
M. Greenwood (the Bank's chief executive officer and Citadel's former chief executive officer), J. P. Morgan Securities, Inc., and Deloitte & Touche LLP. The suit alleged that false or misleading information was provided by the defendants in connection with the Bank's 1994 Restructuring and Recapitalization and stock offering and that the defendants knew and failed to disclose negative information concerning the Bank. A motion to dismiss the original complaint was filed by the Bank, and was granted without opposition. Thereafter, Harbor filed an amended complaint which did not include J. P. Morgan Securities, Inc. and Deloitte & Touche LLP as defendants and which contained some factual and legal contentions which were different from those set forth originally. On May 21, 1996, the court granted the Bank's and Greenwood's motion to dismiss the first amended complaint, but granted leave to amend. Following the filing of a second amended complaint, the Bank and Greenwood filed a motion to dismiss. At a hearing on July 22, 1996, the court ruled that the case should be dismissed with prejudice and a formal order to that effect was submitted to the court for execution. Harbor lodged certain objections to the proposed order, including objections that the state law claims in the second amended complaint should not be dismissed with prejudice. The court's order of dismissal was entered on August 5, 1996 and provided that all claims asserted in the second amended complaint under federal law were dismissed with prejudice and those under state law were dismissed without prejudice to their renewal in state court pursuant to 28 U.S.C. (S)1367(b)(3). Harbor has filed a notice of appeal to the order of dismissal. Briefing in the appeal is now concluded and the appeal awaits hearing and disposition. On August 30, 1996, Harbor filed an alleged class action complaint in state court containing allegations similar to those raised in the federal court action as well as claims for unfair business practices to which the Bank and Greenwood filed demurrers seeking to have the case dismissed for failure to state a legally sufficient claim. These demurrers were sustained without leave to amend on March 13, 1997. On May 5, 1997, an order of dismissal was entered in the trial court in response to which Harbor has filed a notice of appeal. The Bank has filed a motion to recover its attorney fees in obtaining the order of dismissal, which was heard on August 4, 1997. The court continued the motion to August 29, 1997 in order to receive further evidence as to the attorney fees claim filed by the Bank.

  In addition, the Bank is a defendant in several individual and purported class actions brought by several borrowers which raise claims with respect to the manner in which the Bank serviced certain adjustable rate mortgages which were originated during the period 1983 through 1988. The actions have been filed between July 1, 1992 and February of 1995. In one case the Bank won a summary judgment in Federal District Court. This judgment was appealed. On July 25, 1996, the Ninth Circuit Court of Appeals filed its opinion which affirmed in part, reversed in part and remanded back to the Federal District Court for further proceedings. The Federal District Court recently ruled in favor of certifying a class in that action. In three Los Angeles Superior Court cases judgments in favor of the Bank were entered in all three cases. The plaintiff has appealed the judgments in all three cases. Two appeals, one decided on June 26, 1997, and one decided on July 30, 1997, affirmed the judgment of the Superior Court in favor of the Bank and one appeal has been dismissed. Two other cases are pending in the Los Angeles Superior Court. In these actions the plaintiffs' principal claim is that the Bank selected an inappropriate review date to consult the index upon which the rate adjustment is based that was one or two months earlier than what was required under the terms of the notes. In a declining interest rate environment, the lag effect of an earlier review period defers the benefit to the borrower of such decline, and the reverse would be true in a rising interest rate environment. The Bank strongly disputes these contentions and is vigorously defending these suits. The legal responsibility and financial exposure of these claims presently cannot be reasonably ascertained and, accordingly, there is a risk that the final outcome of one or more of these claims could result in the payment of monetary damages which could be material in relation to the financial condition or results of operations of the Bank. The Bank does not believe the likelihood of such a result is probable and has not established any specific litigation reserves with respect to such lawsuits.

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

                                                         NUMBER OF VOTES
                                           --------------------------------------------
                                                                               BROKER
                                              FOR        AGAINST    ABSTAIN   NON-VOTES
                                           ----------   ---------   -------   ---------
Proposal 1 - Election of Directors:
   Waldo H. Burnside....................   15,746,911       2,225        --         N/A
   Lilly V. Lee.........................   15,746,911       2,225        --         N/A
   Mark Sullivan III....................   15,746,911       2,225        --         N/A
Proposal 2 - Amendments to, and a
 restatement of, the 1996 Stock
 Option Plan............................   12,016,047   3,722,079    11,010          --
Proposal 3 - Ratification of
 Independent Public Accountants.........   15,733,646       7,150     8,340         N/A


ITEM 5.   OTHER INFORMATION

     Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits


 EXHIBIT
   NO.                                DESCRIPTION
---------  ---------------------------------------------------------------------
   2.1     Agreement and Plan of Reorganization, dated as of March 27, 1996, among Fidelity, Bank Plus Corporation and Fidelity Interim Bank.
           (incorporated by reference to Exhibit 2.1 to the Form 8-B of Bank
           Plus filed with the SEC on April 22, 1996 (the "Form 8-B")).*

   2.2     Agreement and Plan of Merger, dated June 25, 1997, among Bank Plus
           Corporation, Fidelity and Hancock Savings Bank, F.S.B (incorporated by reference to Exhibit 2.2 to the Form S-4 of Bank Plus filed with the SEC on June 30, 1997).*

   3.1 Certificate of Incorporation of Bank Plus Corporation (incorporated by reference to Exhibit 3.1 to the Form 8-B).*

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


 EXHIBIT
   NO.                            DESCRIPTION
---------  ---------------------------------------------------------------------
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

   10.17 Option Agreement, dated as of August 4, 1994, by and between Fidelity and Citadel (incorporated by reference to Exhibit 10.17 to the Form
           8-B).*

   10.18   Executive Employment Agreement, dated as of August 1, 1997, between
           Richard M. Greenwood and Fidelity.

   10.19   Guaranty of Employment Agreement, dated as of August 1, 1997, between
           Richard M. Greenwood and Bank Plus.

   10.20   Amended Service Agreement between Fidelity and Citadel dated as of
           August 1, 1994 (incorporated by reference to Exhibit 10.19 to the
           Form 8-B).*

   10.21   Side letter, dated August 3, 1994, between Fidelity and CRI
           (incorporated by reference to Exhibit 10.20 to the Form 8-B).*

   10.22   Placement Agency Agreement, dated July 12, 1994, between Fidelity,
           Citadel and J.P. Morgan Securities Inc. (incorporated by reference to
           Exhibit 10.21 to the Form 8-B).*

   10.23   Stock Purchase Agreement, dated as of August 3, 1994, between
           Fidelity and Citadel (incorporated by reference to Exhibit 10.22 to the Form 8-B).*

   10.24 Litigation and Judgment Assignment and Assumption Agreement, dated as of August 3, 1994, between Fidelity and Citadel (incorporated by reference to Exhibit 10.23 to the Form 8-B).*

   10.25 Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.24 to the quarterly report on Form 10Q for the quarterly period ended March 31, 1997).*

   10.26 Retirement Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.25 to the Form 8-B).*

   10.27   Form of Severance Agreement between the Bank and Mr. Sanders
           (incorporated by reference to Exhibit 10.26 to the Form 8-B).*

   10.28   Form of Change in Control Agreement between the Bank and Mr.
           Greenwood.

   10.29 Form of Severance and Change in Control Agreement between the Bank and each of Messrs. Austin, Evans & Taylor.

   10.30 Form of Severance and Change in Control Agreement between the Bank and each of Messrs. Condon and Stutz.

   10.31   Form of Severance Agreement between the Bank and Mr. Renstrom
           (incorporated by reference to Exhibit 10.29 to the Form 8-B).*

   10.32 Form of Incentive Stock Option Agreement between the Bank and certain officers (incorporated by reference to Exhibit 10.30 to the Form
           8-B).*

   10.33   Form of Amendment to incentive Stock Option Agreement between the
           Bank and certain officers (incorporated by reference Exhibit 10.31 to the Form 8-B).*

   10.34 Form of Non-Employee Director Stock Option Agreement between the Bank and certain directors (incorporated by reference to Exhibit 10.32 to the Form 8-B).*

   10.35 Form of Amendment to Non-Employee Director Stock Option Agreement between the Bank and certain directors (incorporated by reference to Exhibit 10.33 to the Form 8-B).*

   10.36 Loan and REO Purchase Agreement, dated as of December 15, 1994 between Fidelity and Berkeley Federal Bank & Trust FSB (incorporated by reference to Exhibit 10.34 to the Form 8-B).*

   10.37   Standard Office Lease-Net, dated July 15, 1994, between the Bank and
           14455 Ventura Blvd., Inc. (incorporated by reference to Exhibit 10.35 to the Form 8-B).*

   10.38 Standard Office Lease--Modified Gross, dated July 15, 1994, between the Bank and Citadel Realty, Inc. (incorporated by reference to Exhibit 10.36 to the Form 8-B).*



 EXHIBIT
   NO.                            DESCRIPTION
---------  ---------------------------------------------------------------------
   10.39   Loan Servicing Purchase and Sale Agreement dated March 31, 1995 between the Bank and Western Financial Savings Bank, FSB
           (incorporated by reference to Exhibit 10.37 to the Form 8-B).*

   10.40   Supervisory Agreement dated June 28, 1995, between Fidelity and the
           OTS (incorporated by reference to Exhibit 10.38 to the Form 8-B).*

   10.41 Form of Indemnity Agreement between the Bank and its directors and senior officers (incorporated by reference to Exhibit 10.39 to the Form 8-B).*

   10.42 Letter from the OTS to the Bank dated December 8, 1995, terminating the Supervisory Agreement as of the date of the letter (incorporated by reference to Exhibit 10.40 to the Form 8-B).*

   10.43   Loan Servicing Purchase and Sale Agreement dated May 15, 1996 between
           Fidelity and Western Financial Savings Bank (incorporated by reference to Exhibit 10.37 to the quarterly report on Form 10-Q for the quarterly period ended June 30, 1996).*

   10.44   First Amendment to Standard Office Lease--Modified Gross, dated as of
           May 15, 1995 between the Bank and Citadel Realty, Inc (incorporated by reference to Exhibit 10.42 to the quarterly report on Form 10-Q for the quarterly period ended September 30, 1996).*

   10.45 Second Amendment to Standard Office Lease--Modified Gross, dated as of October 1, 1996, between the Bank and Citadel Realty, Inc
           (incorporated by reference to Exhibit 10.43 to the quarterly report on Form 10-Q for the quarterly period ended September 30, 1996).*

   10.46 Form of Indemnity Agreement between Bank Plus and its directors and senior officers (incorporated by reference to Exhibit 10.44 to the quarterly report on Form 10-Q for the quarterly period ended
           September 30, 1996).*

   10.55   Promissory Note, dated July 31, 1996, from Richard M. Greenwood to
           Bank Plus (incorporated by reference to Exhibit 10.55 to the 1996
           Form 10-K).*

   10.56   Bank Plus Corporation Deferred Compensation Plan.

   27.     Financial Data Schedule.

-----------
* Indicates previously filed documents.

  (b)  Reports on Form 8-K

  A current report on Form 8-K was filed with the SEC on July 2, 1997 reporting on Item 5. "Other Events" including pro forma financial statements for the acquisition of Hancock.

  A current report on Form 8-K was filed with the SEC on August 13, 1997 reporting on Item 2. "Acquisition or Disposition of Assets" and Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits" related to the Hancock acquisition.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   BANK PLUS CORPORATION
                                   Registrant


Date:  August 14, 1997              /s/ Richard M. Greenwood
                                   --------------------------------------
                                            Richard M. Greenwood
                                   President and Chief Executive Officer;
                                         Vice Chairman of the Board


Date:  August 14, 1997              /s/ William L. Sanders
                                   --------------------------------------
                                          William L. Sanders
                                     Executive Vice President and
                                        Chief Financial Officer