Form 10-Q
period 1997-09-30
BANK PLUS CORP
filed 1997-11-14
CIK 1012616

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

(Mark One)

  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997


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
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)


      4565 COLORADO BOULEVARD                                     90039
       LOS ANGELES, CALIFORNIA                                  (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (818) 241-6215



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [x]     No  __


  As of October 31, 1997, Registrant had outstanding 19,340,840 shares of Common Stock, par value $.01 per share.

                             BANK PLUS CORPORATION


                                     INDEX



                                                                                                            PAGE
                                                                                                           -------
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements
                Consolidated Statements of Financial Condition as of September 30, 1997 and
                 December 31, 1996.....................................................................         1

                Consolidated Statements of Operations for the quarters and nine months ended
                 September 30, 1997 and 1996...........................................................         2

                Consolidated Statements of Cash Flows for the quarters and nine months ended
                 September 30, 1997 and 1996...........................................................         3

                Notes to Consolidated Financial Statements.............................................         5

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                 Operations............................................................................         9

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings......................................................................        30

Item 2.         Changes in Securities..................................................................        32

Item 3.         Defaults Upon Senior Securities........................................................        32

Item 4.         Submission of Matters to a Vote of Security Holders....................................        32

Item 5.         Other Information......................................................................        32

Item 6.         Exhibits and Reports on Form 8-K.......................................................        33

                a. Exhibits............................................................................        33

                b. Reports on Form 8-K.................................................................        35

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               SEPTEMBER 30,    DECEMBER 31,
                                                   1997            1996
                                               -------------    ------------
ASSETS:
  Cash and cash equivalents.................... $  198,198      $   70,126
  Certificate of deposit.......................      1,089              --
  Investment securities available for
    sale, at fair value........................    123,999         156,251
  Investment securities held to maturity
    at amortized cost (market value of
    $5,428 and $5,198 at September 30,
    1997 and December 31, 1996,
    respectively)..............................      5,411           5,178
  Mortgage-backed securities held for
    trading....................................     42,289          14,121
  Mortgage-backed securities available
    for sale, at fair value....................    540,384         179,403
  Mortgage-backed securities held to
    maturity, at amortized cost (market
    value of $27,169 at December 31, 1996).....         --          30,024
  Loans receivable, net of allowances of
    $58,408 and $57,508 at September 30,
    1997 and December 31, 1996,
    respectively...............................  2,832,559       2,691,931
  Interest receivable..........................     22,797          20,201
  Investment in Federal Home Loan Bank
    ("FHLB") stock.............................     56,086          52,330
  Real estate owned, net.......................     18,469          24,663
  Premises and equipment, net..................     33,082          31,372
  Other assets.................................     45,894          54,690
                                                ----------      ----------
                                                $3,920,257      $3,330,290
                                                ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
  Liabilities:
    Deposits................................... $2,802,183      $2,495,933
    FHLB advances..............................    859,846         449,851
    Commercial paper...........................         --          40,000
    Mortgage-backed notes......................         --         100,000
    Senior notes...............................     51,478              --
    Other liabilities..........................     29,267          31,099
                                                ----------      ----------
                                                 3,742,774       3,116,883
                                                ----------      ----------
  Minority Interest:  Preferred stock of
    consolidated subsidiary....................        272          51,750
  Stockholders' equity:
    Common Stock:
      Common stock, par value $.01 per
        share; 78,500,000 shares authorized;
        19,340,840 and 18,245,265 shares
        outstanding at September 30, 1997
        and December 31, 1996, respectively....        194             182
    Paid-in capital............................    274,212         261,902
    Unrealized (losses) gains on
      securities...............................     (6,600)          1,043
    Accumulated deficit........................    (90,595)       (101,470)
                                                ----------      ----------
                                                   177,211         161,657
                                                ----------      ----------
                                                $3,920,257      $3,330,290
                                                ==========      ==========

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 QUARTER ENDED                 NINE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                           --------------------------    --------------------------
                                               1997           1996           1997          1996
                                           ------------   ------------   ------------   -----------
INTEREST INCOME:
  Loans.................................. $    52,817     $    52,142    $   152,041    $   162,418
  Mortgage-backed securities.............       7,784           1,617         16,761          2,877
  Investment securities and other........       4,930           5,261         13,891         13,335
                                          -----------     -----------    -----------    -----------
     Total interest income...............      65,531          59,020        182,693        178,630
                                          -----------     -----------    -----------    -----------
INTEREST EXPENSE:
  Deposits...............................      33,166          29,808         91,878         90,630
  FHLB advances..........................      10,841           3,827         24,818         10,669
  Other borrowings.......................       1,091           4,140          4,881         12,482
                                          -----------     -----------    -----------    -----------
     Total interest expense..............      45,098          37,775        121,577        113,781
                                          -----------     -----------    -----------    -----------
NET INTEREST INCOME......................      20,433          21,245         61,116         64,849
  Provision for estimated loan losses....       4,251           3,900         12,753         11,710
                                          -----------     -----------    -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR
  ESTIMATED  LOAN LOSSES.................      16,182          17,345         48,363         53,139
                                          -----------     -----------    -----------    -----------
NONINTEREST INCOME (EXPENSE):
  Loan fee income........................         563             462          1,583          1,836
  Gains on loan sales, net...............           2               3             30              9
  Fee income from sale of uninsured
    investment products..................       1,384           1,005          4,447          3,296
  Fee income on deposits and other
    income...............................       1,131             575          2,677          2,239
  Gains on securities and trading
    activities, net......................         362             610          2,578            762
                                          -----------     -----------    -----------    -----------
                                                3,442           2,655         11,315          8,142
                                          -----------     -----------    -----------    -----------
  Provision for estimated real estate
    losses...............................         333            (731)        (1,029)        (1,977)
  Direct costs of real estate
    operations, net......................      (1,426)         (1,393)        (4,190)        (4,417)
                                          -----------     -----------    -----------    -----------
                                               (1,093)         (2,124)        (5,219)        (6,394)
                                          -----------     -----------    -----------    -----------
  Total noninterest income...............       2,349             531          6,096          1,748
                                          -----------     -----------    -----------    -----------
OPERATING EXPENSE:
  Personnel and benefits.................       7,631           7,358         21,418         21,164
  Occupancy..............................       3,080           2,490          8,368          7,896
  FDIC insurance.........................         755           1,850          1,836          5,812
  Professional services..................       3,097           2,922          7,855          8,205
  Office-related expenses................       1,025             867          2,705          2,799
  Other..................................         893           1,946          3,676          4,722
                                          -----------     -----------    -----------    -----------
                                               16,481          17,433         45,858         50,598
   SAIF special assessment...............          --          18,000             --         18,000
                                          -----------     -----------    -----------    -----------
  Total operating expense................      16,481          35,433         45,858         68,598
                                          -----------     -----------    -----------    -----------
EARNINGS (LOSS) BEFORE INCOME TAXES AND
 MINORITY  INTEREST IN SUBSIDIARY........       2,050         (17,557)         8,601        (13,711)

   Income tax benefit....................      (1,700)         (1,186)        (6,500)        (1,093)
                                          -----------     -----------    -----------    -----------
EARNINGS (LOSS) BEFORE MINORITY
 INTEREST IN SUBSIDIARY..................       3,750         (16,371)        15,101        (12,618)
  Minority interest in subsidiary
    (dividends on subsidiary
    preferred stock).....................         342           1,553          4,228          3,105
                                          -----------     -----------    -----------    -----------
NET EARNINGS (LOSS)......................       3,408         (17,924)        10,873        (15,723)
  Preferred stock dividends..............          --              --             --          1,553
                                          -----------     -----------    -----------    -----------
EARNINGS (LOSS) AVAILABLE FOR COMMON
 STOCKHOLDERS............................ $     3,408     $   (17,924)   $    10,873    $   (17,276)
                                          ===========     ===========    ===========    ===========
EARNINGS (LOSS) PER COMMON SHARE......... $      0.18     $     (0.98)   $      0.58    $     (0.95)
                                          ===========     ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING.............................  19,310,813      18,242,715     18,605,514     18,242,549
                                          ===========     ===========    ===========    ===========

                See notes to consolidated financial statements

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                    QUARTER ENDED                NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                              --------------------------     --------------------------
                                                  1997          1996             1997           1996
                                              -----------   ------------     ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)........................ $    3,408     $   (17,924)    $   10,873      $ (15,723)
  Adjustments to reconcile net
    earnings to net cash provided
    by (used in) operating activities:
      Provisions for estimated loan and
        real estate losses...................      3,918           4,631         13,782         13,687
      Gains on sale of loans and
        securities...........................       (364)           (613)        (2,608)          (771)
      Capitalized loan origination
        costs................................        (17)             --            (30)            --
      Amortization of deferred
        items, net...........................     (3,054)           (670)        (5,129)        (1,679)
      FHLB stock dividend....................       (822)           (804)        (2,481)        (2,179)
      Depreciation and amortization..........      1,431             961          3,194          2,931
  Purchases of mortgage-backed
    securities ("MBS") held for trading......    (50,738)        (25,013)       (60,717)       (25,013)
  Principal repayments of MBS held for
    trading..................................        661              38          1,013             38
  Proceeds from sales of MBS held for
    trading..................................     18,841          24,971         31,915         24,971
  Interest receivable decrease
    (increase)...............................     (1,988)            257         (1,478)          (949)
  Other assets decrease (increase)...........      2,496            (355)        33,916         (7,121)
  Deferred income tax benefit................     (2,012)             --         (7,013)            --
  Interest payable (decrease) increase.......      2,189           2,418         (2,910)         2,500
  Other liabilities (decrease) increase......     (4,581)         28,500         (2,847)        33,165
                                              ----------       ---------     ----------     ----------
        Net cash (used in) provided by
          operating activities...............    (30,632)         16,397          9,480         23,857
                                              ----------       ---------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Hancock acquisition........................         --              --         52,908             --
  Westwood branch acquisition................     47,489              --         47,489             --
  Purchases of investment securities
    available for sale.......................         --         (50,288)            --       (201,313)
  Maturities of investment securities
    available for sale.......................         --              --             --          2,950
  Proceeds from sales of investment
    securities available for sale............     32,575          48,765         32,575         48,765
  Purchases of MBS available for sale........   (382,605)        (98,200)      (598,551)      (137,161)
  Principal repayments of MBS
    available for sale.......................     13,197             488         29,187          3,247
  Proceeds from sales of MBS available
    for sale.................................     48,798          20,332        234,747         40,490
  Purchases of MBS held to maturity..........         --         (15,869)            --        (15,869)
  Principal repayments of MBS held to
    maturity.................................        977              --          3,037             --
  Maturities of certificate of deposits......        493              --            493             --
  Loans receivable (increase) decrease.......    (66,195)         48,807        (46,585)       147,003
  Net proceeds from sales of real
    estate owned.............................     24,572           8,777         42,318         26,374
  Premises and equipment additions, net......     (1,849)            (90)        (3,051)        (1,111)
                                              ----------       ---------     ----------     ----------
        Net cash used in investing
          activities.........................   (282,548)        (37,278)      (205,433)       (66,625)
                                              ----------       ---------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Demand deposits and passbook
    savings, net decrease....................     (1,686)        (15,343)        (9,295)      (117,083)
  Certificate accounts, net increase
    (decrease)...............................     53,234         (20,834)        63,016         32,983
  Payments of preferred stock dividend.......         --              --             --         (1,553)
  Proceeds from FHLB advances................    410,000         106,631        895,941        106,631
  Repayments of FHLB advances................   (120,000)           (303)      (485,946)       (60,303)
  Short-term borrowings (decrease)
    increase.................................         --         (57,357)       (40,000)        45,000
  Repayments of long-term borrowings.........         --              --       (100,000)            --
  Net proceeds from issuance of
    capital stock............................        271              --            309             --
  Other financing activity...................         --            (232)            --           (268)
                                              ----------       ---------     ----------     ----------
        Net cash provided by financing
          activities.........................    341,819          12,562        324,025          5,407
                                              ----------       ---------     ----------     ----------
            Net increase (decrease) in
              cash and cash equivalents......     28,639          (8,319)       128,072        (37,361)
        Cash and cash equivalents at the
          beginning of the period............    169,559          65,752         70,126         94,794
                                              ----------       ---------     ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD...................................... $  198,198       $  57,433     $  198,198     $   57,433
                                              ==========       =========     ==========     ==========

                         (Continued on following page)

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)



                                                    QUARTER ENDED                NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                              --------------------------     --------------------------
                                                  1997          1996             1997           1996
                                              -----------   ------------     ------------   -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) during the
    period for:
      Interest on deposits, advances and
        other borrowings..................... $   42,801       $  34,844     $  123,622     $  109,414
      Income tax payment (refund)............        150              45            393           (257)

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Additions to real estate acquired
      through foreclosure....................     20,935          14,205         41,712         35,425
    Loans originated to finance sale
      of real estate owned...................      1,867              --          7,955          1,379
    Transfer between available for
      sale and to held to maturity
        Portfolios:
          Investment securities..............         --           7,378             --          7,378
          MBS................................     26,998          15,552         26,998         15,552
    Exchange of preferred stock for
      senior notes:
        Senior notes.........................     51,478              --         51,478             --
        Minority Interest:  Preferred
          stock of consolidated subsidiary...    (51,478)             --        (51,478)            --

DETAILS OF ACQUISITION:
    Fair value of assets and
      intangible acquired....................         --              --        212,693             --
    Goodwill.................................         --              --          6,589             --
    Liabilities assumed......................         --              --        207,270             --
    Common stock issued......................         --              --         12,012             --
    Cash acquired............................         --              --         52,908             --

                 See notes to consolidated financial statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  In the opinion of Bank Plus Corporation ("Bank Plus") and Bank Plus together with its subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 1997 and December 31, 1996, and the results of operations and statements of cash flows for the three and nine months ended September 30, 1997 and 1996.

  Bank Plus is the holding company for Fidelity Federal Bank, a Federal Savings Bank, and its subsidiaries (the "Bank" or "Fidelity") and Gateway Investment Services, Inc. ("Gateway"). The Company's headquarters are in Los Angeles, California. The Company offers a broad range of consumer financial services, including demand and term deposits, uninsured investment products, insurance products and loans to consumers, through 37 full-service branches, all of which are located in Southern California, principally in Los Angeles and Orange counties. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1997 presentation.

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

Supplementary Earnings/Loss per Share Data

  Net earnings per common share for the three and nine months ended September 30, 1997 and 1996, as adjusted to reflect the dividends on preferred stock of subsidiary, was determined based on 19,310,813, 18,605,514, 18,242,715 and 18,242,549 shares outstanding, respectively. Common stock equivalents for the three and nine months ended September 30, 1997 and 1996 did not impact the calculation of net earnings per common share.


2. MORTGAGE-BACKED SECURITIES TRANSFER

  As of September 30, 1997, the Company transferred two securities with a total amortized cost of $27.0 million and a total estimated fair value of $22.5 million from the held-to-maturity portfolio to the available-for-sale portfolio. The transfer was the result of significant deterioration in the creditworthiness of the borrowers of the underlying loans collateralizing the securities. The estimated fair value of the securities was based on management's estimates of cash flows, as the securities are not readily marketable. Because of the limited market for this type of security, management's process for estimating fair market value is inherently subjective. Accordingly, future estimates of fair market value or the actual sales price of the securities could differ substantially from the currently estimated fair market values. The unrealized holding loss of $4.5 million at September 30, 1997 is reported in a separate component of shareholders' equity.

  The Company is taking necessary steps to mitigate any losses and has currently determined the decline in the securities' fair value below the amortized cost basis is not other than temporary.


3. ACQUISITION

  On July 29, 1997, the Company completed the acquisition of all of the outstanding common stock of Hancock Savings Bank, F.S.B. ("Hancock"), a Los Angeles-based federal savings bank with five branches. As of June 30,

1997 Hancock had assets of approximately $210.1 million and deposits of approximately $203.7 million. The total consideration paid to the Hancock stockholders was 1,058,575 million shares of Bank Plus Common Stock valued at $11.347 per share.

  The acquisition of Hancock was accounted for as a purchase and was reflected in the consolidated statement of condition of the Company at June 30, 1997. The Company's consolidated statement of operations includes the revenues and expenses of the acquired business beginning July 1, 1997. The purchase price was allocated to the assets purchased (including identifiable intangible assets) and the liabilities assumed based upon their estimated fair values at the date of acquisition. The Company identified a core deposit intangible of approximately $8.6 million, which will be amortized over seven years, the estimated average life of the deposits acquired. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $6.6 million, which has been accounted for as goodwill and will be amortized over 15 years using the straight-line method.


4. DERIVATIVE FINANCIAL INSTRUMENTS

  As part of its trading program, the Company has employed interest rate swaps, caps, floors and commitments for forward purchase and sale of securities to manage the risks and returns of the program. These financial instruments are carried at fair value with realized and unrealized changes in fair value recognized in earnings in the period in which the change occurs. The premiums paid for interest rate caps and floors are capitalized and amortized over the life of the contracts using the straight-line method.


5. RECENT ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") and "Disclosure of Information about Capital Structure" ("SFAS 129") in February 1997, and issued "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in June 1997.

SFAS 128 - Earnings Per Share

  SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. SFAS 128, also requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. If the Company had adopted SFAS 128 as of January 1, 1997, pro forma basic EPS would have been $0.58 and pro forma diluted EPS would have been $0.57 for the nine months ending September 30, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements included in this Form 10-Q, including without limitation statements containing the words ''believes,'' ''anticipates,'' ''intends,'' ''expects'' and words of similar import, constitute ''forward-looking statements'' within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the continuing impact of California's economic recession on collateral values and the ability of certain borrowers to repay their obligations to Fidelity; the potential risk associated with the Bank's level of nonperforming assets and other assets with increased risk; changes in or amendments to regulatory authorities' capital requirements or other regulations applicable to Fidelity; fluctuations in interest rates; increased levels of competition for loans and deposits; and other factors referred to in this Form 10-Q. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


OVERVIEW

     Bank Plus, through Fidelity, operates 37 full-service branches, all of which are located in Southern California, principally in Los Angeles and Orange Counties. The Company offers a broad range of consumer financial services including demand and term deposits and loans to consumers. The Bank closed its wholesale correspondent single family loan origination network and its multifamily loan origination operations in the third quarter of 1994 due to the economic and competitive environments. Since that time the Bank has entered into strategic partnerships with established providers of consumer credit products pursuant to which all consumer credit products made available to the Bank's customers are referred to and underwritten, funded and serviced by the strategic partners. In addition, through Gateway, a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, the Company provides customers with uninsured investment products, including a number of mutual funds, annuities and insurance products.


RECENT DEVELOPMENTS

 Registration of Common Stock

     In the first quarter of 1997, the Company filed a Registration Statement on Form S-4 (the "Acquisition S-4") for up to approximately $75.0 million in shares of Bank Plus Common Stock (the "Acquisition Shares") that may be issued from time to time as consideration (in whole or in part) for possible future acquisitions. The Securities and Exchange Commission (the "SEC") declared the Acquisition S-4 effective on June 2, 1997. Under the Acquisition S-4, the Company, on July 29, 1997, issued 1,058,575 shares of Bank Plus Common Stock in connection with the acquisition of Hancock Savings Bank, FSB ("Hancock") (see "- -Hancock Merger"). The Board of Directors of Bank Plus (the "Board") (or an authorized committee thereof) will negotiate, determine and approve on behalf of the Company the number of Acquisition Shares to be issued in any acquisition and the terms and conditions of all agreements to be entered into by the Company in connection therewith. Offers to sell any of the Acquisition Shares, if any, will be made only pursuant to the prospectus constituting a part of the Acquisition S-4.

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

     The acquisition of Hancock was accounted for as a purchase and was reflected in the consolidated statement of condition of the Company at June 30, 1997 and in all amounts and ratios reported throughout Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" as of June 30, 1997. The Company's consolidated statements of operations include the revenues and expenses of the acquired business beginning July 1, 1997. The purchase price was allocated to the assets purchased (including identifiable intangible assets) and the liabilities assumed based upon their estimated fair market values at the date of acquisition. The Company identified a core deposit intangible of approximately $8.6 million, which will be amortized over seven years, the estimated average life of the deposits acquired. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $6.6 million, which has been accounted for as goodwill and will be amortized over 15 years using the straight-line method.

     The acquisition of Hancock provides a number of benefits to the Company including an increased customer base and larger branch network, lower yielding deposits and operating efficiencies through consolidation. The acquired branch network and associated customer base at July 29, 1997, included approximately 11,300 and 6,000 transaction and time deposit accounts, respectively, and will provide new territory in which to implement Fidelity's sales platform of credit and investment products. Through strategic alliances with third party providers, the Company will introduce to the Hancock customer base a wide range of securities, insurance and consumer loan products to enhance the Company's fee income.

     The Company has reduced consolidated operating expenses as a result of the merger through the closure and consolidation of the administrative office of Hancock and the consolidation of two of the five branches acquired into existing Fidelity branches.

 Deposit Purchase

     On September 19, 1997, the Company completed the purchase of deposits from Coast Federal Bank, FSB ("Coast"). The Coast branch, located in Westwood, California, had deposits of approximately $48.6 million at September 19, 1997. The Company identified a core deposit intangible of approximately $1.5 million, which will be amortized over seven years, the estimated average life of the deposits acquired.

 Exchange Offer

     On July 18, 1997, the Company completed an exchange offer (the "Exchange Offer") of the Company's 12% Senior Notes due July 18, 2007 (the "Senior Notes") for the outstanding shares of 12% Noncumulative Exchangeable Perpetual Stock, Series A (the "Series A Preferred Stock") issued by Fidelity in 1995. The Company accepted 2,059,120 shares of Series A Preferred Stock in exchange for approximately $51.5 million principal amount of Senior Notes. Holders of approximately 11,000 shares of the Series A Preferred Stock elected not to participate in the Exchange Offer and are reflected as minority interest on the Statement of Financial Condition as of September 30, 1997.

 CalPERS

     Effective July 1, 1997 Gateway was awarded the contract to serve as the Financial Education Presenter for the California Public Employees' Retirement System ("CalPERS"), which has more than one million members. Under the terms of the contract Gateway's primary responsibility will be to coordinate with CalPERS the development and production of financial planning seminars to provide financial education information to CalPERS members. The contract is for an initial one-year term and is thereafter renewable for a two-year period at the option of CalPERS, but no assurances can be given that the contract will, in fact, be renewed. Under the contract, Gateway will be providing, among other services, experienced speakers at CalPERS-scheduled and coordinated financial planning seminars throughout California, customized seminar materials, the offer of personal consultations to seminar attendees (which will include the development of a personalized financial plan) and quarterly reports of all investment products and services sold to CalPERS members. The Company anticipates that these seminars and personal consultations will generate fee income from the sale of uninsured investment products, such as mutual funds, annuities and insurance products.

 AmeriCash

     On June 12, 1997, Fidelity entered into an agreement pursuant to which it acts as cash services provider for a national network of cash dispensing automatic teller machines operated by AmeriCash, L.L.C. The Bank has agreed to provide up to $50 million of its cash for Americash ATMs throughout the United States, and is paid fees based on the volume of cash withdrawal transactions. The average cash balance outstanding in the AmeriCash program for the third quarter was $7.8 million, and the program generated fees of $0.1 million for the period which are reported as noninterest income. See the net interest income table on page 12 for the impact the AmeriCash program has on net interest margin.


BUSINESS STRATEGY

     The Company's business strategy is to be a consumer-focused provider of financial services, by enhancing its franchise to integrate its traditional services and products (deposit services, checking and savings accounts) with the offering of investment products through Gateway and consumer credit products through strategic partners. As a part of such strategy, management continues to explore new opportunities to expand the integrated sales platform, to increase fee income growth, and to build upon the use of technology in delivering financial products and services. In addition to the CalPERS and AmeriCash programs discussed above, the Company is pursuing the following activities:

 Affinity Credit Cards

     Fidelity has formed a plan to develop affinity credit card issuance programs with strategic allies. These programs will include unsecured credit cards and credit cards secured by real estate or by cash deposits. The Bank has entered into contracts to establish such programs with two separate entities. Fidelity will serve as issuer and owner of certain credit card accounts and will develop the card portfolio from prospects provided by the strategic allies. As part of the affinity agreements, certain strategic allies may have the right to purchase outstanding receivables of these accounts at par and, in exchange, provide credit enhancements to guarantee full repayment of the Bank's outstanding receivables in the event of cardholder defaults. The credit enhancements will include the funding of a reserve account or pledging of collateral as receivables are funded by the Bank. The Bank has committed to fund up to an aggregate outstanding balance of $425 million under the current programs. At September 30, 1997, outstanding credit card balances associated with the affinity program were approximately $21.0 million.

     Fidelity is in the process of evaluating other affinity credit card transactions with several potential strategic allies. These transactions, if consummated, would involve the issuance of substantial numbers of credit cards, and both the risks and benefits associated with these programs would be shared with Fidelity's strategic allies. No assurances can be given as to whether any of these transactions will be consummated or, if consummated, as to the profitability of any of these transactions. In connection with the affinity credit card program, the Company is contemplating establishing a credit processing center, which would handle the processing for the various credit card programs. The establishment of this processing center would require funding of significant start-up costs, and no assurances can be given that these costs would be recovered.


 Internet Bank

     Management believes that, given the highly competitive nature of the financial services industry and the regulatory constraints that the Company faces in competing with unregulated companies, the Company must continue to expand from its historical business focus and provide customers with a wider array of products through a variety of delivery channels. The Company is pursuing the use of various electronic delivery systems to enhance customer convenience and the Company's fee income opportunities. Fidelity is in the process of completing the first phase of its Internet bank site which will open to customers under the name "iBank" in early

1998 at the Internet address of http://www.iBank.com. iBank will offer on-line transactional capabilities for selected Bank services, with plans to expand such offerings to include the investment products currently sold through the Company's integrated sales platform.


 Asset Growth

     Additionally, as a part of its business strategy, the Company has developed a plan to grow assets (loans and securities) by approximately $600 million in 1997. This plan, in general terms, is based upon certain risk adjusted return and liquidity objectives and is designed to increase the Company's securities and loan portfolios to enhance the Company's earning capabilities. The proposed increase in earning assets may be at a lower interest rate spread than the Company's assets are currently yielding depending on available financing sources. Accordingly, if the plan is implemented, the Company's interest rate spread may decline. In conjunction with this plan, the Company continues its exploration of other asset origination capabilities, customer base expansion and acquisition opportunities for financial services institutions. If such opportunities are pursued or if the interest rate environment is not desirable for growth, these may limit the asset growth strategy discussed above to an amount significantly less than $600 million.

RESULTS OF OPERATIONS

     The Company reported net earnings available to common stockholders of $3.4 million, after minority interest in subsidiary (dividend on subsidiary preferred stock) of $0.3 million ($0.18 per common share; computed on the basis of 19,310,813 weighted average common shares outstanding) for the three months ended September 30, 1997. For the nine months ended September 30, 1997, net earnings available to common stockholders were $10.9 million, after minority interest in subsidiary (dividends on subsidiary preferred stock) of $4.2 million ($0.58 per common share; computed on the basis of 18,605,514 weighted average common shares outstanding). This compares to net losses available to common stockholders of $17.9 million after minority interest in subsidiary of $1.6 million ($0.98 per common share; computed on the basis of 18,242,715 weighted average common shares outstanding) for the three months ended September 30, 1996. For the nine months ended September 30, 1996, net losses available for common stockholders were $17.3 million after minority interest in subsidiary and dividends on preferred stock totaling $4.7 million ($0.95 per common share; computed on the basis of 18,242,549 weighted average common shares outstanding).

     Net earnings for the three months ended September 30, 1997, as compared to the same period in 1996, reflect: (a) decreased operating expenses of $19.0 million primarily due to lower Federal Deposit Insurance Corporation ("FDIC") insurance costs resulting from the special one-time recapitalization payment of $18.0 million to the Savings Association Insurance Fund (the "SAIF") in the third quarter of 1996 and an upgrade in the Bank's assessment classification and
(b) increased noninterest income of $1.8 million due primarily to lower costs associated with real estate operations and increased fee income on deposits from cash services fees and retirement income plan assessment fees. These favorable changes were partially offset by (a) decreased net interest income of $0.8 million primarily due to a higher average volume of interest bearing liabilities offset by higher average interest earning assets and (b) increased provision for estimated loan losses of $0.4 million

     Net earnings for the nine months ended September 30, 1997, as compared to the same period in 1996, reflect: (a) decreased operating expenses of $22.7 million primarily due to lower FDIC insurance costs resulting from the special one-time recapitalization payment of $18.0 million to the SAIF in the third quarter of 1996 and an upgrade in the Bank's assessment classification, (b) increased noninterest income of $4.3 million due primarily to gains on sales of mortgage-backed securities ("MBS"), fee income from sale of uninsured investment products and lower costs associated with real estate operations and (c) increased income tax benefit of $5.4 million (see "--Income Taxes"). These favorable changes were partially offset by (a) decreased net interest income of $3.7 million primarily due to lower rates on average interest earning assets and higher levels of average borrowing balances and (b) increased provision for estimated loan losses of $1.0 million.

NET INTEREST INCOME

     Net interest income is the difference between interest earned on loans, MBS and investment securities ("interest-earning assets") and interest paid on savings deposits and borrowings ("interest-bearing liabilities"). For the three months ended September 30, 1997, net interest income totaled $20.4 million, decreasing by $0.8 million from $21.2 million for the comparable period in 1996. For the nine months ended September 30, 1997, net interest income totaled $61.1 million, decreasing by $3.7 million from $64.8 million for the comparable period in 1996.

     Net interest income is affected by (a) the average volume and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities, (b) the level and volatility of market interest rates, (c) the level of nonaccruing loans ("NPLs") and (d) the interest rate spread between the yields earned and the rates paid.

     The following table presents the primary determinants of net interest income for the three months ended September 30, 1997 and 1996:

                                                                                QUARTER ENDED SEPTEMBER 30,
                                                        -----------------------------------------------------------------------
                                                                         1997                                  1996
                                                        -----------------------------------     -------------------------------
                                                             AVERAGE                AVERAGE      AVERAGE                AVERAGE
                                                              DAILY                  YIELD/       DAILY                  YIELD/
                                                             BALANCE     INTEREST     RATE       BALANCE     INTEREST     RATE
                                                           -----------   --------   --------   -----------   --------   --------
                                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans..................................................  $  2,873,673  $  52,817   7.35%   $ 2,866,162  $  52,142      7.28%
 MBS....................................................       452,608      7,784   6.88         89,335      1,617      7.24
 Investment securities..................................       258,542      4,108   6.32        255,518      4,457      6.94
 Investment in FHLB stock...............................        55,841        822   5.86         51,308        804      6.23
                                                          ------------    -------           -----------  ---------
      Total interest-earning assets.....................     3,640,664     65,531   7.20      3,262,323     59,020      7.24
                                                                          -------                        ---------
Noninterest-earning assets..............................       115,916                           56,713
                                                          ------------                      -----------
      Total assets......................................  $  3,756,580                      $ 3,319,036
                                                          ============                      ===========
Interest-bearing liabilities:
 Deposits:
  Demand deposits.......................................  $    318,536        865   1.08    $   293,778        791      1.07
  Savings deposits......................................       133,144        882   2.63        130,985        950      2.88
  Time deposits.........................................     2,278,428     31,419   5.42      2,102,184     28,067      5.30
                                                          ------------    -------           -----------  ---------
    Total deposits......................................     2,730,108     33,166   4.82      2,526,947     29,808      4.68
                                                          ------------    -------           -----------  ---------
 Borrowings.............................................       799,766     11,932   5.92        514,817      7,967      6.14
                                                          ------------    -------           -----------  ---------
  Total interest-bearing liabilities....................     3,529,874     45,098   5.07      3,041,764     37,775      4.93
                                                          ------------    -------           -----------  ---------
Noninterest-bearing liabilities.........................        38,535                           52,893
Preferred stock issued by consolidated subsidiary.......        10,789                           51,750
Stockholders' equity....................................       177,382                          172,629
                                                          ------------                      -----------
Total liabilities and equity............................  $  3,756,580                      $ 3,319,036
                                                          ============                      ===========
Net interest income; interest rate spread (1)...........                $  20,433   2.13%                $  21,245      2.31%
                                                                        =========  =====                 =========     =====

Net yield on interest-earning assets ("net interest
  margin") (1)..........................................                            2.28%                               2.64%
                                                                                   =====                               =====
Average nonaccruing loan balance
  included in average loan balance......................  $     36,470                      $    55,318
                                                          ============                      ===========
Net delinquent interest reserve removed
  from interest income..................................                $     449                        $   1,178
                                                                        =========                        =========
Reduction in net yield on interest-earning assets due
  to delinquent interest................................                            0.05%                               0.14%
                                                                                   =====                               =====


(1) Net interest income and margin for the quarter ended September 30, 1997 would have been $20.6 million and 2.30%, respectively, if the fees generated from the Americash program were recorded as interest income rather than noninterest income.

  The following table presents the primary determinants of net interest income for the nine months ended September 30, 1997 and 1996:

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                        -------------------------------------------------------------------------
                                                                          1997                               1996
                                                        ------------------------------------    ---------------------------------
                                                             AVERAGE                 AVERAGE      AVERAGE                 AVERAGE
                                                              DAILY                   YIELD/       DAILY                   YIELD/
                                                             BALANCE     INTEREST      RATE       BALANCE     INTEREST      RATE
                                                           -----------   ---------   --------   -----------   ---------   --------
                                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans...................................................   $2,773,904    $152,041      7.31%    $2,934,439    $162,418      7.38%
 MBS.....................................................      315,178      16,761      7.09         54,136       2,877      7.09
Investment securities....................................      236,452      11,410      6.45        211,158      11,156      7.06
 Investment in FHLB stock................................       54,124       2,481      6.13         50,604       2,179      5.75
                                                            ----------    --------               ----------    --------
      Total interest-earning assets......................    3,379,658     182,693      7.21      3,250,337     178,630      7.33
                                                                          --------                             --------
Noninterest-earning assets...............................       83,872                               59,812
                                                            ----------                           ----------
      Total assets.......................................   $3,463,530                           $3,310,149
                                                            ==========                           ==========
Interest-bearing liabilities:
 Deposits:
  Demand deposits........................................   $  301,937       2,470      1.09     $  299,661       2,307      1.03
  Savings deposits.......................................      122,540       2,713      2.96        142,715       2,767      2.58
  Time deposits..........................................    2,150,624      86,695      5.37      2,109,293      85,556      5.40
                                                            ----------    --------               ----------    --------
   Total deposits........................................    2,575,101      91,878      4.77      2,551,669      90,630      4.73
                                                            ----------    --------               ----------    --------
 Borrowings..............................................      639,477      29,699      6.21        489,701      23,151      6.30
                                                            ----------    --------               ----------    --------
     Total interest-bearing liabilities..................    3,214,578     121,577      5.06      3,041,370     113,781      4.98
                                                            ----------    --------               ----------    --------
Noninterest-bearing liabilities..........................       40,014                               42,400
Preferred stock issued by consolidated subsidiary........       40,956                               51,750
Stockholders' equity.....................................      167,982                              174,629
                                                            ----------                           ----------
Total liabilities and equity.............................   $3,463,530                           $3,310,149
                                                            ==========                           ==========
Net interest income; interest rate spread................                 $ 61,116    2.15  %                  $ 64,849    2.35  %
                                                                          ========     =====                   ========     =====

Net yield on interest-earning assets ("net interest
 margin")................................................                             2.40  %                              2.67  %
                                                                                       =====                                =====
Average nonaccruing loan balance
                included in average loan balance.........   $   47,841                           $   62,744
                                                           ===========                          ===========
Net delinquent interest reserve removed
                from interest income.....................                 $  3,298                             $  4,496
                                                                          ========                             ========
Reduction in net yield on interest-earning assets due
 to delinquent interest..................................                             0.13  %                              0.18  %
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


                                    QUARTER ENDED SEPTEMBER 30, 1997         NINE MONTHS ENDED SEPTEMBER 30, 1997
                                     COMPARED TO SEPTEMBER 30, 1996            COMPARED TO SEPTEMBER  30, 1996
                                         FAVORABLE (UNFAVORABLE)                  FAVORABLE (UNFAVORABLE)
                                 ---------------------------------------   -------------------------------------
                                   VOLUME         RATE           NET         VOLUME         RATE         NET
                                 -----------   -----------   -----------   -----------   ----------   ----------
                                                             (DOLLARS IN THOUSANDS)
Interest income:
 Loans........................     $   (183)       $  858      $    675        (8,843)    $ (1,534)   $ (10,377)
 Mortgage-backed securities...        6,251           (84)        6,167        13,884           --       13,884
 Investment securities........           50          (399)         (349)        1,249         (995)         254
 Investment in FHLB stock.....           66           (48)           18           153          149          302
                                   --------        ------      --------      --------     --------    ---------
    Total interest income.....        6,184           327         6,511         6,443       (2,380)       4,063
                                   --------        ------      --------      --------     --------    ---------

Interest expense:
 Deposits:
  Demand deposits.............          (67)           (7)         (74)           (19)        (144)        (163)
  Savings deposits............          (16)           84            68           424         (370)          54
  Time deposits...............       (2,396)         (956)       (3,352)       (1,385)         246       (1,139)
                                   --------        ------      --------      --------     --------    ---------
    Total deposits............       (2,479)         (879)       (3,358)         (980)        (268)      (1,248)
 Borrowings...................       (5,414)        1,449        (3,965)       (5,048)      (1,500)      (6,548)
                                   --------        ------      --------      --------     --------    ---------
  Total interest expense......       (7,893)          570        (7,323)       (6,028)      (1,768)      (7,796)
                                   --------        ------      --------      --------     --------    ---------
Decrease in net interest           $ (1,709)       $  897      $   (812)     $    415     $( 4,148)   $  (3,733)
 income.......................     ========        ======      ========      ========     ========    =========


  The $0.8 million decrease in net interest income between the third quarter 1997 and the third quarter 1996 was primarily the result of an increase in the level of average interest-bearing liabilities offset by an increase in the average level of interest-earning assets. The $3.7 million decrease in net interest income between the nine months ended September 30, 1997 and the comparable period in 1996 was primarily due to decreased rates on average interest-earning assets combined with an increase in rates and the average level of interest-bearing liabilities. This was partially offset by an increase in the level of interest-earning assets.


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

  The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of adjustable rate mortgage ("ARM") loans. ARM loans comprised 95% of the total loan portfolio at September 30, 1997 and 97% at September 30, 1996. The percentage of monthly adjustable ARMs to total loans was approximately 73% and 76% at September 30, 1997 and 1996, respectively.
Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. At September 30, 1997 and 1996, approximately 93% of Fidelity's total loan portfolio consisted of loans which mature or reprice within one year. Fidelity has in recent periods been negatively impacted by the fact that increases in the interest rates accruing on Fidelity's ARM loans lagged the increases in interest rates accruing on its deposits due to reporting delays and contractual look-back periods contained in the Bank's loan documents. At September 30, 1997, 89% of the Bank's loans, which are indexed to the Eleventh District Cost of Funds Index ("COFI"), as with all COFI portfolios in the industry, do not reprice until some time after the industry liabilities composing COFI reprice. The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the Federal Home Loan Bank (the "FHLB") Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months. Thus, in a rising rate environment there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment interest income will be positively affected.

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

  During the third quarter of 1996, the Company entered into an advisory agreement with an investment advisor, pursuant to which the advisor will recommend investments, subject to prior approval and direction of the Company, and execute investment purchases in accordance with the Company's investment strategy. Under this agreement, outstanding forward commitments to purchase adjustable rate MBS totaled $15.1 million at September 30, 1997. Also outstanding in relation to this managed portfolio at September 30, 1997, were $71.0 million notional amount of interest rate caps which will mature in 2007, $5.0 million notional amount interest rate swaps which will mature in 2002 and $5.9 million notional amount of put options on treasury futures with an exercise date in 1997.

  As of September 30, 1997, the Company transferred two securities with a total amortized cost of $27.0 million and a total estimated fair value of $22.5 million from the held-to-maturity portfolio to the available-for-sale portfolio. The transfer was the result of significant deterioration in the credit worthiness of the borrowers of the underlying loans collateralizing the securities. The estimated fair value of the securities was based on management's estimates of cash flows, as the securities are not readily marketable. Because of the limited market for this type of security, management's process for estimating fair market value is inherently subjective. Accordingly, future estimates of fair market value or the actual sales price of the securities could differ substantially from the currently estimated fair market values. The unrealized holding loss of $4.5 million at September 30, 1997 is reported in a separate component of shareholders' equity.

  The Company is taking necessary steps to mitigate any losses and has currently determined the decline in the securities' fair value below the amortized cost basis is not other than temporary.

  The Company has plans to grow assets (loans and securities) of approximately $600 million in 1997. See "--Business Strategy."

  The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of September 30, 1997. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods as adjusted for interest-rate swaps and other financial instruments as applicable, and based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                                AS OF SEPTEMBER 30, 1997
                                                                                  MATURITY OR REPRICING
                                             -------------------------------------------------------------------------------------
                                                 WITHIN 3          4-12             1-5           6-10        OVER 10
                                                  MONTHS          MONTHS           YEARS          YEARS        YEARS       TOTAL
                                                -----------    ------------    --------------  ------------  ---------  ----------
                                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Cash........................................    $  137,442    $    1,089      $      --     $       --    $      --     $  138,531
 Investment securities (1) (2)...............        58,356        39,123          53,033            --       34,984        185,496
MBS (1)......................................       143,549            --              --            --      439,124        582,673
 Loans receivable:
 ARMs and other adjustables (3)..............     2,345,940      353,483          69,427         1,886           --      2,770,736
 Fixed rate loans............................         8,643         2,122           4,289        15,303      102,060        132,417
                                                 ----------    ----------    ------------    ----------     --------     ----------
   Total gross loans receivable..............     2,354,583       355,605          73,716        17,189      102,060      2,903,153
                                                 ----------    ----------    ------------    ----------     --------     ----------
    Total....................................     2,693,930       395,817         126,749        17,189      576,168     $3,809,853
                                                 ----------    ----------    ------------    ----------     --------     ==========
INTEREST-BEARING LIABILITIES:
 Deposits:
   Checking and savings accounts (4).........       377,390           --              --            --           --      $  377,390
   Money market accounts (4).................        74,124            --              --            --           --         74,124
   Fixed maturity deposits:
    Retail customers.........................        46,000      566,270       1,707,927        18,406        1,728       2,340,331
    Wholesale  customers.....................            --           702           9,636            --           --         10,338
                                                 ----------    ----------    ------------    ----------     --------     ----------
   Total deposits............................       497,514       566,972       1,717,563        18,406        1,728      2,802,183
                                                 ----------    ----------    ------------    ----------     --------     ----------
 Borrowings:
   FHLB advances (3).........................       249,846      200,000         220,000       190,000           --         859,846
   Other.....................................            --            --              --        51,478           --         51,478
                                                 ----------    ----------    ------------    ----------     --------     ----------
    Total borrowings.........................       249,846       200,000         220,000       241,478           --        911,324
                                                 ----------    ----------    ------------    ----------     --------     ----------
   Total.....................................       747,360       766,972       1,937,563       259,884        1,728     $3,713,507
                                                 ----------    ----------    ------------    ----------     --------     ==========
IMPACT OF HEDGING............................       (85,000)          --        (5,000  )       90,000           --
                                                 ----------    ----------    ------------    ----------     --------
REPRICING GAP................................    $1,861,570    $ (371,155)   $ (1,815,814)   $ (152,695)    $574,440
                                                 ==========    ==========    ============    ==========     ========
GAP TO TOTAL ASSETS..........................         47.49  %      (9.42)%        (46.32)%       (3.90)%      14.65%
CUMULATIVE GAP TO TOTAL ASSETS...............         47.49  %      38.02 %         (8.30)  %    (12.20)%       2.45%


(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) Investment securities include FHLB stock of $56.1 million.
(3) ARMs and variable rate borrowings from the FHLB system ("FHLB advances") are primarily in the shorter categories as they are subject to interest rate adjustments.
(4) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.


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

ASSET QUALITY

 General

  The Company's loan portfolio is primarily secured by assets located in Southern California and is comprised principally of single family and multifamily (2 units or more) residential loans. At September 30, 1997, 22% of Fidelity's real estate loan portfolio consisted of California single family residences, while another 11% and 59% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively.

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

  In conjunction with the acquisition of Hancock, the Bank identified a pool of Hancock assets, with similar risk profiles to the assets included in the Bank's AARP Pool, for inclusion in the Plan. The Bank identified 54 Hancock assets with an aggregate gross book balance of approximately $31.1 million, comprised of $25.8 million in gross book balance of loans and $5.3 million in gross book balance of REO. Simultaneously with the consummation of the acquisition, the Bank recorded $5.8 million as an addition to the allowance for estimated loan losses representing the estimated reduced recoveries in executing the Plan.

  Through September 30, 1997, (i) $38.6 million in gross book balances of AARP Pool loans had been resolved through either a negotiated sale or discounted payoff, (ii) $8.4 million in gross book balances of AARP Pool loans were collected through normal principal amortization or paid off through the normal course without loss, (iii) $24.4 million in gross book balances of AARP Pool loans had been modified or restructured and retained in the Bank's mortgage portfolio, (iv) $15.4 million in gross book balances of AARP Pool loans were removed from the AARP Pool upon management's determination that such assets no longer met the risk profile for inclusion in the AARP Pool or that accelerated resolution of such assets was no longer appropriate and (v) $116.8 million in gross book balances of REO were sold ($46.2 million in gross book balances of AARP Pool loans were taken through foreclosure and acquired as REO since the inception of the AARP). As of September 30, 1997, the AARP Pool consisted of 74 assets with an aggregate gross book balance of $40.9 million, comprised primarily of accruing and nonaccruing multifamily real estate loans totaling approximately $29.7 million and REO properties totaling approximately $11.2 million, which are reported as real estate owned on the statement of financial condition. Through September 30, 1997, of the $50.8 million of reserves established in connection with the Plan, including the $5.8 million established for the Hancock assets, $29.0 million had been charged off and $10.0 million had been allocated to SVAs or REO writedowns in connection with the Bank's estimate of recovery for AARP Pool assets. Due to the addition of the Hancock assets to the Plan, it is anticipated that the remaining AARP Pool will be resolved by 1998.

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


 Classified Assets

  Total classified assets decreased $17.2 million or 9.9% from December 31, 1996, to $156.9 million at September 30, 1997. This decrease was primarily due to a decrease in performing classified loans and the large volume of REO sales during the nine months ended 1997. The ratio of nonperforming assets ("NPAs") to total assets decreased from 1.83% at December 31, 1996, to 1.03% at September 30, 1997. This decrease is primarily due to decreased levels of NPAs at September 30, 1997, compared to December 31, 1996 and to an increase in total assets at September 30, 1997 compared to December 31, 1996.

  The following table presents net classified assets by property type at the dates indicated:

                                                SEPTEMBER 30,     JUNE 30,     MARCH 31,    DECEMBER 31,    SEPTEMBER 30,
                                                     1997          1997          1997          1996             1996
                                                --------------   ----------   ----------   -------------   --------------
                                                                         (DOLLARS IN THOUSANDS)
Performing classified loans:
      Single family..........................       $   3,521     $  3,331     $  2,757       $   4,555       $   10,054
      Multifamily:
      2 to 4 units...........................           4,455        4,856        5,527           6,030            9,374
      5 to 36 units..........................          58,694       62,509       50,306          60,785          146,050
      37 units and over......................          24,551       20,761       12,196          10,375           42,861
                                                    ---------     --------     --------       ---------       ----------
          Total multifamily properties.......          87,700       88,126       68,029          77,190          198,285
   Commercial and other......................          11,373        9,788        9,342          29,503(1)        40,628(1)
                                                    ---------     --------     --------       ---------       ----------
       Total performing classified loans.....         102,594      101,245       80,128         111,248          248,967
                                                    ---------     --------     --------       ---------       ----------
Nonperforming classified loans:
   Single family.............................           4,501        5,980        7,001           8,019            7,478
   Multifamily:
       2 to 4 units..........................           1,721        2,677        5,527           5,959            4,897
       5 to 36 units.........................          10,006       15,745       21,041          18,071           19,200
       37 units and over.....................           5,139        4,929        4,162           2,671            1,665
                                                    ---------     --------     --------       ---------       ----------
          Total multifamily properties.......          16,866       23,351       30,730          26,701           25,762
   Commercial and other......................             437        3,845        1,982           1,405            3,240
                                                    ---------     --------     --------       ---------       ----------
       Total nonperforming classified loans..          21,804       33,176       39,713          36,125           36,480
                                                    ---------     --------     --------       ---------       ----------
          Total classified loans.............         124,398      134,421      119,841         147,373          285,447
                                                    ---------     --------     --------       ---------       ----------
REO:
   Single family.............................           2,992        4,095        5,211           3,185            3,548
   Multifamily:
       2 to 4 units..........................           1,326        2,215        2,766           3,410            4,018
       5 to 36 units.........................          10,911       12,992       11,218          13,574           12,331
       37 units and over.....................           3,105        3,106        2,812           1,844            1,844
                                                    ---------     --------     --------       ---------       ----------
          Total multifamily properties.......          15,342       18,313       16,796          18,828           18,193
   Commercial and other......................             635        2,432        2,933           3,950            4,475
                                                    ---------     --------     --------       ---------       ----------
       Net REO before REO GVA................          18,969       24,840       24,940          25,963           26,216
   REO GVA...................................            (500)      (1,200)      (1,300)         (1,300)          (1,000)
                                                    ---------     --------     --------       ---------       ----------
       Total REO.............................          18,469       23,640       23,640          24,663           25,216
                                                    ---------     --------     --------       ---------       ----------
Other classified assets......................          14,027(2)     1,404        1,382           2,060            2,503
                                                    ---------     --------     --------       ---------       ----------
       Total classified assets...............       $ 156,894     $159,465     $144,863       $ 174,096       $  313,166
                                                    =========     ========     ========       =========       ==========


(1) Includes a hotel property loan with a balance of $18.4 million at December 31, 1996.
(2) Includes the Libor Asset Trust 9601 investment security with a book value of $12.3 million which was classified due to the performance of the underlying collateral.

 Delinquent Loans

  During the third quarter of 1997, total delinquent mortgage loans decreased $10.4 million, or 21.9%, from June 30, 1997. The following table presents loan delinquencies by number of days delinquent and by property type as of the dates indicated. All assets are reported net of specific reserves and writedowns.

                                                                      SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                                          1997          1997         1997
                                                                     --------------   ---------   ----------
                                                                             (DOLLARS IN THOUSANDS)
Delinquencies by number of days:
  30 to 59 days...................................................            0.42%       0.41%        0.63%
  60 to 89 days...................................................            0.12        0.26         0.24
  90 days and over................................................            0.76        1.01         1.48
                                                                           -------     -------      -------
Mortgage loan delinquencies to net mortgage loan portfolio........            1.30%       1.68%        2.35%
                                                                           =======     =======      =======
Delinquencies by property type:
 Single family:
  30 to 59 days...................................................         $ 3,881     $ 3,514      $ 4,933
  60 to 89 days...................................................           1,246       1,469        1,947
  90 days and over................................................           4,501       5,617        6,770
                                                                           -------     -------      -------
                                                                             9,628      10,600       13,650
                                                                           -------     -------      -------
    Percent to applicable mortgage loan portfolio.................            1.53%       1.85%        2.72%
Multifamily (2 to 4 units):
  30 to 59 days...................................................           1,161       1,528        1,856
  60 to 89 days...................................................             436         741          958
  90 days and over................................................           1,608       2,544        5,527
                                                                           -------     -------      -------
                                                                             3,205       4,813        8,341
                                                                           -------     -------      -------
    Percent to applicable mortgage loan portfolio.................            0.99%       1.52%        2.70%
Multifamily (5 to 36 units):
  30 to 59 days...................................................           5,198       2,894        5,100
  60 to 89 days...................................................           1,627       5,160        3,545
  90 days and over................................................          10,006      13,406       21,041
                                                                           -------     -------      -------
                                                                            16,831      21,460       29,686
                                                                           -------     -------      -------
    Percent to applicable mortgage loan portfolio.................            1.23%       1.54%        2.18%
Multifamily (37 units and over):
   30 to 59 days..................................................             995       3,156        1,755
  60 to 89 days...................................................              --          --           --
  90 days and over................................................           5,139       3,037        4,162
                                                                           -------     -------      -------
                                                                             6,134       6,193        5,917
                                                                           -------     -------      -------
    Percent to applicable mortgage loan portfolio.................            1.96%       1.94%        1.94%
Commercial and Industrial:
  30 to 59 days...................................................             824         545        3,184
  60 to 89 days...................................................              --          --          115
  90 days and over................................................             437       3,846        1,982
                                                                           -------     -------      -------
                                                                             1,261       4,391        5,281
                                                                           -------     -------      -------
    Percent to applicable mortgage loan portfolio.................            0.58%       1.96%        2.70%
Total mortgage loan delinquencies, net............................         $37,059     $47,457      $62,875
                                                                           =======     =======      =======
Mortgage loan delinquencies to net mortgage loan portfolio........             1.30%      1.68%        2.35%
                                                                           =======     =======      =======


  The following table presents net delinquent mortgage loans at the dates indicated:

                                                       SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                                           1997          1997       1997          1996           1996
                                                       -------------   --------   ---------   ------------   -------------
                                                                             (DOLLARS IN THOUSANDS)
Number of days delinquent:
      30 to 59 days.................................         $12,059    $11,638     $16,828        $14,959         $22,748
      60 to 89 days.................................           3,309      7,370       6,565         11,668           8,260
       90 days and over                                       21,691     28,449      39,482         35,853          36,249
                                                             -------    -------     -------        -------         -------
      Total delinquencies...........................         $37,059    $47,457     $62,875        $62,480         $67,257
                                                             =======    =======     =======        =======         =======

 Nonperforming Assets

  All assets and ratios are reported net of specific reserves and writedowns unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                             SEPTEMBER 30,     JUNE 30,    MARCH 31,    DECEMBER 31,    SEPTEMBER 30,
                                                  1997           1997         1997          1996             1996
                                             --------------   ----------   ----------   -------------   --------------
                                                                      (DOLLARS IN THOUSANDS)
NPAs by Type:
      NPLs                                      $   21,804     $ 33,176     $ 39,713     $    36,125      $    36,480
      REO, net of REO GVA........................   18,469       23,640       23,640          24,663           25,216
                                                ----------     --------     --------     -----------      -----------
      Total NPAs                                $   40,273     $ 56,816     $ 63,353     $    60,788      $    61,696
                                                ==========     ========     ========     ===========      ===========

NPAs by Composition:
      Single family residences                  $    7,493     $ 10,075     $ 12,212     $    11,204      $    10,968
      Multifamily 2 to 4 units...................    3,047        4,892        8,293           9,369            8,974
      Multifamily 5 units and over...............   29,161       36,772       39,233          36,160           35,040
      Commercial and other.......................    1,072        6,277        4,915           5,355            7,714
      REO GVA....................................     (500)      (1,200)      (1,300)         (1,300)          (1,000)
                                                ----------     --------     --------     -----------      -----------
      Total NPAs.................................   40,273       56,816       63,353          60,788           61,696
      Total troubled debt restructuring
                                             -------------    ---------    ---------    ------------    -------------
      ("TDR")....................................   46,447       44,828       42,696          45,196           49,575
                                                ----------     --------     --------     -----------      -----------
      Total TDRs and NPAs                       $   86,720     $101,644     $106,049     $   105,984      $   111,271
                                                ==========     ========     ========     ===========      ===========

Classified Assets:
      NPAs                                      $   40,273     $ 56,816     $ 63,353     $    60,788      $    61,696
      Performing classified loans................  102,594      101,245       80,128         111,248(1)       248,967(1)
      Other classified assets....................   14,027(2)     1,404        1,382           2,060            2,503
                                                ----------     --------     --------     -----------      -----------
      Total classified assets                   $  156,894     $159,465     $144,863     $   174,096      $   313,166
                                                ==========     ========     ========     ===========      ===========

Classified Asset Ratios:
   NPLs to total assets..........................     0.56%        0.94%        1.21%           1.08%            1.10%
   NPAs to total assets..........................     1.03%        1.61%        1.92%           1.83%            1.86%
   TDRs to total assets..........................     1.18%        1.27%        1.30%           1.36%            1.49%
   NPAs and TDRs to total assets.................     2.21%        2.88%        3.22%           3.18%            3.35%
   Classified assets to total assets.............     4.00%        4.51%        4.40%           5.23%            9.42%
   REO to NPAs...................................    45.86%       41.61%       37.31%          40.57%           40.87%
   NPLs to NPAs..................................    54.14%       58.39%       62.69%          59.43%           59.13%

----------------

(1) Includes a hotel property loan with a balance of $18.4 million.
(2) Includes the Libor Asset Trust 9601 investment security with a book value of $12.3 million which was classified due to the performance of the underlying collateral.


  Direct costs of foreclosed real estate operations totaled approximately $1.4 million for the three months ended September 30, 1997 and 1996, and $4.2 million and $4.4 million for the nine months ended September 30, 1997 and 1996, respectively. The following table provides information about the change in the book value and the number of properties owned and obtained through foreclosure for the periods indicated:



                                                AT OR FOR THE QUARTER     AT OR FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                               ------------------------   --------------------------
                                                  1997          1996         1997           1996
                                               -----------   ----------   -----------   ------------
                                                              (DOLLARS IN THOUSANDS)
REO net book value.............................  $ 18,469       $25,216     $ 18,469         $25,216
Net (decrease) increase in REO for the.........  $ (5,171)      $ 4,697     $ (6,194)        $ 5,695
 period
Number of real properties owned................       110           152          110             152
Increase (decrease) increase in number of
 properties....................................       (32)           32          (21)             43
     owned for the period
Number of properties foreclosed for the........        61            60          210             182
 period
Gross book value of properties foreclosed......  $ 16,977       $20,875     $ 58,772         $57,258
Average gross book value of properties.........  $    278       $   348     $    280         $   315
 foreclosed

 Allowance for Estimated Loan and REO Losses


  The following table summarizes the Bank's reserves, writedowns and certain coverage ratios at the dates indicated:


                                                                       SEPTEMBER 30,        DECEMBER 31,        SEPTEMBER 30,
                                                                           1997                 1996                1996
                                                                     -----------------   ------------------   -----------------
Loans:                                                                                 (DOLLARS IN THOUSANDS)
  GVA.............................................................           $ 34,664              $25,308             $29,281
  SVA.............................................................             23,744               32,200              33,551
                                                                             --------              -------             -------
   Total allowance for estimated losses (1) (2)...................           $ 58,408              $57,508             $62,832
                                                                             ========              =======             =======
  Writedowns (3)..................................................           $    183              $   146             $   216
                                                                             ========              =======             =======
  Total allowance and loan writedowns to gross loans (3)..........               2.02%                2.09%               2.23%
  Total loan allowance to gross loans (4).........................               2.01%                2.08%               2.22%
  Loan GVA to loans (4)...........................................               1.21%                0.93%               1.06%
  Loan GVA to NPLs................................................             158.98%               70.06%              80.27%
  NPLs to total loans.............................................               0.77%                1.34%               1.33%
 REO:
  REO GVA.........................................................           $    500              $ 1,300             $ 1,000
  SVA.............................................................                951                  781               1,975
                                                                             --------              -------             -------
   Total allowance for estimated losses...........................           $  1,451              $ 2,081             $ 2,975
                                                                             ========              =======             =======
  Writedowns (3)..................................................           $  9,581              $14,819             $15,242
                                                                             ========              =======             =======
Total REO allowance and REO writedowns to
gross REO.........................................................              37.40%               40.66%              41.94%
  Total REO allowance to gross REO (5)............................               7.28%                7.78%              10.55%
       REO GVA to REO (4).........................................               2.64%                5.01%               3.81%
 Total Loans and REO:
  GVA.............................................................           $ 35,164              $26,608             $30,281
  SVA.............................................................             24,695               32,981              35,526
                                                                             --------              -------             -------
   Total allowance for estimated losses (2).......................           $ 59,859              $59,589             $65,807
                                                                             ========              =======             =======
  Writedowns (3)..................................................           $  9,764              $14,965             $15,458
                                                                             ========              =======             =======
Total allowance and writedowns to gross loans and
REO...............................................................               2.37%                2.66%               2.83%
  Total allowance to gross loans and REO (4)......................               2.05%                2.14%               2.30%
  Total GVA to loans and REO (4)..................................               1.22%                0.97%               1.08%
  Total GVA to NPAs...............................................              86.24%               42.86%              48.30%


(1) All allowances for loan losses are for the Bank's portfolio of mortgage loans.
(2) At September 30, 1997, December 31, 1996 and September 30, 1996, the allowance for estimated loan losses includes $16.9 million, $16.7 million and $19.1 million, respectively, of remaining loan GVA and SVA for the Plan. See "--Asset Quality--Accelerated Asset Resolution Plan."
(3) Writedowns include cumulative charge-offs on outstanding loans and REO as of the dates indicated.
(4) Loans and REO, as applicable, in these ratios are calculated prior to their reduction for loan and REO GVA, respectively, but are net of specific reserves and writedowns.
(5) Net of writedowns.

  The following schedule summarizes the activity in the Bank's allowances for estimated loan and real estate losses:

                                                                          QUARTER ENDED SEPTEMBER 30,
                                              -------------------------------------------------------------------------------
                                                                 1997                                          1996
                                              -------------------------------------------------------------------------------
                                                             REAL ESTATE                             REAL ESTATE
                                                 LOANS (1)      OWNED         TOTAL     LOANS (1)       OWNED         TOTAL
                                                 ---------   ------------   ---------   ----------   ------------   ----------
                                                                            (DOLLARS IN THOUSANDS)

 Balance on July 1,...........................    $59,964       $  2,599    $ 62,563    $  73,722         $2,787    $  76,509
    Provision for losses......................      4,251           (333)      3,918        3,900            731        4,631
    Charge-offs...............................     (8,184)        (1,094)     (9,278)     (15,199)          (543)     (15,742)
    Recoveries and other......................      2,377            279       2,656          409             --          409
                                                  -------       --------    --------    ---------         ------    ---------
 Balance on September 30,.....................    $58,408       $  1,451    $ 59,859    $  62,832         $2,975    $  65,807
                                                  =======       ========    ========    =========         ======    =========

------------------

(1) All allowances for loan losses are for the Bank's portfolio of mortgage loans.


                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------------------------------------------------------
                                                                  1997                                           1996
                                              ---------------------------------------------------------------------------------
                                                              REAL ESTATE                              REAL ESTATE
                                                 LOANS (1)       OWNED         TOTAL      LOANS (1)       OWNED         TOTAL
                                                 ----------   ------------   ----------   ----------   ------------   ----------
                                                                             (DOLLARS IN THOUSANDS)

 Balance on January 1,........................   $  57,508       $  2,081    $  59,589    $  89,435       $  3,492    $  92,927
    Provision for losses......................      12,753          1,029       13,782       11,705          1,978       13,683
    Charge-offs...............................     (30,688)        (2,369)     (33,057)     (40,209)        (2,495)     (42,704)
    Allowances related to acquisition (2).....      12,770            120       12,890           --             --           --
    Recoveries and other......................       6,065            590        6,655        1,901             --        1,901
                                                 ---------       --------    ---------    ---------       --------    ---------
 Balance on September 30,.....................   $  58,408       $  1,451    $  59,859    $  62,832       $  2,975    $  65,807
                                                 =========       ========    =========    =========       ========    =========


(1) All allowances for loan losses are for the Bank's portfolio of mortgage loans.
(2) Included in the estimated loan losses related to the Hancock acquisition is $5.8 million associated with the Plan. See "--Asset Quality-- Accelerated Asset Resolution Plan."


  The following table details the activity affecting specific loss reserves for the periods indicated:

                                            QUARTER ENDED                              NINE MONTHS ENDED
                                          SEPTEMBER 30, 1997                           SEPTEMBER 30, 1997
                              --------------------------------------      ----------------------------------------
                                               REAL                                         REAL
                                              ESTATE                                       ESTATE
                                LOANS         OWNED        TOTAL           LOANS            OWNED          TOTAL
                              ----------   ----------    ----------      ------------     ----------     ----------
                                                              (Dollars in thousands)
Balance at beginning of period... $ 26,474     $  1,399     $ 27,873         $  32,200     $    781      $  32,981
     Allocations from GVA to
      specific...................    5,454          646        6,100            19,117        2,419         21,536
     reserves
   Charge-offs...................   (8,184)      (1,094)      (9,278)          (30,688)      (2,369)       (33,057)
   Specific loss reserves from
      acquisition................       --           --           --             3,115          120          3,235
                                  --------     --------     --------         ---------     --------      ---------
Balance at end of period......... $ 23,744     $    951     $ 24,695         $  23,744     $    951      $  24,695
 indicated....................... ========     ========     ========         =========     ========      =========

NONINTEREST INCOME (EXPENSE)

  Noninterest income has three major components: (a) noninterest income from ongoing operations, which includes loan fee income, gains or losses on loans held for sale, fees earned on the sale of uninsured investment products and retail banking fees, (b) income/expenses associated with REO, which includes both the provision for real estate losses as well as income/expenses incurred by the Bank associated with the foreclosure and operation of its REO properties and
(c) gains and losses on the sales of loan servicing, investment securities and MBS. Items (b) and (c) can fluctuate widely, and could therefore mask the underlying fee generating performance of the Company on an ongoing basis.

  Net noninterest income increased by $1.8 million from $0.5 million in the third quarter 1996 to $2.3 million in the third quarter 1997. The major components of this increase are: (a) decreased real estate operations of $1.0 million primarily due to gains on sales of foreclosed properties and adjustments to the level of REO GVA required based on recent experience, (b) fee income on deposits and other income increased by $0.6 million primarily as a result of cash service fees and retirement income plan assessment fees, (b) fee income from uninsured investment products increased by $0.4 million primarily as a result of increased sales. These favorable variances were partially offset by a decrease in net gains from securities activities of $0.2 million primarily as a result of decreased sales during the third quarter of 1997.

  Net noninterest income increased by $4.3 million from net noninterest income of $1.7 million in the nine months ended September 30, 1996 to net noninterest income of $6.1 million in the nine months ended September 30, 1997. The major components of this increase are: (a) net gains from securities activities in the first nine months of 1997 increased by $1.9 million primarily as a result of increased sales due to the interest rate environment and (b) fee income from uninsured investment products increased by $1.2 million primarily as a result of increased sales and (c) decreased real estate operations of $1.2 million primarily due to gains on sales of foreclosed properties and adjustments to the level of REO GVA required based on recent experience.


OPERATING EXPENSES

  Operating expenses decreased by $19.0 million to $16.5 million for the third quarter 1997 compared to $35.4 million for the third quarter 1996. The change was primarily due to a decrease of $19.1 million of FDIC insurance costs resulting from the special one-time recapitalization payment of $18.0 million to the SAIF in the third quarter of 1996 and an upgrade in the Bank's assessment classification.

  Operating expenses decreased by $22.7 million to $45.9 million for the first nine months of 1997 compared to $68.6 million for the comparable 1996 period. The change was primarily due to (a) a decrease of $22.0 million of FDIC insurance costs resulting from the special one-time recapitalization payment of $18.0 million to the SAIF in the third quarter of 1996 and an upgrade in the Bank's assessment classification and (b) a decrease of $1.0 million in other expenses primarily due to lower legal settlement costs related to certain litigation. These favorable variances were partially offset by increases in occupancy expense primarily due to the acquisition of five branches associated with the Hancock acquisition completed in the second quarter of 1997.

  Decreased operating expenses resulted in a decrease in the annualized operating expense ratio to 1.77% for the nine months ended September 30, 1997 from 2.04% for the same period in 1996, based on the total average asset size of the Company of approximately $3.5 billion for the nine months ended September 30, 1997 and approximately $3.3 billion for the same 1996 period.

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

  The efficiency ratio improved to 70.09% for the third quarter 1997 from 74.85% for the third quarter 1996. The efficiency ratio also improved between the nine months ended September 30, 1997 and 1996 reducing to 65.65% from 70.05%, respectively. This decrease was due to increased noninterest income and decreased operating expense.

 Year 2000

  The Company utilizes numerous computer software programs and systems across the organization to support ongoing operations. Many of these programs and systems may not be able to appropriately interpret and process dates into the year 2000. To the extent that programs and systems are unable to process into the year 2000, some degree of modification or replacement of such systems may be necessary. The Company has established a task force to develop a comprehensive year 2000 plan with the goal of completing updates to key systems by December 31, 1998. Given information currently known about the Company's systems and servicers, the preliminary expense estimate for year 2000 corrective activities is $3.5 to $4.0 million, of which a significant portion would be incurred as part of normal operations. No assurances can be given that the Company will be successful in addressing the year 2000 issues within this estimated timeframe and cost.


INCOME TAXES

  The Company's combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. The effective tax benefit rates of 82.9% and 75.6% on earnings before income taxes for the quarter and nine months ended September 30, 1997, respectively, reflect the federal and state tax benefit attributable to the utilization of net operating loss carryforwards, and the partial recognition of the deferred tax asset. The tax benefit of $1.7 million for the quarter ended September 30, 1997 consisted of a $2.0 million reduction in the valuation allowance for the Company's deferred tax asset offset by a $0.3 million current tax expense. This is compared to the tax benefit of $7.0 million from the reduction of the related valuation allowance offset by a $0.5 million current tax expense for the nine months ended September 30, 1997. The effective tax benefit rates of 6.8% and 8.0% on earnings before income taxes for the quarter and nine months ended September 30, 1996, respectively, reflect the federal income tax benefit attributable to the third quarter filing of a loss carryback claim under Internal Revenue Code ("IRC") Section 172(f), as discussed in the following paragraph.

  Various federal Form 1120Xs "Amended U.S. Corporation Income Tax Return" were filed in 1996 for years 1986 through 1989, 1991, 1992 and 1994 to reflect the 10-year loss carryback under IRC Section 172(f) for qualifying deductions through August 4, 1994. These returns were filed jointly with the Bank's former holding company, Citadel Holding Corporation. These amended returns, if accepted in total, would result in a net refund of $19.4 million to Fidelity. IRC Section 172(f) is an area of the tax law without significant legal precedent. Fidelity anticipates that the Internal Revenue Service may challenge all or part of Fidelity's carryback qualifying deductions under IRC Section 172(f). Therefore, no assurances can be made as to Fidelity's entitlement to such claim. Fidelity has recorded $1.1 million of the tax benefit with respect to these amended tax returns.

  As of December 31, 1996 a valuation allowance was provided for the total net deferred tax asset. Under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, the reduction in valuation allowance is dependent upon a "more likely than not" expectation of realization of the deferred tax asset, based upon the weight of available evidence. The Company has realized book earnings, before unusual items, for each of the seven consecutive quarters ended September 30, 1997. The loss reflected for the quarter ended September 30, 1996, was attributable to a one-time $18 million SAIF assessment which is considered a nonrecurring item. After consideration of the Company's recent earnings history and other available evidence, management of the Company determined that under the criteria of SFAS No. 109 it was appropriate to record a $1.7 million and $6.5 million net tax benefit for the quarter and nine months ended September 30, 1997, respectively.

  The analysis of available evidence is performed each quarter utilizing the "more likely than not" criteria required by SFAS 109 to determine the amount, if any, of the deferred tax asset to be realized. Accordingly, there can be no assurance that the Company will recognize additional portions of its deferred tax asset in future periods. Moreover, the criteria of SFAS No. 109 could require the partial or complete recapture of the deferred tax benefit into expense in future periods.


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

                                                   CORE CAPITAL TO        CORE CAPITAL
                                                      ADJUSTED                 TO                 TOTAL CAPITAL
                                                    TOTAL ASSETS          RISK-WEIGHTED                 TO
                                                  (LEVERAGE RATIO)           ASSETS            RISK-WEIGHTED ASSETS
                                               --------------------------------------------------------------------
Well capitalized...............................     5% or above           6% or above             10% or above
Adequately capitalized.........................     4% or above           4% or above              8% or above
Undercapitalized...............................       Under 4%              Under 4%                Under 8%
Significantly undercapitalized.................       Under 3%              Under 3%                Under 6%
Critically undercapitalized....................    Ratio of tangible equity to adjusted total assets of 2% or less


  The following table summarizes the capital ratios required by FDICIA for an institution to be considered well capitalized and Fidelity's regulatory capital at September 30, 1997 as compared to such ratios.


                                                   CORE CAPITAL TO          CORE CAPITAL TO                 TOTAL CAPITAL TO
                                                     ADJUSTED                RISK-WEIGHTED                   RISK-WEIGHTED
                                                   TOTAL ASSETS                 ASSETS                          ASSETS
                                               ---------------------      ----------------------      ----------------------------
                                                 BALANCE        %           BALANCE        %            BALANCE           %
                                               -----------   -------      -----------   --------      -----------   --------------
                                                                         (DOLLARS IN THOUSANDS)
Fidelity's regulatory capital                   $  225,800     5.76%       $  225,800     10.38%       $  253,100           11.63%
Well capitalized requirement                       195,800     5.00           130,500      6.00           217,600           10.00%
                                                ----------    -----        ----------    ------        ----------          ------
Excess capital                                  $   30,000    0.76%        $   95,300      4.38%       $   35,500            1.63%
                                                ==========    =====        ==========    ======        ==========          ======

Adjusted assets (1)                             $3,916,300                 $2,175,600                  $2,175,600
                                                ==========                 ==========                  ==========


(1) The term "adjusted assets" refers to the term "adjusted total assets" as defined in 12 C.F.R. section 567.1(a) for purposes of core capital requirements, and refers to the term "risk-weighted assets" as defined in 12 C.F.R. section 567.1(bb) for purposes of risk-based capital requirements.


  FDICIA also required the OTS and the federal bank regulatory agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. On January 1, 1994, the OTS proposed an interest rate risk component for its regulatory capital rule. Under the proposed rule, savings institutions with "above-normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. No interest rate risk component would have been required to be added to the Bank's risk-based capital requirement at September 30, 1997 had the rule been in effect.

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

  The following table summarizes the regulatory capital requirements under FIRREA for Fidelity at September 30, 1997. As indicated in the table, Fidelity's capital levels at September 30, 1997 exceeded all three of the currently applicable minimum FIRREA capital requirements.


                                                                                                         RISK-BASED
                                              TANGIBLE CAPITAL            CORE CAPITAL                     CAPITAL
                                          -------------------------   -------------------------   --------------------------
                                            BALANCE          %          BALANCE          %          BALANCE           %
                                          ------------   ----------   ------------   ----------   ------------   -----------
                                                                         (DOLLARS IN THOUSANDS)
Stockholders' equity (1)...............    $  226,000                  $  226,000                  $  226,000
Unrealized losses on securities........         6,600                       6,600                       6,600
Adjustments
   Goodwill............................        (6,500)                     (6,500)                     (6,500)
   Intangible assets...................       (10,100)                       (300)                       (300)
   Nonqualifying mortgage servicing
       rights..........................            --                          --                          --
   Nonincludable subsidiaries..........            --                          --                          --
   Equity investments..................            --                          --                          --
   GVA.................................            --                          --                      27,300
                                           ----------                  ----------                  ----------
Regulatory capital (2).................       216,000         5.53%       225,800         5.76%       253,100         11.63%
Required minimum.......................        58,600         1.50        117,500         3.00        174,000          8.00
                                           ----------    ---------     ----------    ---------     ----------    ----------
Excess capital.........................    $  157,400         4.03%    $  108,300         2.76%    $   79,100          3.63%
                                           ==========    =========     ==========    =========     ==========    ==========
Adjusted assets (3)....................    $3,906,600                  $3,916,300                  $2,175,600
                                           ==========                  ==========                  ==========


(1) Fidelity's total stockholders' equity, in accordance with generally accepted accounting principles, was 5.88% of its total assets at September 30, 1997.

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


 FHLB Advances


  The Bank had net increases of FHLB advances of $410.0 million and $46.3 million for the nine months ended September 30, 1997 and 1996, respectively.


 Commercial paper


  Commercial paper outstanding decreased by $40.0 million during the nine months ended September 30, 1997 compared to an increase of $45.0 million for the nine months ended September 30, 1996. The commercial paper program expired on August 5,1997.


 Mortgage-backed bond


  The Bank retired its $100 million mortgage-backed bonds on April 15, 1997. The funds were replaced with FHLB advances.

 Loan payments and payoffs


  Loan principal payments, including prepayments and payoffs, provided $177.2 million for the nine months ended September 30, 1997 compared to $189.8 million for the same period in 1996. The Bank expects that loan payments and prepayments will remain a significant funding source.


 Sales of securities


  The sale of investment securities and MBS provided $299.2 million for the nine months ended September 30, 1997 compared to $114.2 million for the nine months ended September 30, 1996. The Bank held $664.4 million and $326.1 million of investment securities and MBS in its available for sale portfolio as of September 30, 1997 and 1996, respectively.


 Undrawn sources


  Fidelity maintains other sources of liquidity to draw upon, which at September 30, 1997 included (a) a line of credit with the FHLB with $318.1 million available; (b) $320.6 million in unpledged securities available to be placed in reverse repurchase agreements or sold; and (c) $663.1 million of unpledged loans, some of which would be available to collateralize additional FHLB or private borrowings, or be securitized.


 Deposits


  At September 30, 1997, Fidelity had deposits of $2.8 billion. The following table presents the distribution of the Bank's deposit accounts:


                                                               SEPTEMBER 30, 1997                    DECEMBER 31, 1996
                                                          --------------------------------     ----------------------------
                                                                                 PERCENT                          PERCENT
                                                                 AMOUNT         OF TOTAL          AMOUNT         OF TOTAL
                                                             --------------   -------------   --------------   -------------
                                                                                 (DOLLARS IN THOUSANDS)
Money market savings accounts.................................   $   74,124            2.6%       $   65,605            2.6%
Checking accounts.............................................      322,017           11.5           287,711           11.5
Passbook accounts.............................................       55,373            2.0            53,665            2.2
                                                                 ----------         ------        ----------         ------
   Total transaction accounts.................................      451,514           16.1           406,981           16.3
                                                                 ----------         ------        ----------         ------
Certificates of deposit $100,000 and over.....................      629,516           22.4           543,336           21.8
Certificates of deposit less than $100,000....................    1,721,153           61.5         1,545,616           61.9
                                                                 ----------         ------        ----------         ------
   Total certificates of deposit..............................    2,350,669           83.9         2,088,952           83.7
                                                                 ----------         ------        ----------         ------
   Total deposits.............................................   $2,802,183          100.0%       $2,495,933          100.0%
                                                                 ==========         ======        ==========         ======


  The Company is currently eligible to accept brokered deposits; however, there were no brokered deposits outstanding at September 30, 1997 and December 31, 1996.


 Repurchase Agreements


  From time to time the Company enters into reverse repurchase agreements by which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to one year). The Company deals only with dealers who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board or perceived by management to be financially strong. There were no reverse repurchase agreements outstanding at September 30, 1997 and December 31, 1996. In the nine months ended September 30, 1997, the Company borrowed and repaid funds from reverse repurchase agreements of $25.5 million compared to $171.7 million of funds borrowed and repaid during the nine months ended September 30, 1996.

 Loan Fundings


  Fidelity originated and purchased $182.3 million of gross loans (excluding Fidelity's refinancings) in the nine months ended September 30, 1997 compared to $1.4 million in the same period of 1996.


 Contingent or potential uses of funds


  The Bank had unfunded loans totaling $2.3 million at September 30, 1997 and no unfunded loans at December 31, 1996. The unfunded loans at September 30, 1997 were assumed as part of the Hancock acquisition.


 Liquidity


  The OTS regulations require the maintenance of an average daily balance of liquid assets of at least 5% of the average daily balance of the net withdrawable accounts and short-term borrowings (the "regulatory liquidity ratio"). The Bank's average regulatory liquidity ratio was 8.26% and 5.34% for the month ended September 30, 1997 and 1996, respectively.


 Holding Company Liquidity


     At September 30, 1997, Bank Plus had cash and cash equivalents of $0.7 million and no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity and Gateway in order to fund its cash needs, including its payment obligations on the $51.5 principal amount of Senior Notes issued in exchange for Fidelity's Preferred Stock. In connection therewith, Fidelity's Board of Directors has approved the payment of a cash dividend to Bank Plus in the approximate amount of $1.6 million, to assist in funding Bank Plus' future payment obligations with respect to the Senior Notes. See "--Recent Developments--Exchange Offer". Both Gateway's and Fidelity's ability to pay dividends or otherwise provide funds to Bank Plus are subject to significant regulatory restrictions.



PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

  The Bank was named as a defendant in a purported class action lawsuit alleging violations of federal securities laws in connection with the offering of common stock by the Bank in 1994 as part of the Bank's previously reported 1994 Restructuring and Recapitalization. The suit was filed by Harbor Finance Partners ("Harbor") in an alleged class action complaint in the United States District Court-Central District of California on July 28, 1995 and originally named as defendants the Bank, Citadel Holding Corporation ("Citadel"), Richard
M. Greenwood (the Bank's chief executive officer and Citadel's former chief executive officer), J. P. Morgan Securities, Inc., and Deloitte & Touche LLP. The suit alleged that false or misleading information was provided by the defendants in connection with the Bank's 1994 Restructuring and Recapitalization and stock offering and that the defendants knew and failed to disclose negative information concerning the Bank. A motion to dismiss the original complaint was filed by the Bank, and was granted without opposition. Thereafter, Harbor filed an amended complaint which did not include J. P. Morgan Securities, Inc. and Deloitte & Touche LLP as defendants and which contained some factual and legal contentions which were different from those set forth originally. On May 21, 1996, the court granted the Bank's, Citadel's and Greenwood's motion to dismiss the first amended complaint, but granted leave to amend. Following the filing of a second amended complaint, the Bank, Citadel and Greenwood filed a third motion to dismiss. At a hearing on July 22, 1996, the court ruled that the case should be dismissed with prejudice and a formal order to that effect was submitted to the court for execution. Harbor lodged certain objections to the proposed order, including objections that the state law claims in the second amended complaint should not be dismissed with prejudice. The court's order of dismissal was entered on August 5, 1996 and provided that all claims asserted in the second amended complaint under federal law were dismissed with prejudice and those under state law were dismissed without prejudice to their renewal in state court pursuant to 28 U.S.C. (S)1367(b)(3). Harbor has filed a notice of appeal from the order of dismissal. Briefing in the appeal is now concluded and the appeal awaits hearing and disposition. On August 30, 1996, Harbor filed an alleged class action complaint in state court containing allegations similar to those raised in the federal court action as well as claims for unfair business practices to which the Bank, Citadel and Greenwood filed demurrers seeking to have the case dismissed for failure to state a legally sufficient claim. These demurrers were sustained without leave to amend on March 13, 1997. On May 5, 1997, an order of dismissal was entered in the trial court in response to which Harbor has filed a notice of appeal. The Bank filed a motion to recover its attorney fees in obtaining the order of dismissal, which was initially heard on August 4, 1997 and continued to August 29, 1997 in order to receive further evidence as to the attorney fees claim filed by the Bank. After further hearing, the court, on September 19, 1997, entered an order against Harbor awarding the Bank approximately $100,000 as reasonable attorney fees arising out of the state court proceedings. Following this order, settlement discussions were held and such discussions are continuing.

  In addition, the Bank is a defendant in several individual and purported class actions brought by several borrowers which raise claims with respect to the manner in which the Bank serviced certain adjustable rate mortgages which were originated during the period 1983 through 1988. The actions have been filed between July 1, 1992 and February of 1995. In one case the Bank won a summary judgment in Federal District Court. This judgment was appealed. On July 25, 1996, the Ninth Circuit Court of Appeals filed its opinion which affirmed in part, reversed in part and remanded back to the Federal District Court for further proceedings. The Federal District Court recently ruled in favor of certifying a class in that action. In three Los Angeles Superior Court cases judgments in favor of the Bank were entered in all three cases. The plaintiff has appealed the judgments in all three cases. One appeal has been dismissed. Two appeals, one decided on June 26, 1997, and one decided on July 30, 1997, affirmed the judgment of the Superior Court in favor of the Bank. Plaintiff, in the latter case, has petitioned the California Superior Court for review. Two other cases are pending in the Los Angeles Superior Court. In these actions the plaintiffs' principal claim is that the Bank selected an inappropriate review date to consult the index upon which the rate adjustment is based that was one or two months earlier than what was required under the terms of the notes. In a declining interest rate environment, the lag effect of an earlier review period defers the benefit to the borrower of such decline, and the reverse would be true in a rising interest rate environment. The Bank strongly disputes these contentions and is vigorously defending these suits. The legal responsibility and financial exposure of these claims presently cannot be reasonably ascertained and, accordingly, there is a risk that the final outcome of one or more of these claims could result in the payment of monetary damages which could be material in relation to the financial condition or results of operations of the Bank. The Bank does not believe the likelihood of such a result is probable and has not established any specific litigation reserves with respect to such lawsuits.

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

  Not applicable

ITEM 5.  OTHER INFORMATION

  Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits



   EXHIBIT
     NO.                                                    DESCRIPTION
--------------   --------------------------------------------------------------------------------------------------
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

   3.1           Certificate of Incorporation of Bank Plus Corporation (incorporated by reference to Exhibit 3.1 to
                 The Form 8-B).*

   3.2           Bylaws of Bank Plus Corporation (incorporated by reference to Exhibit 3.2 to the Form 8-B).*

   4.1           Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the
                 Form 8-B).*

   4.2           Indenture dated as of July 18, 1997 between Bank Plus Corporation and The Bank of New York, as trustee relating to the 12% Senior Notes due July 18, 2007 of Bank Plus Corporation (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-8 of Bank Plus filed on
                 September 4, 1997).*

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

   EXHIBIT
     NO.                                                    DESCRIPTION
-------------    -------------------------------------------------------------------------------------------------
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

   10.17         Option Agreement, dated as of August 4, 1994, by and between Fidelity and Citadel (incorporated by reference to Exhibit 10.17 to the Form 8-B).*

   10.18         Executive Employment Agreement, dated as of August 1, 1997, between Richard M. Greenwood and
                 Fidelity (incorporated by reference to Exhibit 10.18 to the quarterly report on Form 10Q for the quarter ended June 30, 1997).*

   10.19         Guaranty of Employment Agreement, dated as of August 1, 1997, between Richard M. Greenwood and
                 Bank Plus (incorporated by reference to Exhibit 10.19 to the quarterly report on Form 10Q for the quarter ended June 30, 1997).*

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

   10.26         Retirement Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.25 to the
                 Form 8-B).*

   10.27         Form of Severance Agreement between the Bank and Mr. Sanders (incorporated by reference to
                 Exhibit 10.26 to the Form 8-B).*

   10.28         Form of Change in Control Agreement between the Bank and Mr. Greenwood (incorporated by reference to Exhibit 10.28 to the quarterly report on Form 10Q for the quarter ended June 30, 1997).*

   10.29         Form of Severance and Change in Control Agreement between the Bank and each of Messrs.  Austin,
                 Evans & Taylor (incorporated by reference to Exhibit 10.29 to the quarterly report on Form 10Q for the quarter ended June 30, 1997).*

   10.30         Form of Severance and Change in Control Agreement between the Bank and each of Messrs. Condon, &
                 Stutz (incorporated by reference to Exhibit 10.30 to the quarterly report on Form 10Q for the quarter ended June 30, 1997).*

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

   EXHIBIT
     NO.                                                    DESCRIPTION
-------------    -------------------------------------------------------------------------------------------------
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

   10.56         Bank Plus Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.56 to the quarterly report on Form 10Q for the quarter ended June 30, 1997).*.

   27.           Financial Data Schedule.

----------------
*     Indicates previously filed documents.


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

                                   BANK PLUS CORPORATION
                                   Registrant

Date:  November 14, 1997                   /s/ Richard M. Greenwood
                                   --------------------------------------------
                                                 Richard M. Greenwood
                                        President and Chief Executive Officer;
                                              Vice Chairman of the Board



Date:  November 14, 1997                   /s/ Richard M. Villa
                                   ---------------------------------------------
                                                 Richard M. Villa
                                         Senior Vice President, Controller
                                           and Chief Accounting Officer