Form 10-K
period 1997-12-31
BANK PLUS CORP
filed 1998-03-30
CIK 1012616

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K



(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]



                 FOR THE TRANSITION PERIOD FROM              TO


                        COMMISSION FILE NUMBER 0-28292
                        ------------------------------


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


  The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of March 2, 1998, was $271,562,956.

  As of March 2, 1998, Registrant had outstanding 19,382,683 shares of Common Stock, par value $.01 per share.


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement relating to the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

================================================================================

                             BANK PLUS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1997





                                                                                                            PAGE
                                                                                                            ----
                                               PART I

Item 1.      Business....................................................................................      1
             General.....................................................................................      1
             Recent Developments.........................................................................      1
             Business Strategy...........................................................................      2
             Retail Financial Services...................................................................      4
             Lending Activities..........................................................................      5
             Credit Administration.......................................................................     13
             Credit Loss Experience......................................................................     23
             Foreclosure Policies........................................................................     26
             Real Estate Acquired in Settlement of Loans.................................................     26
             Bulk Sales..................................................................................     29
             Treasury Activities.........................................................................     29
             Sources of Funds............................................................................     31
             Interest Rate Risk Management...............................................................     35
             Competition.................................................................................     35
             Employees...................................................................................     36
             Regulation and Supervision..................................................................     36
Item 2.      Properties..................................................................................     48
Item 3.      Legal Proceedings...........................................................................     49
Item 4.      Submission of Matters to a Vote of Security Holders.........................................     50

                                              PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters...................     51
Item 6.      Selected Financial Data.....................................................................     52
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........  54
             Forward-looking Statements..................................................................     54
             Results of Operations.......................................................................     54
             Acquisitions................................................................................     55
             Writedown of Mortgage-backed Securities.....................................................     55
             Asset Growth................................................................................     56
             Asset/Liability Management..................................................................     56
             Market Risk.................................................................................     59
             Asset Quality...............................................................................     60
             Net Interest Income.........................................................................     65
             Noninterest Income/Expense..................................................................     67
             Operating Expenses..........................................................................     68
             Income Taxes................................................................................     70
             Regulatory Capital Compliance...............................................................     72
             Capital Resources and Liquidity.............................................................     74
Item 8.      Financial Statements and Supplementary Data.................................................    F-1
Item 9.      Change in and Disagreements with Accountants on Accounting and Financial Disclosure.........   II-1

                                              PART III

Item 10.     Directors and Executive Officers of the Registrant..........................................   II-1
Item 11.     Executive Compensation......................................................................   II-1
Item 12.     Security Ownership of Certain Beneficial Owners and Management..............................   II-1
Item 13.     Certain Relationships and Related Transactions..............................................   II-1

                                              PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................   II-1
             Signatures..................................................................................   II-5

                                     PART I

ITEM 1. BUSINESS

                             BANK PLUS CORPORATION

GENERAL

  Bank Plus Corporation ("Bank Plus"), through its wholly-owned subsidiaries, Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries ("Fidelity" or the "Bank"), and Gateway Investment Services, Inc., ("Gateway") (collectively, the "Company"), offers a broad range of consumer financial services, including demand and term deposits and loans to consumers. Fidelity operates through 38 full-service branches, which are primarily located in southern California. The Bank makes available to its customers residential mortgages and consumer loans, which the Bank does not underwrite or fund, by referral to certain established providers of mortgage and consumer loan products with which the Bank has negotiated strategic alliances. In addition, through Gateway, a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, the Bank provides customers with uninsured investment products, including mutual funds and annuities.

  The Company derives its income primarily from the interest it receives on real estate loans and investment securities and, to a lesser extent, from fees received from the sale of uninsured investment products and fees in connection with loans and deposit services, as well as other services. Its major expenses are the interest it pays on deposits and on borrowings and general operating expenses. The Company's operations, like those of other financial institutions, are significantly influenced by general economic conditions, by the strength of the real estate market, by the monetary, fiscal and regulatory policies of the federal government and by the policies of financial institution regulatory authorities.

  Fidelity's deposits are highly concentrated in Los Angeles and Orange counties. The retail branches held average deposit balances of $78.2 million and total balances of approximately $2.9 billion at December 31, 1997. At December 31, 1997, the Bank's gross mortgage loan portfolio aggregated approximately $2.8 billion, 57% of which was secured by residential properties containing 5 or more units, 33% of which was secured by single family and multifamily residential properties containing 2 to 4 units and 7% of which was secured by commercial and other property. At that same date, 94% of the Bank's loans consisted of adjustable-rate mortgages.

  Unless the context otherwise requires, all references to the "Company" in this Annual Report on Form 10-K (the "Form 10-K") include Bank Plus and its subsidiaries on a consolidated basis. All references to Fidelity or the Bank with respect to the period after August 3, 1994 and before Bank Plus became the holding company for Fidelity on May 16, 1996 (the "Reorganization") include Gateway, which was a wholly-owned subsidiary of the Bank's former holding company, Citadel Holding Corporation ("Citadel"), during a portion of the periods covered hereby, and on August 3, 1994, became a wholly-owned subsidiary of Fidelity until the Reorganization. The principal executive offices of Bank Plus and Fidelity are located at 4565 Colorado Boulevard, Los Angeles, California 90039, telephone number (818) 241-6215.

RECENT DEVELOPMENTS

  On July 29, 1997, the Company completed the acquisition of all of the outstanding stock of Hancock Savings Bank, FSB ("Hancock"), which had five branches, assets of approximately $210.1 million and deposits of approximately $203.7 million at June 30, 1997. The Company acquired all of the stock of Hancock in exchange for 1,058,575 shares of Bank Plus Common Stock in a transaction valued at approximately $12.0 million.

  On September 19, 1997, the Company completed a purchase of approximately $48.8 million of deposits from a branch of Coast Federal Bank, FSB ("Coast"), located in Westwood, California. See Note 1 and 2 of the Notes to Consolidated Financial Statements for additional discussion of the Hancock and Coast acquisitions.

  On July 18, 1997, the Company completed an exchange offer (the "Exchange Offer") of the Company's 12% Senior Notes due July 18, 2007 (the "Senior Notes") for the outstanding shares of 12% Noncumulative Exchangeable Perpetual Stock, Series A (the "Series A Preferred Stock") issued by Fidelity in 1995. The Company received 2,059,120 shares of Series A Preferred Stock in exchange for approximately $51.5 million principal amount of Senior Notes. Holders of approximately 11,000 shares of the Series A Preferred Stock elected not to participate in the Exchange Offer and are reflected as minority interest on the Statement of Financial Condition as of December 31, 1997.

  In the first quarter of 1997, the Company filed a Registration Statement on Form S-4 (the "Acquisition S-4") for up to approximately $75.0 million in shares of Bank Plus Common Stock (the "Acquisition Shares") that may be issued from time to time as consideration (in whole or in part) for possible future acquisitions. The Securities and Exchange Commission (the "SEC") declared the Acquisition S-4 effective on June 2, 1997. Under the Acquisition S-4, the Company, on July 29, 1997, issued 1,058,575 shares of Common Stock in connection with the acquisition of Hancock. The Board of Directors of Bank Plus (or an authorized committee thereof) will negotiate, determine and approve on behalf of the Company any Acquisition Shares to be issued in any future acquisition, and the terms and conditions of all agreements to be entered into by the Company in connection therewith. Offers, if any, to sell Acquisition Shares will be made only pursuant to the prospectus constituting a part of the Acquisition S-4.

BUSINESS STRATEGY

  The Company's business strategy is to be a consumer-focused provider of financial services by enhancing its franchise to integrate its traditional services and products (deposit services, checking and savings accounts, and mortgages) with the offering of investment products through Gateway and consumer credit products through strategic alliances. As a part of such strategy, management continues to explore new opportunities to expand the retail network, to increase fee income growth, and to build upon the use of technology in delivering financial products and services.

  Management believes that, given the highly competitive nature of the financial services industry and the regulatory constraints that the Company faces in competing with unregulated companies, the Company must continue to expand from its historical business focus and develop new customer bases and provide customers with a wider array of internally and externally sourced products through a variety of delivery channels. The Company is pursuing the use of various electronic delivery systems, which include an Internet bank, and software to enhance customer convenience and the Company's fee income opportunities.

 Expansion of Retail Network

  The Hancock acquisition and the acquisition of the Coast branch deposits provide a number of benefits to the Company including an increased customer base and branch network, and operating efficiencies through consolidation. The acquired branch network and associated customer base include approximately 14,200 and 7,100 transaction and time deposit accounts, respectively, and will provide new territory in which to implement Fidelity's sales platform of credit and investment products. The Company will introduce to the acquired customer base a wide range of investment, insurance and consumer loan products to enhance the Company's fee income. The Company has reduced consolidated operating expenses resulting from the acquisitions through the closure and consolidation of the administrative office of Hancock and the consolidation of two of the branches acquired into existing Fidelity branches.

  In 1997, the Company commenced two new programs which provide for the wholesale acquisition of retail customers: credit card issuance for affinity groups and financial education and planning and investment product sales for the members of the California Public Employees' Retirement System ("CalPERS").

  Fidelity has formed a plan to develop credit card issuance programs with affinity partners. The affinity card program involves the solicitation of prospective individual customers from identifiable groups with a common interest or affiliation. These programs will include unsecured credit cards and credit cards secured by real estate or by cash deposits. Fidelity will serve as issuer and owner of the credit card accounts and will develop the card portfolio from prospects provided by the affinity partner. Fidelity retains the right to market other products to the card members and expects to offer multiple financial products related to significant life events of the typical household, such as home purchase, insurance and retirement planning. At December 31, 1997, outstanding credit cards and balances associated with the affinity program were approximately 30,000 and $50.7 million, respectively. See "--Lending Activities" below for further discussion of the affinity card programs.

  Effective July 1, 1997 Gateway was awarded the contract to serve as the Financial Education Presenter for the more than one million members of CalPERS. Under the terms of the contract, Gateway's primary responsibility is to provide financial education information through seminars and customized financial plans to CalPERS members. The contract is for an initial one-year term and is thereafter renewable for a two-year period at the option of CalPERS, but no assurance can be given that the contract will, in fact, be renewed. Under the contract, Gateway will be providing, among other services, experienced speakers at CalPERS-scheduled and coordinated financial planning seminars throughout California, customized seminar materials, and the offer of personal consultations to seminar attendees (which will include the development of a personalized financial plan). The program is expected to generate fee income from the sale of uninsured investment products, such as mutual funds, annuities and insurance products. The Company is seeking other similar opportunities to provide financial planning for customer groups with specific affiliations and will be introducing the financial planning products to its customers in the current branch network.

 Strategic Alliances

  Through strategic alliances with third party providers, the Company has introduced a wide range of investment, insurance and consumer loan products to increase fee income. The use of strategic partners allows the Company to emphasize or de-emphasize particular products based on consumer demand and other business or market factors without the traditional costs of modification or discontinuance of product lines. At this time, the Company provides residential mortgages and consumer loans, which the Company does not underwrite or fund, to its retail bank customers by referral to certain established providers of those products with which the Company has negotiated strategic alliances.

  The Company's credit product channel is responsible for providing the retail bank distribution system with a variety of consumer credit products to satisfy customers' financial needs and objectives. Strategic alliances are in place with established providers of auto, boat and recreational vehicle loans, credit cards, home equity lines of credit and first mortgage products. The Company uses the strength of its strategic allies to attempt to maximize product availability, minimize product risk, operating expenses and development costs.

  The Company has implemented its strategy to integrate sales of investment products along with traditional banking products in its branches. The Company's investment product channel is responsible for providing the retail bank distribution system with a variety of investment products, such as mutual funds, fixed and variable annuities and insurance products. Through Gateway, the Company has developed strategic relationships with nationally known providers of investment and insurance products. The use of strategic allies' products shifts market acceptance risk away from the Company, and enhances product and name recognition through relationships with nationally known entities, which also provide marketing support.

  Implementation of the Company's principal business strategy has resulted in an increase in general and administrative expenses due to increased infrastructure and growth of the customer base, business lines and retail network. These expenses may significantly increase in future periods as the Company further expands its business lines and franchise network. The targeted benefits of this transformation, namely increased interest margin and higher fee income, may lag the increase in expenditures depending on the timing of the investment in new business lines and the increase in revenues that is intended to result from the investment.

RETAIL FINANCIAL SERVICES

  Fidelity operates 37 of the 38 branches in Los Angeles, Orange and San Bernardino counties. At each of its branch locations, Fidelity offers loan products, financial services and investment products to current and potential customers. These products and services are provided either directly or through Gateway. Fidelity's deposits are concentrated in Los Angeles and Orange counties. Six branches exceed $100 million in deposits, sixteen branches have deposits between $60 million and $100 million and fifteen of the branches are in the $30 million to $60 million deposit range.

  Fidelity is expanding its delivery channels to include Internet banking. Management believes a transactional Internet site is essential to remain competitive in the highly technological environment of the financial services industry. The Internet site will also serve as a conduit for delivering financial products to the customers of the affinity card and CalPERS programs that maybe located in areas of the country not currently serviced by the Bank's existing branch network. Fidelity is in the process of completing the first phase of its Internet bank site, which will open to customers under the name "iBank" in 1998 at the Internet address of http://www.iBank.com. iBank will initially offer on-line transactional capabilities for selected Bank services, with plans to expand such offerings to include the investment products currently sold through the Company's integrated sales platform.

  The Internet site will also complement the newest branch opened by the Bank in the Mall of America in Bloomington, Minnesota. The branch opened to the mall merchants in December 1997 and to retail customers in March 1998, replacing First Bank as the mall's sole banking institution. This branch operates under the name "iBank", and represents a departure from the traditional branch concept. It is a highly automated center, allowing customers to browse and experiment with new and different access devices, including screen telephones, personal computers and self-service ATM machines. Additionally, the branch will reach into the mall community to stimulate business with merchants and employees of the mall, offering merchant services that have not previously been part of the Bank's product array. The Mall of America is the largest mall in America with over 500 merchants, 12,000 employees and 40 million visitors a year. At December 31, 1997, the branch had new deposits of $5.0 million.

  In June 1997, Fidelity entered into an arrangement with Americash L.L.C. ("Americash") in which Fidelity acts as cash services provider for Americash's newly established and rapidly expanding network of cash-dispensing automatic teller machines. Fidelity has agreed to provide cash for Americash ATMs throughout the United States, and is entitled to fees based on the volume of cash withdrawal transactions. If the transaction volume is below certain agreed upon minimums, the fees to which Fidelity is entitled are calculated using a formula designed to ensure Fidelity a minimum return for the use of its cash. The average cash balance in use for the Americash program during the third and fourth quarters of 1997 was $34.8 million, and the program generated fees, which are reported as noninterest income, of $1.0 million during the same period. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")--Net Interest Income" for the impact of the Americash program on net interest margin.

  During 1997, the average transaction volume for the Americash ATM network was insufficient to generate transaction fees above the minimum threshold provided for in the agreement between Americash and Fidelity. Therefore, Fidelity's fees during 1997 were calculated using the minimum return formula described above. At the request of Americash, Fidelity has agreed to defer collection of a portion of those accrued fees in order to assist Americash with its cash flow needs during the initial rollout period. As a result of this deferral of fees, an accounts receivable of $1.0 million from Americash was recorded as of December 31, 1997. This fee-deferral arrangement is temporary, and management anticipates that Americash will secure other sources of financing for its capital requirements during 1998. Until such alternative financing is obtained, management believes the Bank has adequate remedies under its agreement with Americash to ensure full and prompt collection of the fee receivable referred to above.

  The recently declining interest rate environment along with major stock and bond market fluctuations have made insured savings deposit products more attractive relative to certain uninsured products, such as mutual funds and annuities. Net deposit inflow in 1997 was $395.9 million which included two acquisitions closed in 1997. The acquisition of Hancock and the Coast branch accounted for $252.3 million in transaction accounts and certificate of deposit accounts at the respective acquisition dates. The Company may consider exploring potential sales or purchases of branches from time to time to further its business strategy.

LENDING ACTIVITIES

  The Bank closed its wholesale correspondent single family origination network and its multifamily origination operations in the third quarter of 1994. Since that time the Bank has entered into strategic partnerships with established providers of consumer credit products pursuant to which all consumer credit products made available to the Bank's retail branch customers are referred to and underwritten, funded and serviced by the strategic partners. See "--Business Strategy--Strategic Alliances."

  Although the Bank closed its origination operations in 1994, the Bank originated $11.5 million and $5.8 million, in 1997 and 1996, respectively, in first and second trust deed mortgages, principally in connection with the sale of real estate owned ("REO").

  Fidelity has formed a plan to develop credit card issuance programs with affinity groups. The Bank has entered into contracts to establish such programs with several entities. Fidelity will serve as issuer and owner of certain credit card accounts and will develop the card portfolio from prospects provided by the affinity groups. Generally, there are two types of affinity programs: credit enhancement programs and shared risk programs. In both programs, the Bank is responsible for the risk management associated with the extensions of credit. The Bank develops and implements the underwriting standards as well as the supporting risk management support systems. Underwriting is primarily based on industry-accepted Fair Isaac Company ("FICO") credit scoring methodology. The Bank establishes reserve requirement levels based on the loss expectation by credit tranche, and reserves are adjusted at least monthly based on actual volumes outstanding in the programs.

  Under the credit enhancement programs, the affinity partners have the right to purchase outstanding card receivables at par and, in exchange, provide credit enhancements to guarantee full repayment of the Bank's outstanding receivables in the event of cardholder defaults. The credit enhancements include funding by the affinity counter party of a reserve account or pledging of collateral as receivables are funded by the Bank. As a result of the credit enhancements provided under these affinity programs, the Bank does not record any loan loss provisions associated with the outstanding balances. The Bank has committed to fund up to an aggregate outstanding balance of $425 million under the credit enhancement programs. At December 31, 1997, outstanding credit card balances associated with these affinity programs were approximately $50.7 million.

  Under the shared risk programs, the Bank and the affinity counter party share the net earnings or loss of the program based on contracted percentages. The net earnings or loss is determined after consideration of all direct revenues and expenses, including loan loss provisions and the Bank's cost of funding card balances, plus an appropriate interest rate spread. In January 1998, the Bank began issuing cards under a shared risk program with an affinity counter party which has an affiliation with approximately 17 million members. The Bank intends to offer cards with limits ranging from $300 to $5,000 to the full credit spectrum of borrowers.

  Generally speaking, credit card loss provisions are initially established based on a multiple of the loss experience, i.e., industry average charge-offs, associated with specific tranches of the FICO based credit scores. The shared risk programs are expected to significantly increase the Bank's loan loss provisions and allowance for estimated loan loss in 1998. Credit card industry averages for net charge-off ratios can range from 5% to 7%, which is significantly higher than the Bank's charge-off ratio in 1997 for single family and multifamily mortgage loans of 1.2%.

  Fidelity is evaluating other affinity credit card transactions with several potential strategic allies. These transactions, if consummated, would involve the issuance of substantial numbers of credit cards, and both the risks and benefits associated with these programs would be shared with Fidelity's strategic allies. No assurances can be given as to whether any of these transactions will be consummated or, if consummated, as to the ultimate success of any of these transactions.

  The Bank currently outsources all card processing and customer service to third party providers. However, the Company is establishing a credit processing center to handle card-related services internally. The Company believes that customer satisfaction and the Company's responsiveness and availability are key factors that will enhance and extend the Company's relationship with its card customers, and that its ability to achieve customer satisfaction is significantly enhanced by developing and maintaining a credit processing center internally. The credit processing center will operate as a new subsidiary of Bank Plus named Bank Plus Credit Services Corporation. The Company has recently employed senior and middle management with significant credit card operations experience to start up and operate the credit processing center, as such experience was not previously resident in the Company. The establishment of this processing center requires funding of significant start-up costs, and no assurances can be given that these costs will be recovered.

  The Bank offers overdraft protection for checking account customers through its "Instant Reserve" personal line of credit. Instant Reserve is available to new and existing checking customers with average credit limits of approximately $1,500. The committed Instant Reserve lines of credit at December 31, 1997 and 1996 totaled $28.9 million and $19.7 million, respectively. The outstanding balance of Instant Reserve lines of credit at December 31, 1997 and 1996 totaled $2.6 million and $2.0 million, respectively.

 Portfolio statistics

  All presentations of the total loan portfolio include loans receivable and loans held for sale unless stated otherwise. The following table sets forth the composition of total loans by type of security at the dates indicated:

                                                                             DECEMBER 31,
                                ------------------------------------------------------------------------------------------------
                                      1997                1996                 1995                1994               1993
                                ------------------    ----------------   ------------------   ----------------   ----------------
                                           PERCENT             PERCENT             PERCENT             PERCENT            PERCENT
                                              OF                  OF                  OF                  OF                 OF
                                            TOTAL               TOTAL               TOTAL               TOTAL              TOTAL
LOANS BY TYPE OF SECURITY       AMOUNT      LOANS      AMOUNT   LOANS     AMOUNT    LOANS     AMOUNT    LOANS     AMOUNT   LOANS
-------------------------       ------     -------     ------  -------    ------   -------    ------   -------    ------  -------
                                                                       (DOLLARS IN THOUSANDS)
Residential loans:
 Single family............... $  638,539    22.16%  $  517,288  18.72% $  594,019   19.58% $  755,253   22.44%  $  792,054  20.80%
 Multifamily:
  2 to 4 units...............    322,309    11.18      319,281  11.55     345,884   11.40     393,943   11.71      505,219  13.27
  5 to 36 units..............  1,343,597    46.62    1,408,317  50.95   1,521,056   50.13   1,612,926   47.93    1,795,374  47.16
  37 units and over..........    308,473    10.70      307,741  11.13     329,916   10.87     345,287   10.26      406,330  10.67
                              ----------   ------   ---------- ------  ----------  ------  ----------  ------   ---------- ------
   Total multifamily.........  1,974,379    68.50    2,035,339  73.63   2,196,856   72.40   2,352,156   69.90    2,706,923  71.10
                              ----------   ------   ---------- ------  ----------  ------  ----------  ------   ---------- ------
    Total residential
     loans...................  2,612,918    90.66    2,552,627  92.35   2,790,875   91.98   3,107,409   92.34    3,498,977  91.90
                              ----------   ------   ---------- ------  ----------  ------  ----------  ------   ---------- ------
Other real estate loans:
 Commercial and
  industrial.................    204,656     7.10      203,510   7.36     234,384    7.72     248,255    7.38      295,761   7.77
 Land and land
  improvements...............      1,656     0.06        1,670   0.06       3,032    0.10       2,050    0.06        3,736   0.10
                              ----------   ------   ---------- ------  ----------  ------  ----------  ------   ---------- ------
  Total other real estate
   loans.....................    206,312     7.16      205,180   7.42     237,416    7.82     250,305    7.44      299,497   7.87
                              ----------   ------   ---------- ------  ----------  ------  ----------  ------   ---------- ------
Gross mortgage loans.........  2,819,230    97.82    2,757,807  99.77   3,028,291   99.80   3,357,714   99.78    3,798,474  99.77
Loans secured by savings
 accounts and other non-
 real estate loans...........     62,912(2)  2.18        6,373   0.23       6,040    0.20       7,251    0.22        8,758   0.23
                              ----------   ------   ---------- ------  ----------  ------  ----------  ------   ---------- ------
Total loans, gross...........  2,882,142   100.00%   2,764,180 100.00%  3,034,331  100.00%  3,364,965  100.00%   3,807,232 100.00%
                              ----------   ======   ---------- ======  ----------  ======  ----------  ======   ---------- ======
Less:
 Undisbursed loan funds......      1,710                    --                 --                 259                   --
 Unearned (premiums)
  discounts, net.............     (2,722)                1,974              2,463               1,980                  210

 Deferred loan fees..........      9,039                12,767              7,317               7,221               11,139
 Allowance for estimated
  losses.....................     50,538(1)             57,508(1)          89,435(1)           67,202               83,832
                              ----------            ----------         ----------          ----------           ----------
                                  58,565                72,249             99,215              76,662               95,181
                              ----------            ----------         ----------          ----------           ----------
  Total loans, net........... $2,823,577            $2,691,931         $2,935,116          $3,288,303           $3,712,051
                              ==========            ==========         ==========          ==========           ==========

------------
(1) At December 31, 1997, 1996 and 1995, the allowance for estimated loan losses includes $14.4 million, $16.7 million and $36.7 million, respectively, of remaining loan general valuation allowance ("GVA") and specific valuation allowance ("SVA") for the Accelerated Asset Resolution Plan (the "Plan"). See Item 7. "MD&A--Asset Quality--Accelerated Asset Resolution Plan."

(2)  Includes $50.7 million of credit card loans at December 31, 1997.

  The following table sets forth the composition of loans held for sale, which are included in the table above, by type of security at the dates indicated:

                                                                             DECEMBER 31,
                                ------------------------------------------------------------------------------------------------
                                      1997                1996                 1995                1994               1993
                                ----------------    -----------------    ------------------   ----------------   ---------------
                                         PERCENT              PERCENT               PERCENT            PERCENT           PERCENT
                                            OF                   OF                    OF                 OF                OF
LOANS BY TYPE OF SECURITY       AMOUNT    TOTAL     AMOUNT     TOTAL      AMOUNT     TOTAL    AMOUNT    TOTAL    AMOUNT   TOTAL
-------------------------       ------   -------    ------    -------     ------    -------   ------   -------   ------  -------
                                                                       (DOLLARS IN THOUSANDS)
Residential loans:
 Single family...............   $  --       --%    $  --        --%      $ --          --%   $47,339   97.98%   $239,371    65.10%
 Multifamily (2 to 4 units)..      --       --        --        --         --          --        976    2.02     128,317    34.90
                                -----     ----     -----      ----       ----        ----    -------  ------    --------   ------
  Total loans held for sale..   $  --       --%    $  --        --%      $ --          --%   $48,315  100.00%   $367,688   100.00%
                                =====     ====     =====      ====       ====        ====    =======  ======    ========   ======

  The following table presents gross mortgage loans by type and location as of December 31, 1997:

                                                                               COMMERCIAL
                                                 MULTIFAMILY                  AND INDUSTRIAL
                                        ------------------------------    ---------------------                PERCENTAGE
                               SINGLE    2 TO 4    5 TO 36    37 UNITS     HOTEL/      OTHER                       OF
                               FAMILY     UNITS     UNITS     AND OVER     MOTEL        C&I           TOTAL      TOTAL
                               ------   --------  ---------   --------    --------    ---------     ---------  ----------
                                                                (DOLLARS IN THOUSANDS)
California:
 Southern California
  Counties:
  Los Angeles................ $263,949  $118,731  $  973,980  $200,830     $10,220     $ 93,282     $1,660,992      58.9%
  Orange.....................   95,138   119,871     146,893    21,965      20,256       36,359        440,482      15.6
  San Diego..................   30,694    10,552      75,369    33,469          --        4,580        154,664       5.5
  San Bernardino.............   22,393    12,269      29,016    14,712          --        7,433         85,823       3.0
  Riverside..................   22,311     7,277      19,274    12,904          --        7,414         69,180       2.5
  Ventura....................   29,560     6,192      29,859     2,368          --        5,065         73,044       2.6
  Other......................   17,354     8,531      24,876     7,035       2,430        3,702         63,928       2.3
                              --------  --------  ----------  --------     -------     --------     ----------     -----
                               481,399   283,423   1,299,267   293,283      32,906      157,835      2,548,113      90.4
 Northern California
  Counties:
  Santa Clara................   32,736    17,808      27,094       175          --          204         78,017       2.8
  Other......................   72,060    13,547      17,236    12,229       1,178        5,821        122,071       4.3
                              --------  --------  ----------  --------     -------     --------     ----------     -----
   Total California..........  586,195   314,778   1,343,597   305,687      34,084      163,860      2,748,201      97.5
                              --------  --------  ----------  --------     -------     --------     ----------     -----
Arizona......................    1,969        --          --     2,786          --        5,869         10,624       0.4
Maryland.....................    4,175       185          --        --       1,987           --          6,347       0.2
All other states.............   46,200     7,346          --        --          --          512         54,058       1.9
                              --------  --------  ----------  --------     -------     --------     ----------     -----
   Total out-of-state........   52,344     7,531          --     2,786       1,987        6,381         71,029       2.5
                              --------  --------  ----------  --------     -------     --------     ----------     -----
Gross mortgage loans......... $638,539  $322,309  $1,343,597  $308,473     $36,071     $170,241     $2,819,230     100.0%
                              ========  ========  ==========  ========     =======     ========     ==========     =====



  The following table sets forth the types of loans by repricing attributes at the dates indicated:

                                                                            DECEMBER 31,
                                ---------------------------------------------------------------------------------------------------
                                           1997                1996            1995                 1994            1993
                                ----------------------  -------------------- -----------------  ----------------  -----------------
                                            PERCENT               PERCENT           PERCENT              PERCENT           PERCENT
                                            OF TOTAL              OF TOTAL          OF TOTAL             OF TOTAL          OF TOTAL
                                 AMOUNT      LOANS      AMOUNT     LOANS    AMOUNT   LOANS     AMOUNT     LOANS    AMOUNT   LOANS
                                --------    --------    -------   --------  ------  --------   ------    --------  ------  --------
                                                                        (DOLLARS IN THOUSANDS)
Adjustable rate   Loans......  $2,711,975(1)  94.10%   $2,675,425  96.79%  $2,939,807  96.88%  $3,257,368  96.80% $3,649,714 95.83%
Fixed rate loans.............     170,167      5.90        88,755   3.21       94,524   3.12      107,597   3.20     157,518  4.17
                               ----------    ------    ---------- ------   ---------- ------   ---------- ------  ---------- -----
Total loans, gross...........   2,882,142    100.00%    2,764,180 100.00%   3,034,331 100.00%   3,364,965 100.00%  3,807,232 100.00%
                                             ======               ======              ======              ======             ======
Less:
Undisbursed loan funds.......       1,710                      --                  --                 259                 --
Unearned (premiums)
 discounts, net..............      (2,722)                  1,974               2,463               1,980                210
Deferred loan fees...........       9,039                  12,767               7,317               7,221             11,139
Allowance for estimated
 losses......................      50,538(2)               57,508(1)           89,435(1)           67,202             83,832
                                ---------               ---------           ---------            --------           --------
                                   58,565                  72,249              99,215              76,662             95,181
                                ---------               ---------           ---------            --------           --------
 Total loans, net............  $2,823,577              $2,691,931          $2,935,116          $3,288,303         $3,712,051
                               ==========              ==========          ==========          ==========         ==========

----------------
(1) Includes $50.7 million of credit card loans at December 31, 1997.
(2) At December 31, 1997, 1996 and 1995, the allowance for estimated loan losses includes $14.4 million, $16.7 million and $36.7 million, respectively, of remaining loan GVA and SVA for the Plan. See Item 7. "MD&A--Asset Quality-- Accelerated Asset Resolution Plan."

  The following table sets forth, by contractual maturity and interest rate, the fixed rate and adjustable rate loan portfolios at December 31, 1997. The table does not consider the prepayment experience of the loan portfolio when scheduling the maturities of loans. See Item 7. "MD&A--Asset/Liability Management."

                                                         SUBTOTAL
                                                        MATURITIES                         MATURES IN
                                                         GREATER    ----------------------------------------------------------
                                  TOTAL LOANS  MATURES     THAN                         2001-     2003-     2008-      AFTER
                                  RECEIVABLE   IN 1998   ONE YEAR     1999     2000     2002      2007      2012       2012
                                  ----------   -------  ----------  -------  -------  --------  --------  --------  ----------
                                                                          (DOLLARS IN THOUSANDS)
Adjustable rate loans:
 Under 5.00%.................     $       24   $    24  $       --  $    --  $    --  $     --  $     --  $     --  $       --
 05.00% - 6.99%..............         58,136         5      58,131       --       --       128     2,160     1,122      54,721
 07.00% - 8.99%..............      2,600,170    60,837   2,539,333   10,846   60,373    93,380   543,009   122,036   1,709,689
 09.00% - 10.99%.............         49,654     3,437      46,217    2,013    6,207     7,013     2,345     6,599      22,040
 11.00% - 12.99%.............          1,431       286       1,145       --      480        --       665        --          --
 Over 13.00%.................          2,560        --       2,560       --       --     2,560        --        --          --
                                  ----------   -------  ----------  -------  -------  --------  --------  --------  ----------
  Total adjustable rate loans      2,711,975    64,589   2,647,386   12,859   67,060   103,081   548,179   129,757   1,786,450
                                  ----------   -------  ----------  -------  -------  --------  --------  --------  ----------
Fixed rate loans:
 Under 5.00%.................            572       457         115       --       --        --        --        --         115
 05.00% - 6.99%..............          9,351       855       8,496       16       --        30       117     1,877       6,456
 07.00% - 8.99%..............        120,818     5,909     114,909      411      394     2,882     5,917     3,282     102,023
 09.00% - 10.99%.............         33,866       586      33,280       41       96       742     9,142     5,711      17,548
 11.00% - 12.99%.............          2,275       560       1,715        1       10        --        98       382       1,224
 Over 13.00%.................          3,285     2,691         594       --       --        --        85       453          56
                                  ----------   -------  ----------  -------  -------  --------  --------  --------  ----------
  Total fixed rate loans.....        170,167    11,058     159,109      469      500     3,654    15,359    11,705     127,422
                                  ----------   -------  ----------  -------  -------  --------  --------  --------  ----------
  Total loans, gross.........      2,882,142   $75,647  $2,806,495  $13,328  $67,560  $106,735  $563,538  $141,462  $1,913,872
                                  ==========   =======  ==========  =======  =======  ========  ========  ========  ==========
Less:
 Undisbursed loan funds......          1,710
 Unearned (premiums)
  discounts, net.............         (2,722)
 Deferred loan fees..........          9,039
 Allowance for estimated
  losses.....................         50,538(1)
                                  ----------
                                      58,565
                                  ----------
  Total loans, net...........     $2,823,577
                                  ==========

-----------------
(1) At December 31, 1997, the allowance for estimated loan losses includes $14.4 million of remaining loan GVA and SVA for the Plan. See Item 7. "MD&A--Asset Quality--Accelerated Asset Resolution Plan."
(2)  Includes $50.7 million of credit card loans at December 31, 1997.

  The following table sets forth, by contractual maturity and property type, the loan portfolio at December 31, 1997. The table does not consider the prepayment experience of the loan portfolio when scheduling the maturities of loans. See
Item 7. "MD&A--Asset/Liability Management."


                                                              SUBTOTAL
                                                             MATURITIES                       MATURES IN
                                                              GREATER        -----------------------------------------------
                                TOTAL LOANS     MATURES        THAN                                    2001 -         2003 -
                                 RECEIVABLE     IN 1998       ONE YEAR        1999         2000        2002           2007
                                ------------   --------      ----------      ------        -----       ------        -------
                                                                 (DOLLARS IN THOUSANDS)
Residential loans:
 Single family...............     $  638,539      $ 5,080     $  633,459     $ 1,541     $ 2,883     $  2,446     $  5,878
 Multifamily:
  2 to 4 units...............        322,309          141        322,168          13       7,426        4,189        8,257
  5 to 36 units..............      1,343,597          646      1,342,951       1,090      31,077       28,273      376,482
  37 units and over..........        308,473           --        308,473          --       1,690       12,577       86,146
                                  ----------      -------     ----------     -------     -------     --------     --------
   Total multifamily.........      1,974,379          787      1,973,592       1,103      40,193       45,039      470,885
                                  ----------      -------     ----------     -------     -------     --------     --------
    Total residential loans..      2,612,918        5,867      2,607,051       2,644      43,076       47,485      476,763
                                  ----------      -------     ----------     -------     -------     --------     --------
Other real estate loans:
 Commercial and industrial...        204,656        9,673        194,983      10,636      24,133       56,690       85,312
 Land and land improvements..          1,656          822            834          --          --           --          795
                                  ----------      -------     ----------     -------     -------     --------     --------
  Total other real estate
   loans.....................        206,312       10,495        195,817      10,636      24,133       56,690       86,107
                                  ----------      -------     ----------     -------     -------     --------     --------
Gross mortgage loans.........      2,819,230       16,362      2,802,868      13,280      67,209      104,175      562,870
                                  ----------      -------     ----------     -------     -------     --------     --------
Loans secured by savings
 accounts and other
 non-real estate loans (1)...         62,912       59,285          3,627          48         351        2,560         668
                                  ----------      -------     ----------     -------     -------     --------    --------
Total loans, gross...........      2,882,142      $75,647     $2,806,495     $13,328     $67,560     $106,735    $563,538
                                                  =======     ==========     =======     ========    =========   ========
Less:
 Undisbursed loan funds......          1,710
 Unearned (premiums)
  discounts, net.............         (2,722)
 Deferred loan fees..........          9,039
 Allowance for estimated
  loan losses................         50,538(2)
                                  ----------
                                      58,565
                                  ----------
  Total loans, net...........     $2,823,577
                                  ==========

                                             MATURES IN
                                     ---------------------------
                                         2008-          AFTER
                                         2012           2012
                                     -----------     -----------
                                       (DOLLARS IN THOUSANDS)
Residential loans:
 Single family...............           $ 12,592     $  608,119
 Multifamily:
  2 to 4 units...............              2,409        299,874
  5 to 36 units..............             95,205        810,824
  37 units and over..........             26,946        181,114
                                        --------     ----------
   Total multifamily.........            124,560      1,291,812
                                        --------     ----------
    Total residential loans..            137,152      1,899,931
                                        --------     ----------
Other real estate loans:
 Commercial and industrial...              4,310         13,902
 Land and land improvements..                 --             39
                                        --------     ----------
  Total other real estate
   loans.....................              4,310         13,941
                                        --------     ----------
Gross mortgage loans.........            141,462      1,913,872
                                        --------     ----------
Loans secured by savings
 accounts and other
 non-real estate loans (1)...                 --             --
                                        --------     ----------
Total loans, gross...........           $141,462     $1,913,872
                                        ========     ==========
Less:
 Undisbursed loan funds......
 Unearned (premiums)
  discounts, net.............
 Deferred loan fees..........
 Allowance for estimated
  loan losses................


  Total loans, net...........

------------------
(1) Includes $50.7 million of credit card loans at December 31, 1997.
(2) At December 31, 1997, the allowance for estimated loan losses includes $14.4 million of remaining loan GVA and SVA for the Plan. See Item 7. "MD&A--Asset Quality--Accelerated Asset Resolution Plan."

  The following table details the activity in the loan portfolio for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                           ========================================================================
                                               1997           1996           1995           1994           1993
                                           ------------   ------------   ------------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS)
Principal balance at beginning of
 Period.................................    $2,691,931     $2,935,116     $3,288,303     $3,712,051     $3,990,449
Real estate loans originated:
 Conventional:
  Single family.........................           836             --          3,411        238,944        271,316
  Multifamily:
    2 to 4 units........................            --             --            515         38,100         42,931
    5 to 36 units.......................         7,373          1,673          4,743         68,862         89,935
    37 units and over...................         1,144          3,628          3,207         65,940         12,887
                                            ----------     ----------     ----------     ----------     ----------
     Total multifamily..................         8,517          5,301          8,465        172,902        145,753
  Commercial and industrial.............         2,150            533          6,586          5,597          1,335
                                            ----------     ----------     ----------     ----------     ----------
    Total real estate loans
     originated (1).....................        11,513          5,834         18,462        417,443        418,404
                                            ----------     ----------     ----------     ----------     ----------
Real estate loans purchased:
  Single family (2).....................       195,333          7,444         (1,237)       100,756             --
  Multifamily:
    2 to 4 units........................        23,749            319             --            250             --
    5 to 36 units.......................           338             --             --          2,466          3,741
    37 units and over...................         2,184             --             --            665             --
                                            ----------     ----------     ----------     ----------     ----------
     Total multifamily..................        26,271            319             --          3,381          3,741
  Commercial and industrial.............            --            262          2,171             --            210
                                            ----------     ----------     ----------     ----------     ----------
    Total real estate loans
     purchased..........................       221,604          8,025            934        104,137          3,951
                                            ----------     ----------     ----------     ----------     ----------
     Total real estate loans
      funded............................       233,107         13,859         19,396        521,580        422,355
                                            ----------     ----------     ----------     ----------     ----------
  Loans sold or securitized:
  Whole loans...........................       (13,516)        (4,508)      (123,080)      (326,797)      (137,870)
  Bulk sales............................            --             --             --       (341,432)            --
  Repurchases...........................         6,842          6,577          9,850          9,072         22,867
                                            ----------     ----------     ----------     ----------     ----------
    Total loans sold or securitized.....        (6,674)         2,069       (113,230)      (659,157)      (115,003)
                                            ----------     ----------     ----------     ----------     ----------
Payments and refinances.................      (311,774)      (286,577)      (236,650)      (310,697)      (575,348)
Hancock loans acquired..................       146,802             --             --             --             --
Increase (decrease) in non-real
 estate loans...........................        56,539(3)         333         (1,211)        (1,507)           720
Other increase (decrease) in total
 loans, net.............................         6,676         (4,796)           741          9,403          8,433
Decrease (increase) in reserves for
 loan losses............................         6,970         31,927        (22,233)        16,630        (19,555)
                                            ----------     ----------     ----------     ----------     ----------
Net increase (decrease) in total loans,
 net....................................       131,646       (243,185)      (353,187)      (423,748)      (278,398)
                                            ----------     ----------     ----------     ----------     ----------
Principal balance at end of period......    $2,823,577     $2,691,931     $2,935,116     $3,288,303     $3,712,051
                                            ==========     ==========     ==========     ==========     ==========
Loans serviced for others...............    $  308,761     $  433,767     $  600,288     $1,147,015     $  888,362
                                            ==========     ==========     ==========     ==========     ==========

-------------------
(1) Includes loans originated to finance sales of REO of $8.4 million, $4.8 million, $9.0 million, $27.0 million and $51.6 million for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively.
(2) Net of repurchases.
(3) Includes $50.7 million of credit card loans at December 31, 1997.

 Sale of Loans

  Over the past several years, the Bank has sold a portion of its loans in the secondary mortgage market. During 1997, 1996 and 1995, respectively, the Bank sold $13.5 million, $4.5 million and $10.2 million of loans and repurchased $6.8 million, $6.6 million and $9.8 million of loans sold in prior periods as described below. In addition, sales of mortgage backed securities ("MBSs") totaled $266.7 million, $65.5 million, and $160.7 million, for the years ended December 31, 1997, 1996 and 1995, respectively. Fidelity is an approved originator and servicer for the Federal National Mortgage Association (the "FNMA"), the Federal Home Loan Mortgage Corporation (the "FHLMC") and the Federal Housing Administration (the "FHA").

  As of December 31, 1997, the Company had certain loans with a gross principal balance of $85.0 million, of which $71.0 million had been sold in the form of mortgage pass-through certificates, over various periods of time, to four investor financial institutions leaving a balance of $14.0 million in loans retained by the Company. These mortgage pass-through certificates provide a credit enhancement to the investors in the form of the Company's subordination of its retained percentage interest to that of the investors. In this regard, the aggregate of $71.0 million held by the investors are deemed Senior Mortgage Pass-Through Certificates and the $14.0 million in loans held by the Company are subordinated to the Senior Mortgage Pass-Through Certificates in the event of borrower default. Full recovery of the $14.0 million is subject to this contingent liability due to its subordination. In 1993, the Bank repurchased as an investment a portion of the mortgage pass-through certificates, and at December 31, 1997, the balance of the repurchased certificate was $24.9 million and was included in the MBSs available for sale portfolio and accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The other Senior Mortgage Pass-Through Certificates totaling $46.1 million at December 31, 1997 are owned by other investor institutions. Charge-offs resulting from the subordination of the Company's retained percentage interest have been $0.3 million, $0.1 million and $4.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Due to the subordination of the retained percentage interest, the Company considers all the loans underlying the Senior Mortgage Pass-Through Certificates in determining its allowance for loan losses and any estimated losses are reflected in the provision for loan losses.

  During 1992, the Company also effected the securitization by FNMA of $114.3 million of multifamily mortgages wherein $114.3 million in whole loans were swapped for Triple A rated MBSs through FNMA's Alternative Credit Enhancement Structure ("ACES") program. These MBSs were sold in December 1993 and the current outstanding balance as of December 31, 1997 of $70.9 million is serviced by the Company.

  As part of a credit enhancement to absorb losses relating to the ACES transaction, the Company has pledged and placed in a trust account, as of December 31, 1997, $13.1 million, comprised of $9.9 million in cash and $3.2 million in U.S. Treasury securities at book value. The Company shall absorb losses, if any, which may be incurred on the securitized multifamily loans to the extent of $13.1 million. FNMA is responsible for any losses in excess of the $13.1 million. The Company has charged off less than $0.1 million, $3.8 million and $3.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. The corresponding contingent liability for credit losses secured by the trust assets was $2.9 million and $6.6 million at December 31, 1997 and 1996, respectively, and is included in other liabilities.

  As a result of the Hancock acquisition, the Company has assumed the commitment to absorb losses from Hancock's loan sale and securitization to FNMA under the ACES program. Loans sold subject to recourse provisions had remaining unpaid principal balances at December 31, 1997 of $28.0 million. At December 31, 1997, the Company has pledged U.S. Treasury securities and MBSs of $4.7 million as security for the recourse contingencies associated with the loans. The corresponding contingent liability for credit losses secured by the pledged assets was $1.1 million at December 31, 1997 and is included in other liabilities. Charge-offs resulting from the subordination of Hancock's retained percentage interest was $0.3 million for the year ended December 31, 1997.

 Sale of Servicing

  As a cost reduction measure, the Bank sold the servicing rights to substantially all of the single family and 2-4 unit loans in the Bank's loan portfolio during the second quarter of 1996. The servicing rights to $938.5 million in loans were transferred for a total sale price of $10.0 million. Such sales proceeds have been accounted for as a reduction in the carrying value of the loans based on the relative fair values of the servicing sold and loans retained and is to be accreted over the estimated life of the loans. Accretion of this amount of the deferred revenue totaled $2.2 million and $1.5 million during 1997 and 1996, respectively.

 ARM Loans

  Prior to the closure of its mortgage origination operation in the third quarter of 1994, Fidelity emphasized the origination of adjustable rate mortgages ("ARMs") for its portfolio to assist in reducing the sensitivity of its earnings to interest rate fluctuations. ARMs help to improve the matching of interest rate repricing between Fidelity's asset and liability portfolios. ARMs reduce the interest rate risk inherent in a portfolio of long-term mortgages by repricing each individual asset at regular intervals over the life of the asset. The initial period before the first adjustment varies between one month and five years. ARM loans represented 94% of the total loan portfolio at December 31, 1997. Of Fidelity's ARMs, 92% bear an interest rate which periodically adjusts at a stated margin (the "contractual spread") above the Federal Home Loan Bank (the "FHLB") Eleventh District Cost of Funds Index ("COFI"), which is the index that most closely matches Fidelity's liability base.

  ARMs may have greater vulnerability to default than fixed rate loans during times of increasing interest rates due to the potential for substantial increases in the amount of a borrower's payments or erosion of a borrower's equity in the underlying property, to the extent payments do not increase, as in the case of negatively amortizing mortgages. Risks of default may be reduced on certain loans by caps on both the maximum interest that can be charged and the amount by which a borrower's payments can be periodically increased. However, during periods of significant interest rate increases, interest rate caps can adversely affect interest rate margins and payment caps can increase borrower exposure to negative amortization, unless the loan contains a prohibition on negative amortization. When the borrower's payment is not sufficient to cover the computed interest amount, negative amortization occurs and the difference then increases the principal balance of the loan. Fidelity uses a combination of interest rate caps and payment caps to reduce risk of default and, to date, negative amortization has not adversely affected Fidelity's default ratios. There was $0.5 million of negative amortization included in the loan portfolio at December 31, 1997 and $0.8 million at December 31, 1996.

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

CREDIT ADMINISTRATION

  The credit administration function identifies, measures and establishes SVAs and assesses and establishes the allowance for loan losses in conformity with regulatory guidelines and generally accepted accounting principles ("GAAP"). See "--Credit Loss Experience."

 Loan Portfolio Risk Elements


  Fidelity's loan portfolio risk elements and credit loss experience may be more clearly understood when the following sections are read in conjunction with Item
7. "MD&A--Asset Quality."

  The following table presents net delinquent mortgage loans at December 31, 1997, by property type and location.

                                                       MULTIFAMILY
                                            --------------------------------
                                 SINGLE     2 TO 4      5 TO 36     37 UNITS    COMMERCIAL
                                 FAMILY     UNITS        UNITS      AND OVER  AND INDUSTRIAL  TOTAL
                                 ------     ------      -------     --------  -------------- -------
                                                        (DOLLARS IN THOUSANDS)
California:
 Southern California
  Counties:
  Los Angeles................    $4,253     $  958      $ 8,973      $1,430       $  736     $16,350
  Orange.....................     1,532        855           --          --          481       2,868
  San Bernardino.............       851         72          375          --           --       1,298
  Santa Barbara..............       647        143           --          --           --         790
  San Diego..................        94         --          680          --           --         774
  Ventura....................       106         --          631          --           --         737
  Riverside..................       692         --           --          --           --         692
                                 ------     ------      -------      ------       ------     -------
                                  8,175      2,028       10,659       1,430        1,217      23,509
 Northern California
  Counties:
  Santa Clara................       791        287           61          --           --       1,139
  Merced.....................       135         --           --         531           --         666
  Fresno.....................        --         --           --         660           --         660
  Alameda....................       243         --           --          --           --         243
  Contra Costa...............       169         --           --          --           --         169
                                 ------     ------      -------      ------       ------     -------
                                  1,338        287           61       1,191           --       2,877
Hawaii.......................       216         --           --          --           --         216
                                 ------     ------      -------      ------       ------     -------
    Total delinquent loans...    $9,729     $2,315      $10,720      $2,621       $1,217     $26,602
                                 ======     ======      =======      ======       ======     =======

  The following table presents delinquencies as a percentage of the loan mortgage portfolio by property type and location at December 31, 1997, with ratios calculated net of SVA and writedowns.

                                                                           MULTIFAMILY
                                                            =========================================
                                          SINGLE            2 TO 4          5 TO 36          37 UNITS         COMMERCIAL
                                          FAMILY             UNITS           UNITS           AND OVER       AND INDUSTRIAL   TOTAL
                                          ------            ------          -------          --------       --------------  -------
California:
 Southern California Counties:
  Los Angeles............................   1.6%             0.8%             0.9%              0.7%               0.7%        1.0%
  Orange.................................   1.6%             0.7%              --                --                0.8%        0.7%
  San Bernardino.........................   3.7%             0.6%             1.3%               --                 --         1.5%
  Santa Barbara..........................   4.4%             1.9%              --                --                 --         1.7%
  San Diego..............................   0.3%              --              0.9%               --                 --         0.5%
  Ventura................................   0.4%              --              2.1%               --                 --         1.0%
  Riverside..............................   3.1%              --               --                --                 --         1.0%
  Percent of Southern California
   delinquencies by property type........   1.7%             0.7%             0.8%              0.5%               0.6%        0.9%
 Northern California
  Counties:
  Santa Clara............................   2.3%             1.6%             0.2%               --                 --         1.4%
  Merced.................................  11.2%              --               --              28.4%                --        14.4%
  Fresno.................................    --               --               --              13.4%                --         5.7%
  Alameda................................   1.8%              --               --                --                 --         1.3%
  Contra Costa...........................   1.7%              --               --                --                 --         1.5%
  Percent of Northern California
   delinquencies by property type........   1.3%             0.9%             0.1%             10.0%                --         1.5%
Hawaii...................................   4.5%              --               --                --                 --          --
  Percent of out-of-state delinquencies
   by property type......................   0.4%              --               --                --                 --         0.3%
Percent of total delinquencies by
 property type...........................   1.5%             0.7%             0.8%              0.9%               0.6%        0.9%

  The following table presents net delinquent mortgage loans at December 31, 1997, by property type and year of origination.

                                                                          YEAR OF ORIGINATION
                                  =================================================================================================
                                   TOTAL     1996     1995        1994        1993        1992        1991        1990        1989
                                  -------    -----    -----      ------      ------      ------      ------      ------      ------
                                                                      (DOLLARS IN THOUSANDS)
Property type:
 Single Family...............     $ 9,729    $   1    $   2      $2,146      $  583      $  365      $  525      $1,638      $  571
 Multifamily loans:
  2 to 4 units...............       2,315       --       --          --         246          --         447         574         601
  5 to 36 units..............      10,720       --       --          --         236       1,009         613       5,328       1,559
  37 units and over..........       2,621       --       --          --          --         660          --          --          --
                                  -------    -----    -----      ------      ------      ------      ------      ------      ------
   Total multifamily.........      15,656       --       --          --         482       1,669       1,060       5,902       2,160
 Commercial and other........       1,217       48       --          --          --          --          --          58          --
                                  -------    -----    -----      ------      ------      ------      ------      ------      ------
  Total delinquent loans.....     $26,602    $  49    $   2      $2,146      $1,065      $2,034      $1,585      $7,598      $2,731
                                  =======    =====    =====      ======      ======      ======      ======      ======      ======
  Percent of net delinquent
   loans to remaining
   portfolio.................         0.9%     0.1%      --%        0.8%        0.6%        1.2%        0.9%       1.6%         0.8%
                                  =======    =====    =====      ======      ======      ======      ======      ======      ======

                                YEAR OF ORIGINATION
                               ======================
                                   1988 AND PRIOR
                               ----------------------
                               (DOLLARS IN THOUSANDS)
Property type:
 Single Family...............          $3,898
 Multifamily loans:
  2 to 4 units...............             447
  5 to 36 units..............           1,975
  37 units and over..........           1,961
                                       ------
   Total multifamily.........           4,383
 Commercial and other........           1,111
                                       ------
  Total delinquent loans.....          $9,392
                                       ======
  Percent of net delinquent
   loans to remaining
   portfolio.................             0.9%
                                       ======

  The following tables present net delinquent loans, including credit card loans, at the dates indicated:

                                       DECEMBER 31,         SEPTEMBER 30,        JUNE 30,            MARCH 31,
                                          1997                  1997               1997                1997
                                      --------------       ---------------      ----------          -----------
                                                           (DOLLARS IN THOUSANDS)
 Total delinquencies:
  30 to 59 days................        $11,905                 $12,618            $11,638             $16,828
  60 to 89 days................          5,527                   3,661              7,370               6,565
  90 days and over.............         14,583                  21,914             28,449              39,482
                                       -------                 -------            -------             -------
                                       $32,015(1)              $38,193(1)         $47,457             $62,875
                                       =======                 =======            =======             =======

--------------------
(1) Included in the net delinquent loan balance at December 31, 1997 and September 31, 1997, are $5.4 million and $1.1 million, respectively, of credit card balances related to the credit enhancement affinity program. No losses are expected from these delinquencies as a result of the credit enhancements provided by the affinity partner.

                                       DECEMBER 31,         SEPTEMBER 30,        JUNE 30,            MARCH 31,
                                          1996                  1996               1996                1996
                                      --------------       ---------------      ----------          -----------
                                                           (DOLLARS IN THOUSANDS)
 Total delinquencies:
  30 to 59 days................        $14,959                 $22,748            $23,467              17,135
  60 to 89 days................         11,668                   8,260              8,026               9,552
  90 days and over.............         35,853                  36,249             43,292              40,111
                                       -------                 -------            -------             -------
                                       $62,480                 $67,257            $74,785             $66,798
                                       =======                 =======            =======             =======

  The following table details net loans which are 30 to 89 days delinquent at the dates indicated.

                                                               DECEMBER 31,
                                           ====================================================
                                             1997       1996       1995       1994       1993
                                           --------   --------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Loans 30 to 59 days contractually
 delinquent:
  Single family.........................    $ 4,153    $ 4,986    $ 4,283    $ 4,413    $ 7,480
  Multifamily:
   2 to 4 units.........................      1,111      1,023      1,748      4,281      3,599
   5 to 36 units........................      3,638      5,617      5,434     15,438     16,948
   37 units and over....................        531      2,461        304         --      4,114
                                            -------    -------    -------    -------    -------
     Total multifamily..................      5,280      9,101      7,486     19,719     24,661
  Commercial and industrial.............         --        872        958        264      2,048
  Credit card...........................      2,472         --         --         --         --
                                            -------    -------    -------    -------    -------
                                             11,905     14,959     12,727     24,396     34,189
                                            -------    -------    -------    -------    -------
Loans 60 to 89 days contractually
 delinquent:
  Single family.........................      1,354      3,479        924      1,016      2,497
  Multifamily:
   2 to 4 units.........................        257      1,790        282        904      1,707
   5 to 36 units........................      2,329      6,130      5,801      5,247     12,770
   37 units and over....................         --         --         --      2,272      5,035
                                            -------    -------    -------    -------    -------
     Total multifamily..................      2,586      7,920      6,083      8,423     19,512
  Commercial and industrial.............        155        269        213      1,385      1,723
  Credit card...........................      1,432         --         --         --         --
                                            -------    -------    -------    -------    -------
                                              5,527     11,668      7,220     10,824     23,732
                                            -------    -------    -------    -------    -------
     Total loans delinquent 30 to 89        $17,432    $26,627    $19,947    $35,220    $57,921
      days..............................    =======    =======    =======    =======    =======

 Nonaccruing Loans

  The Bank places a loan on nonaccrual status whenever the payment of interest is 90 or more days delinquent, or earlier if management determines that it is warranted. Loans on nonaccrual status are resolved by the borrower bringing the loan current, by the Bank and the borrower agreeing to modify the terms of the loan or by foreclosure of the collateral securing the loan. See "--Restructured Loans" and "--Foreclosure Policies."

  The following table presents net nonaccruing loans by property type at the dates indicated:

                                                   DECEMBER 31,
                                -----------------------------------------------
                                 1997     1996     1995       1994       1993
                                -------  -------  -------    -------    -------
                                             (DOLLARS IN THOUSANDS)
Single family...............    $ 4,221  $ 8,019  $ 7,226    $ 7,775    $12,661
Multifamily:
  2 to 4 units..............        948    5,959    6,671      6,590     15,652
  5 to 36 units.............      4,753   18,071   14,312     23,112     34,746
  37 units and over.........      2,090    2,671    3,190      7,088     17,973
                                -------  -------  -------    -------    -------
Total multifamily...........      7,791   26,701   24,173     36,790     68,371
Commercial and industrial...      1,062    1,405   20,511(1)  27,049(1)  12,443
                                -------  -------  -------    -------    -------
  Total nonaccruing loans...    $13,074  $36,125  $51,910    $71,614    $93,475
                                =======  =======  =======    =======    =======

--------
(1) Includes two loans on one hotel property with a total balance of $15.9 million at December 31, 1995 and one loan on the same hotel property with a balance of $13.8 million at December 31, 1994.

  It is the Bank's policy to reserve all earned but unpaid interest on loans placed on nonaccrual status. The reduction in income related to such reserves, net of interest recognized on cured delinquencies, was $3.9 million, $6.0 million, and $5.8 million for the years ended December 31, 1997, 1996, and 1995, respectively.

  The following table presents net nonaccruing loans by property type and geographic location at December 31, 1997.

                                               MULTIFAMILY
                                        -------------------------                           PERCENTAGE
                                SINGLE  2 TO 4  5 TO 36  37 UNITS    COMMERCIAL                 OF
                                FAMILY  UNITS    UNITS   AND OVER  AND INDUSTRIAL   TOTAL     TOTAL
                                ------  ------  -------  --------  --------------  -------  ----------
                                                          (DOLLARS IN THOUSANDS)
California:
 Southern California
  Counties:
  Los Angeles................   $2,287  $441    $4,090   $1,430       $  735       $ 8,983      68.7%
  Orange.....................      593   435        --       --          327         1,355      10.4
  San Bernardino.............      551    72       261       --           --           884       6.8
  Riverside..................      467    --        --       --           --           467       3.6
  Ventura....................       93    --       235       --           --           328       2.5
  San Diego..................       19    --       167       --           --           186       1.4
                                ------  ----    ------   ------       ------       -------     -----
                                 4,010   948     4,753    1,430        1,062        12,203      93.4
 Northern California
  Counties:
  Fresno.....................       --    --        --      660           --           660       5.0
  Santa Clara................      193    --        --       --           --           193       1.5
  Alameda....................       18    --        --       --           --            18       0.1
                                ------  ----    ------   ------       ------       -------     -----
                                   211    --        --      660           --           871       6.6
                                ------  ----    ------   ------       ------       -------     -----
    Total nonaccruing loans..   $4,221  $948    $4,753   $2,090       $1,062       $13,074     100.0%
                                ======  ====    ======   ======       ======       =======     =====

 Restructured Loans

  The Bank will consider modifying the terms of a loan when the borrower is experiencing financial difficulty and the Bank determines that the loan, as modified, is likely to result in a greater ultimate recovery to the Bank than taking title to the property.

  According to SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," a troubled debt restructuring ("TDR") occurs when a creditor, for economic or legal reasons related to a debtor's difficulties, grants a concession to the debtor that it would not otherwise consider. Generally, Fidelity restructures loans by temporarily or permanently reducing interest rates, allowing interest only payments, reducing the loan balance, extending property tax repayment plans, extending maturity dates or recasting principal and interest payments. However, debt restructuring is not necessarily a TDR even if the borrower is experiencing some difficulties, as long as the restructuring terms are consistent with current market rates and risk. The adoption of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-- Income Recognition and Disclosures," requires that TDRs be measured for impairment in the same manner as any impaired loan. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due (contractual interest and principal) according to the contractual terms of the loan agreement.

  The following table presents TDRs by property type at the dates indicated:

                                                      DECEMBER 31,
                               ==========================================================
                                  1997          1996         1995       1994       1993
                               -----------   -----------   --------   --------   --------
                                                 (DOLLARS IN THOUSANDS)
Property type:
Single family...............      $   575       $ 1,178     $ 1,162    $   459    $   633
Multifamily:
  2 to 4 units..............        3,287         4,260       2,597      2,511      3,171
  5 to 36 units.............       14,972        11,647      15,189     35,347     13,648
  37 units and over.........        6,485         5,805       9,109     10,292     11,090
                               ----------    ----------     -------    -------    -------
    Total multifamily.......       24,744        21,712      26,895     48,150     27,909
Commercial and industrial...       18,674(1)     22,306(1)    3,688      1,645         --
Land........................           --            --         946      1,890        171
                               ----------    ----------     -------    -------    -------
    Total TDRs..............      $43,993       $45,196     $32,691    $52,144    $28,713
                               ==========    ==========     =======    =======    =======

-----------------

(1) Includes a hotel property loan with a balance of $18.1 million and $18.4 million at December 31, 1997 and 1996, respectively.

  The following table presents TDRs at December 31, 1997 by property type and geographic location.

                                                                MULTIFAMILY
                                                   --------------------------------------                            PERCENTAGE
                                     SINGLE        2 TO 4           5 TO         37 UNITS   COMMERCIAL                   OF
                                     FAMILY        UNITS          36 UNITS       AND OVER  AND INDUSTRIAL   TOTAL       TOTAL
                                     ------        ------         --------       --------  --------------  -------      ------
                                                                      (DOLLARS IN THOUSANDS)
Southern California:
 Los Angeles.................         $516         $1,650         $10,000         $5,537      $    --      $17,703        40.2%
 Orange......................           --          1,637           3,124             --       18,674(1)    23,435        53.3
 San Diego...................           --             --           1,514            948           --        2,462         5.6
 Riverside...................           59             --             334             --           --          393         0.9
                                      ----         ------         -------         ------      -------      -------      ------
  Total TDRs.................         $575         $3,287         $14,972         $6,485      $18,674      $43,993      100.0%
                                      ====         ======         =======         ======      =======      =======      ======

(1) Includes a hotel property loan with a balance of $18.1 million at December 31, 1997.


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

  The Bank also analyzes its multifamily loans, which represent the largest portion of the Bank's portfolio, by geographic submarkets. In this process, the Bank utilizes a national real estate consulting firm and the Bank's appraisal department to understand key real estate market trends in those submarkets.

 Loan Grading System

  In the second half of 1995, the Bank enhanced its existing policy of specifically identifying loans in the portfolio through implementation of a loan grading system ("LGS") that management believes improved the grading process. Since implementing the LGS in the latter half of 1995, over 79% of the multifamily and non-residential loan portfolios have been reviewed. The evaluation of each loan is based on four key risk attributes: (1) ability of income from the property to act as the primary source of repayment, (2) value of the collateral if a sale is required, (3) ability and willingness of the borrower to pay, and (4) market trends in the area around the property.

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

  The following table presents net classified assets by property type at the dates indicated:

                                       DECEMBER 31,      SEPTEMBER 30,       JUNE 30,        MARCH 31,      DECEMBER 31,
                                          1997               1997              1997            1997             1996
                                       ------------      -------------       --------        ---------      ------------
                                                                    (DOLLAIN THOUSANDS)
Performing classified loans:
 Single family..........................  $  3,551          $  3,521        $  3,331         $  2,757        $  4,555
 Multifamily:
  2 to 4 units..........................     4,241             4,455           4,856            5,527           6,030
  5 to 36 units.........................    63,777            58,694          62,509           50,306          60,785
  37 units and over.....................    22,704            24,551          20,761           12,196          10,375
                                          --------          --------        --------         --------        --------

   Total multifamily properties.........    90,722            87,700          88,126           68,029          77,190
 Commercial and other...................    10,412            11,373           9,788            9,342          29,503(2)
                                          --------          --------        --------         --------        --------
  Total performing classified loans.....   104,685           102,594         101,245           80,128         111,248
                                          --------          --------        --------         --------        --------
Nonperforming classified loans:
 Single family..........................     4,222             4,501           5,980            7,001           8,019
 Multifamily:
  2 to 4 units..........................       948             1,721           2,677            5,527           5,959
  5 to 36 units.........................     4,752            10,006          15,745           21,041          18,071
  37 units and over.....................     2,090             5,139           4,929            4,162           2,671
                                          --------          --------        --------         --------        --------
   Total multifamily properties.........     7,790            16,866          23,351           30,730          26,701
 Commercial and other...................     1,062               437           3,845            1,982           1,405
                                          --------          --------        --------         --------        --------
  Total nonperforming classified loans..    13,074            21,804          33,176           39,713          36,125
                                          --------          --------        --------         --------        --------
   Total classified loans...............   117,759           124,398         134,421          119,841         147,373
                                          --------          --------        --------         --------        --------
Real estate owned:
 Single family..........................     2,611             2,992           4,095            5,211           3,185
 Multifamily:
  2 to 4 units..........................     1,091             1,326           2,215            2,766           3,410
  5 to 36 units.........................     5,318            10,911          12,992           11,218          13,574
  37 units and over.....................     3,149             3,105           3,106            2,812           1,844
                                          --------          --------        --------         --------        --------
   Total multifamily properties.........     9,558            15,342          18,313           16,796          18,828
 Commercial and other...................       624               635           2,432            2,933           3,950
                                          --------          --------        --------         --------        --------
  Net REO before REO GVA................    12,793            18,969          24,840           24,940          25,963
 REO GVA................................      (500)             (500)         (1,200)          (1,300)         (1,300)
                                          --------          --------        --------         --------        --------
  Total real estate owned...............    12,293            18,469          23,640           23,640          24,663
                                          --------          --------        --------         --------        --------
Other classified assets.................    23,450(1)         14,027(1)        1,404            1,382           2,060
                                          --------          --------        --------         --------        --------
  Total classified assets...............  $153,502          $156,894        $159,465         $144,863        $174,096
                                          ========          ========        ========         ========        ========

--------------------
(1) Includes the Libor Asset Trust investment securities with a book value of $20.9 million and $12.3 million at December 31, 1997 and September 30, 1997, respectively, which were classified due to the performance of the underlying collateral. These assets were sold in January 1998.
(2) Includes a hotel property loan with a balance of $18.4 million at December 31, 1996.

  The following table summarizes net classified assets at the dates indicated:

                                                                        DECEMBER 31,
                                        ========================================================================
                                          1997             1996             1995             1994        1993
                                        --------         --------         --------         --------     --------
                                                                        (DOLLARS IN THOUSANDS)
Nonperforming assets ("NPAs"):
  Nonaccruing loans.................... $ 13,074         $ 36,125         $ 51,910         $ 71,614     $ 93,475
  ISFs(1)..............................       --               --               --               --       28,362
  REO(2)...............................   12,293           24,663           19,521           14,115      113,784
                                        --------         --------         --------         --------     --------
     Total NPAs........................   25,367           60,788           71,431           85,729      235,621
                                        --------         --------         --------         --------     --------
Performing classified loans:
  Single family........................    3,551            4,555            4,368              544        5,749
  Multifamily:
     2 to 4 units......................    4,241            6,030            8,297              951        7,616
     5 to 36 units.....................   63,777           60,785           85,581           28,872       56,485
     Over 37 units.....................   22,704           10,375           39,301           19,925       51,965
                                        --------         --------         --------         --------     --------
        Total multifamily..............   90,722           77,190          133,179           49,748      116,066
  Commercial and industrial............   10,412           29,503(4)        10,099            5,515        3,905
                                        --------         --------         --------         --------     --------
     Total performing classified
       Loans...........................  104,685          111,248          147,646           55,807      125,720
                                        --------         --------         --------         --------     --------
Other classified assets................   23,450(3)         2,060               --               --       11,161
                                        --------         --------         --------         --------     --------
     Total classified assets........... $153,502         $174,096         $219,077         $141,536     $372,502
                                        ========         ========         ========         ========     ========
NPAs to total assets...................     0.61%            1.83%            2.16%            2.31%        5.37%
                                        ========         ========         ========         ========     ========
Classified assets to total assets......     3.68%            5.23%           6.64%            3.82%         8.49%
                                        ========         ========         ========         ========     ========

-----------------
(1) On January 1, 1994 the Bank implemented SFAS No. 114, which effectively eliminated the in-substance foreclosure ("ISF") designation. Loans previously considered ISFs are included in loans beginning in 1994.
(2) For presentation purposes, NPAs include REO net of REO GVA, if any.
(3) Includes the Libor Asset Trust investment securities with a book value of $20.9 million at December 31, 1997 which were classified due to the performance of the underlying collateral. These assets were sold in January 1998.
(4) Includes a hotel property loan with a balance of $18.4 million at December 31, 1996.

  The following tables present net classified assets for the quarters indicated:

                                               DECEMBER 31,           SEPTEMBER 30,          JUNE 30,           MARCH 31,
                                                   1997                   1997                 1997                1997
                                                ----------             -----------           --------            --------
                                                                     (DOLLARS IN THOUSANDS)
NPAs:
 Nonaccruing loans..................            $   13,074             $    21,804           $ 33,176            $ 39,713
 REO, before REO GVA................                12,793                  18,969             24,840              24,940
 REO GVA............................                  (500)                   (500)            (1,200)             (1,300)
                                                ----------             -----------           --------            --------
  Total NPAs........................                25,367                  40,273             56,816              63,353
Performing classified loans.........               104,685                 102,594            101,245              80,128
 Other classified assets............                23,450(1)               14,027(1)           1,404               1,382
                                                ----------             -----------           --------            --------
  Total classified assets...........            $  153,502             $   156,894           $159,465            $144,863
                                                ==========             ===========           ========            ========
NPAs to total assets................                  0.61%                   1.03%              1.61%               1.92%
                                                ==========             ===========           ========            ========
Classified assets to total assets...                  3.68%                   4.00%              4.51%               4.40%
                                                ==========             ===========           ========            ========

---------------------
(1) Includes the Libor Asset Trust investment securities with a book value of $20.9 million and $12.3 million at December 31, 1997 and September 30, 1997, respectively, which were classified due to the performance of the underlying collateral. These assets were sold in January 1998.


                                                DECEMBER 31,          SEPTEMBER 30,          JUNE 30,           MARCH 31,
                                                   1996                   1996                 1996                1996
                                                ----------             -----------           --------            --------
                                                                     (DOLLARS IN THOUSANDS)
NPAs:
  Nonaccruing loans.................              $ 36,125                $ 36,480           $ 43,292            $ 40,111
  REO, before REO GVA...............                25,963                  26,216             21,219              23,933
  REO GVA...........................                (1,300)                 (1,000)              (700)               (400)
                                                  --------                --------           --------            --------
     Total NPAs.....................                60,788                  61,696             63,811              63,644
Performing classified loans.........               111,248                 248,967            251,847             222,279
  Other classified assets...........                 2,060                   2,503              3,100               2,979
                                                  --------                --------           --------            --------
     Total classified assets........              $174,096                $313,166           $318,758            $288,902
                                                  ========                ========           ========            ========
NPAs to total assets................                  1.83%                   1.86%              1.94%               1.94%
                                                  ========                ========           ========            ========
Classified assets to total assets...                  5.23%                   9.42%              9.67%               8.81%
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

  The Company establishes allowances for estimated losses on loans and REO which represent the Company's estimate of identified and unidentified losses in the Company's portfolios. These estimates, while based upon historical loss experience and other relevant data, are ultimately subjective and inherently uncertain. The Company has established valuation allowances for estimated losses on specific loans and REO ("specific valuation allowances" or "SVA") and for the inherent risk in the loan and REO portfolios which has yet to be specifically identified ("general valuation allowances" or "GVA"). SVAs are allocated from the GVA when, in the Company's judgment, a loan is impaired or REO has declined in value and the loss is probable and estimable. When these estimated losses are determined to be permanent, such as when a loan is foreclosed and the related property is transferred to REO, specific valuation allowances are charged off.

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

  The following table sets forth the allowance for estimated loan losses broken out by GVA and SVA for loan or REO at the dates indicated:

                 DECEMBER 31, 1997                      DECEMBER 31, 1996
         =================================    ==================================
             LOANS         REO      TOTAL         LOANS         REO      TOTAL
         -------------   -------   --------   -------------   -------   --------
                                (DOLLARS IN THOUSANDS)
GVA...     $   32,426     $  500    $32,926     $   25,308     $1,300    $26,608
SVA...         18,112        623     18,735         32,200        781     32,981
           ----------     ------    -------     ----------     ------    -------
           $   50,538(1)  $1,123    $51,661     $   57,508(1)  $2,081    $59,589
           ==========     ======    =======     ==========     ======    =======

(1) At December 31, 1997 and 1996, the allowance for estimated loan losses includes $14.4 million and $16.7 million, respectively, of remaining loan GVA and SVA for the Plan. See Item 7. "MD&A--Asset Quality--Accelerated Asset Resolution Plan."


  The following table summarizes the activity in the allowance for estimated loan and REO losses for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                           ===============================================================
                                              1997         1996         1995          1994         1993
                                           ----------   ----------   -----------   ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Balance at beginning of period..........   $  59,589    $  92,927    $   69,520    $ 101,547    $  80,727
 Provision for estimated loan and REO
  losses................................      14,064       18,829        73,090(2)    74,327       95,300
  Charge-offs...........................     (44,000)     (55,471)      (52,636)     (72,505)     (79,444)
  GVA charged off on bulk sale assets...          --           --            --      (38,391)          --
  Allowances related to acquisition (1).      12,890           --            --           --           --
  Recoveries and other..................       9,118        3,304         2,953        4,542        4,964
                                           ---------    ---------    ----------    ---------    ---------
Balance at end of period................   $  51,661    $  59,589    $   92,927    $  69,520    $ 101,547
                                           =========    =========    ==========    =========    =========

--------------------------
(1) Included in the estimated loan losses related to the Hancock acquisition is $5.8 million associated with the Plan. See Item 7. "MD&A--Asset Quality Accelerated Asset Resolution Plan."
(2) Included in the provision for estimated loan losses for 1995 is the $45 million loan portfolio charge associated with the Plan. See Item 7. "MD&A -- Asset Quality Accelerated Asset Resolution Plan."

  The following table presents loan and REO charge-offs by property type for the periods indicated:


                                        YEAR ENDED DECEMBER 31,
                               ==========================================
                                1997     1996     1995     1994     1993
                               ------   ------   ------   ------   ------
                                        (DOLLARS IN MILLIONS)
Single family...............    $ 3.3    $ 4.3    $ 2.7    $ 4.1    $ 3.5
Multifamily loans:
 2 to 4 units...............      6.3      6.2      5.2      8.6      5.0
 5 to 36 units..............     28.7     33.1     33.9     39.1     44.0
 37 units and over..........      3.6      6.0      8.2     16.3     21.8
                                -----    -----    -----    -----    -----
  Total multifamily.........     38.6     45.3     47.3     64.0     70.8
Commercial and industrial...      2.1      5.8      2.6      4.4      5.1
                                -----    -----    -----    -----    -----
  Total charge-offs.........    $44.0    $55.4    $52.6    $72.5    $79.4
                                =====    =====    =====    =====    =====

  The following table presents loan and REO recoveries by property type and net charge-offs for the periods indicated:

                                                       YEAR ENDED DECEMBER 31,
                                           ===============================================
                                            1997      1996      1995      1994      1993
                                           -------   -------   -------   -------   -------
                                                       (DOLLARS IN MILLIONS)
Single family...........................    $ 2.2     $ 0.6     $ 0.1     $ 0.1     $ 0.4
Multifamily loans:
 2 to 4 units...........................      1.3       0.3       0.1       0.2        --
 5 to 36 units..........................      4.6       1.2       1.8       3.2       3.3
 37 units and over......................      0.2       0.5       0.8       0.7       0.9
                                            -----     -----     -----     -----     -----
  Total multifamily.....................      6.1       2.0       2.7       4.1       4.2
Commercial and industrial...............      0.8       0.7       0.2       0.3       0.4
                                            -----     -----     -----     -----     -----
  Total recoveries......................    $ 9.1     $ 3.3     $ 3.0     $ 4.5     $ 5.0
                                            -----     -----     =====     =====     =====
Total charge-offs, net of recoveries....    $34.9     $52.1     $49.6     $68.0     $74.4
                                            =====     =====     =====     =====     =====
Ratio of net charge-offs during the
 period to average loans outstanding....      1.2%      1.8%      1.6%      1.9%      1.9%
                                            =====     =====     =====     =====     =====

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

  The following table presents net REO, including ISFs (prior to 1994), by property type at the dates indicated:

                                                            DECEMBER 31,
                                   ==============================================================
                                     1997        1996        1995          1994           1993
                                   ---------   ---------   ---------   -------------   ----------
                                                      (DOLLARS IN THOUSANDS)
    Single family...............    $ 2,611    $  3,185    $  2,952      $      930     $  6,942
    Multifamily:
     2 to 4 units...............      1,091       3,410       2,598             198       10,345
     5 to 36 units..............      5,318      13,574       8,421           4,884       41,177
     37 units and over..........      3,149       1,844          --           1,041       47,565
                                    -------    --------    --------      ----------     --------
        Total multifamily.......      9,558      18,828      11,019           6,123       99,087
    Commercial and industrial...        624       3,950       7,850           7,062       44,559
  REO GVA.......................       (500)     (1,300)     (2,300)             --       (8,442)
                                    -------    --------    --------      ----------     --------
     Total net REO (1)..........    $12,293    $ 24,663    $ 19,521      $   14,115(2)  $142,146
                                    =======    ========    ========      ==========     ========
  Total ISFs included above.....    $    --    $     --    $     --      $       --     $ 28,362
                                    =======    ========    ========      ==========     ========

-----------------------
(1) Foreclosed real estate is shown net of first trust deed loans to others, where applicable.
(2) Bulk sales of REO in the third and fourth quarters of 1994 contributed to the significant decrease in REO.

  The following table presents the Bank's real estate acquired in settlement of loans by location and property type at December 31, 1997.

                                                                          MULTIFAMILY
                                                          ============================================
                                        SINGLE            2 TO 4           5 TO 36            37 UNITS     COMMERCIAL
                                        FAMILY            UNITS             UNITS             AND OVER    & INDUSTRIAL      TOTAL
                                        ------            ------           -------            --------    ------------    ---------
                                                                      (DOLLARS IN THOUSANDS)
California:
 Southern California
  Counties:
  Los Angeles................            $1,086           $  531            $4,213            $  765          $ --          $ 6,595
  Orange.....................               217              452                --                --           624            1,293
  Riverside..................               597               --                78                --            --              675
  San Bernardino.............                92               --               648                --            --              740
  San Diego..................                63               --               379                --            --              442
  Kern.......................               316               --                --                --            --              316
  Ventura                                    68               --                --                --            --               68
                                         ------           ------            ------            ------          ----          -------
                                          2,439              983             5,318               765           624           10,129
                                         ------           ------            ------            ------          ----          -------
 Northern California Counties:
  Sacramento.................                --               --                --             1,844            --            1,844
  Fresno.....................                --              108                --               540            --              648
  Contra Costa...............               172               --                --                --            --              172
                                         ------           ------            ------            ------          ----          -------
                                            172              108                --             2,384            --            2,664
                                         ------           ------            ------            ------          ----          -------
 Total REO...................            $2,611           $1,091            $5,318            $3,149          $624           12,793
                                         ======           ======            ======            ======          ====
REO GVA................................................................................................................        (500)
                                                                                                                            -------
   Total REO, net of GVA...............................................................................................     $12,293
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

  During 1997, the Bank sold 318 REO properties with a net book balance of $60.3 million for net sales proceeds of $67.9 million. The Bank made 21 loans in connection with the sales of these REO properties for a total of $8.4 million during the year. Of these, one loan in the amount of $1.6 million contained terms favorable to the borrower that were not available to borrowers for the purchase of non-REO property.

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

  During 1997, the Bank foreclosed on 257 properties with an aggregate gross loan balance of $75.4 million and acquired 18 properties with an aggregate gross loan balance of $5.3 million through the acquisition of Hancock. The average gross book value per asset foreclosed or acquired in 1997 was $0.3 million. During 1996 and 1995, the Bank foreclosed on 226 and 270 assets with gross loan balances of $77.6 million and $92.7 million, respectively. The average gross book balance per asset foreclosed in 1996 and 1995 was $0.3 million.

BULK SALES

  During 1994, the Bank completed bulk sales of $563.3 million of NPAs and other problem assets. The table below presents the composition of the gross book balance of assets sold.

                                     PERFORMING   NONACCRUAL
                                       LOANS        LOANS      TDRS      REO      TOTAL
                                     ----------   ----------  -------  --------  --------
                                                   (DOLLARS IN THOUSANDS)

Single family residences...........   $  2,766     $ 14,413   $    --  $ 10,856  $ 28,035
Multifamily:
  2 to 4 units.....................      2,947       15,030     1,209    14,081    33,267
  5 units and over.................    138,869       75,725    24,484   146,764   385,842
Commercial and other real estate...     26,612       39,377        --    50,142   116,131
                                      --------     --------   -------  --------  --------
                                      $171,194     $144,545   $25,693  $221,843  $563,275
                                      ========     ========   =======  ========  ========

  At the date of sale, SVA and writedowns of $116.4 million were associated with these assets. Net proceeds from the sales were $354.9 million.


TREASURY ACTIVITIES

 Investments

  At December 31, 1997, the Bank maintained an available for sale portfolio to provide a source of liquid earning assets to meet funding and other requirements.

  As a consequence of concerns regarding the Bank's ability to maintain minimum regulatory capital levels to remain adequately capitalized, the Bank reclassified all held to maturity investment securities and MBSs to its available for sale portfolio in the second quarter of 1995. Subsequent to their reclassification, certain available for sale securities were sold within the quarter. In the third quarter of 1996, the Company identified certain MBSs and investment securities for which it had the ability and intent to hold to maturity, and transferred them from its available for sale portfolio to its held to maturity portfolio, at fair value. In the third quarter 1997, the Company transferred certain MBSs at fair value from the held to maturity portfolio to the available for sale portfolio. The transfer was the result of significant deterioration in the credit worthiness of the borrowers of the underlying loans collateralizing the securities. See Item 7, "MD&A--Writedown of Mortgage-backed Securities."

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

  The securities portfolio consisted of the following at the dates indicated:

                                                             DECEMBER 31,
                                  ------------------------------------------------------------
                                          1997                 1996                1995
                                  --------------------  ------------------  ------------------
                                              WEIGHTED            WEIGHTED            WEIGHTED
                                    AMOUNT      YIELD    AMOUNT     YIELD    AMOUNT     YIELD
                                  ----------  --------  --------  --------  --------  --------
                                                   (DOLLARS IN THOUSANDS)
Whole loan investment
 repurchase agreements.......     $   28,000    7.19%   $     --      --%   $     --      --%
Federal funds sold...........             --      --      29,000    7.00          --      --
                                  ----------            --------            --------
                                      28,000    7.19      29,000    7.00          --      --
                                  ----------            --------            --------
Investment securities:
 Available for sale:
  U.S. Government and agency
   obligations...............        100,837    5.53     156,251    6.20      87,184    4.66
  Other investments..........             --      --          --      --       7,471    5.54
                                  ----------            --------            --------
                                     100,837    5.53     156,251    6.20      94,655    4.70
                                  ----------            --------            --------
 Held to maturity:
  Other investments..........          3,189    6.00       5,178    5.77          --      --
                                  ----------            --------            --------
   Total investment
    securities...............        104,026    5.54     161,429    6.19      94,655    4.70
                                  ----------            --------            --------
MBSs:
 Available for sale:
  FHLMC......................         10,275    6.35      62,362    7.87       3,038    5.51
  FNMA.......................        230,509    6.96      55,548    7.24          91    2.72
  GNMA.......................        222,808    6.98      35,680    6.54          --      --
  Participation certificates.         24,860    6.04      25,813    6.72      28,604    7.01
  CMO........................        343,212    7.22          --      --          --      --
  LIBOR Asset Trust..........         20,940    7.47          --      --          --      --
                                  ----------            --------            --------
                                     852,604    7.05     179,403    7.51      31,733    6.85
                                  ----------            --------            --------
 Held to maturity:
  LIBOR Asset Trust..........             --      --      30,024    7.52          --      --
                                  ----------            --------            --------
 Trading:
  GNMA.......................         41,050    6.66      14,121    6.52          --      --
                                  ----------            --------            --------
   Total MBSs................        893,654    7.03     223,548    7.51      31,733    6.85
                                  ----------            --------            --------
FHLB stock...................         60,498    6.10      52,330    6.00      49,425    5.00
                                  ----------            --------            --------
                                  $1,086,178    6.85    $466,307    6.85    $175,813    5.18
                                  ==========            ========            ========

  The following table summarizes the maturity and weighted average yield of investment securities at December 31, 1997.

                                                                                          MATURES IN
                                                                      --------------------------------------------
                                                                                                   1999 THROUGH
                                                     TOTAL                      1998                   2002
                                           ------------------------   ----------------------  --------------------
                                                          WEIGHTED                  WEIGHTED              WEIGHTED
                                             AMOUNT         YIELD       AMOUNT        YIELD     AMOUNT     YIELD
                                           ----------    ----------   ---------     --------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Whole loan investment repurchase
 agreements...........................     $   28,000       7.19%     $ 28,000       7.19%          --         --%
Investment securities:
 U.S. Government and
  agency obligations:
   Available for sale.................        100,837       5.53        65,909       4.92       24,928       6.26
   Held to maturity...................          3,189       6.00         2,171       5.91        1,018       6.19
                                           ----------                 --------               ---------
Total investment securities...........        104,026       5.54        68,080       4.95       25,946       6.26
                                           ----------                 --------               ---------

MBSs:
 Available for sale...................        852,604       7.05       123,732       6.68           --         --
 Trading..............................         41,050       6.66            --         --           --         --
                                           ----------                 --------               ---------
Total MBSs............................        893,654       7.03       123,732       6.68           --         --
                                           ----------                 --------               ---------

FHLB stock............................         60,498       6.10        60,498       6.21           --         --
                                           ----------                 --------               ---------
                                           $1,086,178       6.85      $280,310       6.21      $25,946       6.26
                                           ==========                 ========               =========

                                                                         MATURES IN
                                                --------------------------------------------------------
                                                        2003  THROUGH                  2008 and
                                                            2007                      THEREAFTER
                                                --------------------------    --------------------------
                                                              WEIGHTED                         WEIGHTED
                                                AMOUNT          YIELD             AMOUNT         YIELD
                                                -------       -----------      -----------     ---------
                                                                 (DOLLARS IN THOUSANDS)
Whole loan investment repurchase
  agreements..........................        $    --            --%          $      --            --%
Investment securities:
 U.S. Government and
  agency obligations:
   Available for sale.................              --            --              10,000          7.75
   Held to maturity...................              --            --                  --            --
                                              --------       -------            --------      --------
Total investment securities...........                                            10,000          7.75
                                              --------       -------            --------

MBSs:
 Available for sale...................             --             --             728,872          7.11
 Trading..............................             --             --              41,050          6.66
                                              -------        -------            --------
Total MBSs............................             --             --             769,922          7.09
                                              -------        -------            --------
FHLB stock............................             --             --                  --            --
                                              -------        -------            --------
                                              $    --             --            $779,922          7.10
                                              =======                           ========

SOURCES OF FUNDS

  The Bank derives funds from deposits, FHLB advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. In addition, funds are generated from loan payments and payoffs as well as from the sale of loans and investments.
                                       31

 Deposits

  The largest source of funds for the Company is deposits. Customer deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the maximum amount permitted by law up to $100,000 per account. The Company has several types of deposit accounts designed to attract both short-term and long-term deposits. The following table sets forth the weighted average interest rates paid and the amounts of deposits held at the dates indicated:

                                                  WEIGHTED AVERAGE
                                                       RATES AT                               DEPOSITS AT
                                                     DECEMBER 31,                             DECEMBER 31,
                                             ===========================         ==================================
                                              1997       1996     1995                 1997      1996        1995
                                             -------   -------   -------         ----------  ----------  ----------
                                                                                        (DOLLARS IN THOUSANDS)
Checking--no minimum term:
 NOW......................................   1.7%        1.5%    1.3%            $  232,932  $  214,985  $  232,554
 Money market checking....................   2.8         2.8     2.8                  3,529       2,287       3,363
 Noninterest bearing......................     -           -       -                 99,575      70,439      73,148
Savings--no minimum term:
 Passbook.................................   2.0         2.0     2.0                 67,502      53,665      62,934
 Money market savings.....................   4.2         4.1     3.1                 55,885      65,605      93,901
Certificate accounts:
Original term:
  Less than 3 months......................   3.8         3.5     3.3                  6,033       3,870       7,053
  3 months to 5 months....................   4.8         4.7     4.3                 23,583      22,108      29,258
  6 months to 11 months (1)...............   5.4         5.1     4.9                250,037     223,800     271,951
  12 months to 23 months (1)..............   5.4         5.1     5.6              1,963,318   1,565,662   1,464,757
  24 months to 59 months..................   5.9         6.0     5.5                123,467     117,082     142,454
  60 months and over......................   5.8         6.4     6.7                 65,940     156,430     219,496
                                                                                  ---------   ---------   ---------
Total certificate accounts................   5.4         5.3     5.6              2,432,378   2,088,952   2,134,969
                                                                                  ---------   ---------   ---------
    Total deposits........................   4.8%        4.7%    4.9%            $2,891,801  $2,495,933  $2,600,869
                                                                                 ==========  ==========  ==========

--------------
(1) At December 31, 1997, there were no accounts with product features including withdrawal and deposit options without penalty. Included in the above balances at December 31, 1996, and 1995, are $0.1 million, and $771.5 million, respectively, of certain accounts with product features including withdrawal and deposit options without penalty.

    The following tables provide additional deposit information by remaining maturity at December 31, 1997.

                                                                             OVER 6     OVER 12    OVER 24
                                                                 OVER 3      MONTHS     MONTHS     MONTHS
                                                                 MONTHS       BUT        BUT       BUT
                                                                 BUT         WITHIN     WITHIN    WITHIN
                                                       WITHIN     WITHIN       12         24        36      OVER 36
                                                      3 MONTHS   6 months    MONTHS     MONTHS    MONTHS    MONTHS     TOTAL
                                                   -----------  ---------  ---------  ---------  -------   --------  ---------
                                                                           (DOLLARS IN THOUSANDS)
Type of account,
Weighted-average interest rate:
 Passbook, 2.00%.................................. $   67,502   $     --   $     --   $     --  $    --    $    --   $   67,502
 Checking and money market checking, 1.17%........    336,036         --         --         --       --         --      336,036
 Money market passbook, 4.17%.....................     55,885         --         --         --       --         --       55,885
Certificate accounts:
  Under 3.00%.....................................      4,264        277        634         81       49         54        5,359
  3.01--4.00%.....................................      7,618      4,241         93         --       --         --       11,952
  4.01--5.00%.....................................    350,184    130,419    289,660     65,380      177        442      836,262
  5.01--6.00%.....................................    359,482    200,778    533,012    167,076    7,329     20,786    1,288,463
  6.01--7.00%.....................................     32,795     55,084    142,065     31,442    7,086     11,530      280,002
  7.01--8.00%.....................................        423         --         31      8,631      607        243        9,935
  Over 8.01%......................................         --        170         44         80      111         --          405
                                                   ----------   --------   --------   --------   ------    -------   ----------
   Total certificates.............................    754,766    390,969    965,539    272,690   15,359     33,055    2,432,378
                                                   ----------   --------   --------   --------   ------    -------   ----------
   Total deposits................................. $1,214,189   $390,969   $965,539   $272,690  $15,359    $33,055   $2,891,801
                                                   ==========   ========   ========   ========  =======    =======   ==========

  Certificates of deposit of $100,000 or more totaled $721.2 million and represented 24.9% of all deposits at December 31, 1997 and totaled $543.3 million and represented 21.8% of all deposits at December 31, 1996. The Company intends to continue to use such certificates of deposits as a source of funds to manage its liquidity.

  The following table summarizes certificates of deposits of $100,000 or more by remaining maturity and weighted average rate at December 31, 1997.

                                                                                                          Weighted
                                                                                     Percent of Total      Average
  Remaining term to maturity (in months)                             AMOUNT             Deposits            Rate
  --------------------------------------                          -----------        ----------------    ----------
                                                                                (Dollars in thousands)
  Within three..............................................        $ 21,881                   0.8%          5.56%
  Over three but within six.................................          12,518                   0.4           5.55
  Over six but within twelve................................          27,208                   0.9           5.58
  Over twelve...............................................         659,599                  22.8           5.61
                                                                    --------                  ----
                                                                    $721,206                  24.9%          5.61
                                                                    ========                  ====

  The distribution of certificate accounts by date of maturity is an important indicator of the relative stability of a major source of funds. Longer term certificate accounts generally provide greater stability as a source of funds, but currently entail greater interest costs than passbook accounts. The following tables summarize certificate accounts by maturity, as a percentage of total deposits and weighted average rate at December 31, 1997:


                                                            DECEMBER 31, 1997
                                              =================================================
                                                                                     Weighted
                                                                  Percent of Total    Average
  Matures in quarter ended:                       Amount             Deposits          Rate
  -------------------------                   --------------      ----------------   ----------
                                                              (Dollars in thousands)
  March 31, 1998...........................       $ 754,766              26.1%         5.31%
  June 30, 1998............................         390,969              13.4          5.29
  September 30, 1998.......................         556,261              19.1          5.36
  December 31, 1998........................         409,278              14.2          5.31
  March 31, 1999...........................         128,183               4.4          5.25
  June 30, 1999............................         108,946               3.8          5.22
  September 30, 1999.......................          19,409               0.7          5.28
  December 31, 1999........................          16,152               0.6          5.21
  March 31, 2000...........................           4,395               0.2          5.18
  June 30, 2000............................           4,490               0.2          5.23
  September 30, 2000.......................           2,939               0.1          5.25
  December 31, 2000........................           3,535               0.1          5.23
  After December 31, 2000..................          33,055               1.2          5.49
                                                  ----------             ----
                                                  $2,432,378             84.1%         5.41
                                                  ==========             ====

  The Bank may, from time to time, utilize brokered deposits as a short-term means of funding. These deposits are obtained or placed by or through a deposit broker and are subject to certain regulatory limitations. Should the Bank become undercapitalized, it would be prohibited from accepting, renewing or rolling over deposits obtained through a deposit broker. Although the Bank is currently eligible to accept brokered deposits, at December 31, 1997, 1996 and 1995, no brokered deposits were outstanding. See "--Regulation and Supervision--Fidelity- -Capital Requirements and Capital Categories--Mandatory Restrictions on Undercapitalized Institutions."

 Borrowings

  The Company utilizes FHLB advances as a source of funds for operations. The FHLB System functions as a source of credit to financial institutions which are members of a Federal Home Loan Bank. See "--Regulation and Supervision--Federal Home Loan Bank System." Fidelity may apply for advances from the FHLB secured by the capital stock of the FHLB owned by Fidelity and certain of Fidelity's mortgages and other assets (principally obligations issued or guaranteed by the U.S. Government or agencies thereof). Advances can be requested for any business purpose in which Fidelity is authorized to engage, except that advances with a term greater than five years can be granted only for the purpose of providing funds for residential housing finance. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. FHLB advances to Fidelity totaled $1.0 billion and $449.9 million at December 31, 1997 and 1996, respectively. The increase in FHLB advances of $550.1 million in 1997 is primarily due to the Company's business strategy to grow assets. See Item 7. "MD & A--Asset Growth". Included in the FHLB advances outstanding at December 31, 1997 were advances of $400.0 million backed by specifically pledged securities. Fidelity's available FHLB line of credit is based primarily on a portion of Fidelity's residential loan portfolio pledged for such purpose, up to a maximum of 35% of total assets. The commercial paper program expired on August 5, 1997 and was not renewed by the decision of the Bank. Based on the total collateral pledged as of December 31, 1997, Fidelity's remaining available FHLB line of credit was $359.9 million.

  The Company has utilized the capital markets to obtain funds for its operations. The only such borrowing outstanding during 1997 and 1996 was an 8.50% mortgage-backed medium-term note, Series A, due April 15, 1997 (the "MTN"). The Bank retired its $100 million mortgage-backed bonds on April 15, 1997. The funds were replaced with FHLB advances.

  On July 18, 1997, the Company issued approximately $51.5 million of its Senior Notes in exchange for the outstanding shares of Series A Preferred Stock issued by Fidelity in 1995. Holders of approximately 11,000 shares of the Series A Preferred Stock elected not to exchange their stock for Senior Notes and are reflected as preferred stock issued by consolidated subsidiary on the Statement of Financial Condition as of December 31, 1997.

  From time to time, Fidelity enters into reverse repurchase agreements by which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to one year). The Company deals only with dealers who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board or perceived by management to be financially strong. There were no reverse repurchase agreements outstanding at December 31, 1997 or 1996.

  The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated:

                                                        DECEMBER 31,
                                           ======================================
                                               1997          1996         1995
                                           ------------   ----------   ----------
                                                  (DOLLARS IN THOUSANDS)
FHLB advances:
 Fixed rate advances....................    $  835,000     $237,151     $ 80,000
 Floating rate advances.................       174,960      212,700      212,700
                                            ----------     --------     --------
                                             1,009,960      449,851      292,700
                                            ----------     --------     --------
Other borrowings:
 Senior notes...........................        51,478           --           --
 Mortgage-backed notes..................            --      100,000      100,000
 Commercial paper.......................            --       40,000       50,000
                                            ----------     --------     --------
                                                51,478      140,000      150,000
                                            ----------     --------     --------
 Total borrowings.......................    $1,061,438     $589,851     $442,700
                                            ==========     ========     ========
 Weighted average interest rate on all
  borrowings............................          6.13%        6.02%        6.05%
                                            ==========     ========     ========
 Percent of total borrowings to total
  liabilities and stockholders'
  equity................................         25.46%       17.71%       13.42%
                                            ==========     ========     ========

INTEREST RATE RISK MANAGEMENT

  The Asset/Liability Committee ("ALCO") of the Bank management convenes periodically to manage the interest rate risk exposure of the Bank. For a discussion of the Bank's management of interest rate risk, see Item 7. "MD&A-- Asset/Liability Management."


COMPETITION

  The Company believes that the traditional role of thrift institutions as the nation's primary housing lenders has diminished, and that thrift institutions are subject to increasing competition from commercial banks, mortgage bankers and others for both depositor funds and lending opportunities. In addition, with assets of approximately $4.2 billion at December 31, 1997, the Company faces competition from a number of substantially larger institutions. The ability of thrift institutions, such as Fidelity, to compete by diversifying into lending activities other than real estate lending and by offering investments other than deposit-like investments is subject to certain regulatory and legal restrictions. The ability of thrift institutions to compete is also limited by their lack of experience in such other activities. However, the Company believes these nontraditional activities and the related fee income is vital for future success. See "--Business Strategy."

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

  Effective January 1, 1997 through June 30, 1997, the FDIC lowered risk based deposit insurance premiums for Savings Association Insurance Fund ("SAIF") insured depository institutions to a range of 0 to 27 basis points. The new rates are identical to those effective for Bank Insurance Fund ("BIF") member institutions and eliminate the previously existing premium differential (23 basis points for institutions in the lowest risk category), which was competitively disadvantageous to SAIF members. However, assessment rates to pay interest on Financing Corporation bonds incurred in an effort to recapitalize the former Federal Savings and Loan Insurance Corporation (the "FSLIC") are higher for SAIF members (6.48 basis points for the first six months of 1997) than for BIF members (1.3 basis points for such period). By law the Financing Corporation assessment rate for BIF members is required to be one-fifth the rate for SAIF members until the earlier of January 1, 2000 or such time as the two insurance funds may be merged.

EMPLOYEES

  At December 31, 1997, the Company had 644 employees (including both full-time and part-time employees) with 506 average full-time equivalent ("FTEs") for the 1997 year and 563 FTEs for the month of December 1997, none of whom were represented by a collective bargaining group. Eligible employees are provided with 401(k) and other benefits, including life, medical, dental, vision insurance and short and long-term disability insurance.

  The Company increased total employee headcount during 1997 by 105 to achieve organizational goals involving the acquisition of Hancock and changes in product and strategic focus. Areas which experienced employee increases in 1997 included the Retail Financial Services Group (an increase of 74 employees), the Consumer Lending and Credit Group (an increase of 13 employees), the Gateway Investment Services Group (an increase of 13 employees), and other administrative services (an increase of 5 employees). In line with the Company's business strategy, it is anticipated that the FTE count of the Company will significantly increase in the future as the business strategy is implemented.

REGULATION AND SUPERVISION

 General

  Bank Plus is a savings and loan holding company and, as such, is subject to the Office of Thrift Supervision (the "OTS") regulation, examination, supervision and reporting requirements. Fidelity is a federally chartered savings bank, a member of the FHLB of San Francisco, and its deposits are insured by the FDIC through the SAIF to the maximum extent permitted by law. Fidelity is subject to extensive regulation by the OTS, as its chartering agency, and by the FDIC, as its deposit insurer. In addition to the statutes and regulations discussed below, Fidelity must undergo at least one full scope, on-site safety and soundness examination every year. The Director of the OTS is authorized to impose assessments on Fidelity to fund OTS operations, including the cost of examinations. The FDIC has "back-up" authority to take enforcement action against Fidelity if the OTS fails to take such action after a recommendation by the FDIC. The FDIC may also impose assessments on Fidelity to cover the cost of FDIC examinations. Finally, Fidelity is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB") with respect to certain aspects of its business.

  Changes in legislation and regulatory policy and the interpretations thereof have materially affected the business of the Company and other financial institutions in the past and are likely to do so in the future. There can be no assurance that future changes in the regulations or their interpretation will not adversely affect the business of Fidelity. Future legislation and regulatory policy could also alter the structures and competitive relationships among financial institutions. Regulatory authorities also have the power, in certain circumstances, to prohibit or limit the payment of dividends or other distributions by Fidelity. In addition, certain regulatory actions, including general increases in federal deposit insurance premiums, additional insurance premium assessments to recapitalize the SAIF or the application of the risk-based insurance premium system to Fidelity, may increase Fidelity's operating expenses in future periods and may have a material adverse impact on Fidelity's capital levels and results of operations.

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

 Fidelity Regulation--Capital Requirements and Capital Categories

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

  The industry minimum capital requirements are as follows:

  Tangible capital of at least 1.5% of adjusted tangible assets. Tangible capital is composed of (1) common stockholders' equity, noncumulative perpetual preferred stock and related earnings, nonwithdrawable accounts and pledged deposits qualifying as core capital and minority interests in the equity accounts of fully consolidated subsidiaries, after deducting (a) intangible assets other than certain purchased or originated mortgage servicing rights,
(b) equity and debt investments in subsidiaries engaged in activities not permissible for a national bank (except as otherwise provided), and (c) the amount by which investments in subsidiaries engaged as principal in activities not permissible for national banks exceeds the amount of such investments as of April 12, 1989 and the lesser of the institution's investments in and extensions of credit to such subsidiaries, net of any reserves established against such investments, (i) as of April 12, 1989 and (ii) as of the date on which the institution's tangible capital is being determined. In general, adjusted tangible assets equal the institution's consolidated tangible assets, minus any assets that are deducted in calculating capital.

  Core capital of at least 3% of adjusted tangible assets (the "leverage limit"). Core capital consists of tangible capital plus (1) qualifying goodwill resulting from pre-April 12, 1989 acquisitions of troubled savings institutions and (2) certain qualifying intangible assets and mortgage servicing rights. Certain deferred tax assets must also be deducted from core capital.

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

  Risk-weighted assets are determined by multiplying each category of an institution's assets, including off balance sheet asset equivalents, by an assigned risk weight based on the credit risk associated with those assets, and adding the resulting products. The four risk weight categories range from 0% for cash and government securities to 100% for assets (including past-due loans and real estate owned) that do not qualify for preferential risk-weighting.

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

  Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the OTS was required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and risks of nontraditional activities. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings institutions with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. An institution whose interest rate risk exposure (measured as set forth in the rule) exceeded 2% would be required to deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2% multiplied by the estimated economic value of the bank's assets. That dollar amount would be deducted from a bank's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer a bank's interest rate risk component on a case-by-case basis. The OTS has postponed the implementation of the new rule until the OTS has collected sufficient data to determine whether the rule is effective in monitoring and managing interest rate risk. No interest rate risk component would have been required to be added to the Bank's risk-based capital requirement at December 31, 1997 had the rule been in effect at that time.

  FDICIA Prompt Correction Action Regulations. FDICIA required the OTS to implement a system requiring regulatory sanctions against institutions that are not adequately capitalized, with the sanctions growing more severe the lower the institution's capital. The OTS has established specific capital ratios under the Prompt Corrective Action ("PCA") Regulations for five separate capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

  Under the OTS regulations implementing FDICIA, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of core capital to risk-weighted assets is at least 6.0%, its ratio of core capital to adjusted tangible assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. An institution will be adequately capitalized if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of core capital to risk-weighted assets is at least 4.0%, and its ratio of core capital to adjusted tangible assets (leverage ratio) is at least 4.0% (3.0% if the institution receives the highest rating on the OTS financial institutions rating system).

  An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as undercapitalized. If an undercapitalized institution's capital ratios are less than 6.0% total capital to risk-weighted assets, 3.0% core capital to risk-weighted assets, or 3.0% core capital to adjusted tangible assets, it will be treated as significantly undercapitalized. Finally, an institution will be treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative perpetual preferred stock minus intangible assets other than supervisory goodwill and certain originated and purchased mortgage servicing rights) to adjusted tangible assets is equal to or less than 2.0%. At December 31, 1997, the Bank was well capitalized. See Item 7. "MD&A--Regulatory Capital Compliance."

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

  Restrictions on Significantly and Critically Undercapitalized Institutions. In addition to the above mandatory restrictions which apply to all undercapitalized savings institutions, institutions that are significantly undercapitalized may not without the OTS' prior approval (a) pay a bonus to any senior executive officer or (b) increase any senior executive officer's compensation over the average rate of compensation (excluding bonuses, options and profit-sharing) during the 12 months preceding the month in which the institution became undercapitalized. The same restriction applies to undercapitalized institutions that fail to submit or implement an acceptable capital restoration plan. If a savings institution is critically undercapitalized, the institution is also generally prohibited from making payments of principal or interest on subordinated debt beginning 60 days after the institution becomes critically undercapitalized. In addition, the institution cannot without prior FDIC approval enter into any material transaction outside the ordinary course of business. Critically undercapitalized savings institutions must be placed in receivership or conservatorship within 90 days of becoming critically undercapitalized unless the OTS, with the concurrence of the FDIC, determines that some other action would better resolve the problems of the institution at the least possible long-term loss to the insurance fund, and documents the reasons for its determination.

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

 Fidelity Regulation--Activities Regulation Not Related to Capital Compliance

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

  The OTS has adopted guidelines for operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits and excessive compensatory arrangements for executive officers, employees, directors or principal shareholders.

  In addition, each depository institution with assets above $500 million must annually prepare a report, signed by the chief executive officer and chief financial officer, on the effectiveness of the institution's internal control structures and procedures for financial reporting, and on the institution's compliance with laws and regulations relating to safety and soundness. The institution's independent public accountant must attest to, and report separately on, management's assertions in that report. The report and the attestations, along with financial statements and such other disclosure requirements as the FDIC and the OTS may prescribe, must be submitted to the FDIC and the OTS. Such institutions must also have an audit committee of its Board of Directors made up entirely of directors who are independent of the management of the institution. Audit committees of "large" institutions (defined by the FDIC as an institution with more than $3 other billion in assets, which includes Fidelity) must include members with banking or financial management expertise, may not include members who are large customers of the institution, and must have access to independent counsel.

  In May 1997, the OTS completed its annual safety and soundness examination and the Company has addressed the OTS' recommendations.

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

  Real Estate Lending Standards. The OTS and the other federal banking agencies have adopted regulations which require institutions to adopt and at least annually review written real estate lending policies. The lending policies must include diversification standards, underwriting standards (including loan-to-value limits), loan administration procedures, and procedures for monitoring compliance with the policies. The policies must reflect consideration of guidelines adopted by the banking agencies. Among the guidelines adopted by the agencies are maximum loan-to-value ratios for unimproved land loans (65%); development loans (75%); construction loans (80%-85%); loans on owner-occupied 1 to 4 family property, including home equity lines of credit (no limit, but loans at or above 90% require private mortgage insurance); and loans on other improved property (85%). The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's risk-based capital, and the aggregate of nonconforming loans secured by real estate other than 1 to 4 family property should not exceed 30% of risk-based capital.

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

  The OTS has promulgated a "safe-harbor" regulation that permits capital distributions of certain amounts after providing notice to the OTS, but without prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS. For institutions ("Tier 1 institutions") that meet their fully phased-in capital requirements (the requirements that will apply when the phase-out of supervisory goodwill and investments in certain subsidiaries from capital is complete), the safe harbor amount is the greater of (a) 75% of net income for the prior four quarters, or
(b) the sum of (1) the current year's net income and (2) the amount that would reduce the excess of the institution's total capital to risk-weighted assets ratio over 8% to one-half of such excess at the beginning of the year in which the dividend is paid. For institutions that meet their current minimum capital requirements but do not meet their fully phased-in requirements ("Tier 2 institutions"), the safe harbor distribution is 75% of net income for the prior four quarters reduced by prior distributions during the period. Savings institutions that do not meet their current minimum capital requirements before, or on a pro forma basis after giving effect to a proposed distribution, ("Tier 3 institutions") may not make any capital distributions, with certain exceptions. At December 31, 1997, Fidelity was a Tier 1 institution.

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

  The OTS recently revised its proposed ruemaking to amend the capital distribution rule to conform to the PCA system. Under the proposed rule, an institution would be able to make a capital distribution (i) without prior notice to the OTS if it is not owned by a savings and loan holding company and, after the proposed capital distribution, will remain at least "adequately capitalized," the distribution would not reduce the amount of common or preferred stock or retire debt that is included in capital, and the distribution would not otherwise violate any statutory regulatory or other prohibition; (ii) without an application if the institution has a composite rating of "1" or "2", is otherwise elegible for expedited treatment and the distribution does not exceed a specified amount; and (iii) without notice or application if all of the conditions specified above are met. If the regulation is adopted as proposed, Fidelity would still be required to obtain OTS approval prior to making a capital distribution.

  Required Liquidity. OTS regulations require savings institutions to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, certain mortgage-related securities, certin loans secured by first liens on residential property, specified United States government, state and federal agency obligations, and balances maintained in satisfaction of the FRB reserve requirements described below) equal to at least 4% of either (i) the prior quarter end balance of its net withdrawable accounts due in one year or less plus borrowings due in one year or less (the "liquidity base") or (ii) the average daily balance of the liquidity base during the prior calendar quarter. In addition, savings institutions must comply with a general non-quantitative requirement to maintain a safe and sound level of liquidity. The OTS may change this liquidity requirement from time to time to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions, and may exclude from the definition of liquid assets any item other than cash and the balances maintained in satisfaction of FRB reserve requirements. Fidelity's average regulatory liquidity ratio for the fourth quarter of 1997 was 22.75%, and accordingly Fidelity was in compliance with the liquidity requirement. Monetary penalties may be imposed for failure to meet liquidity ratio requirements.

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

  Assets are classified as "pass", "special mention", "substandard", "doubtful" or "loss." An asset which possesses no apparent weakness or deficiency is designated "satisfactory". An asset which possesses weaknesses or deficiencies deserving close attention is designated as "special mention". An asset, or a portion thereof, is generally classified as "substandard" if it possesses a well-defined weakness which could jeopardize the timely liquidation of the asset or realization of the collateral at the asset's book value. Thus, these assets are characterized by the possibility that the institution will sustain some loss if the deficiencies are not corrected. An asset, or portion thereof, is classified as "doubtful" if a probable loss of principal and/or interest exists but the amount of the loss, if any, is subject to the outcome of future events which are indeterminable at the time of classification. If an asset, or portion thereof, is classified as "loss", the institution must either establish a SVA equal to the amount classified as loss or charge off such amount.

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

  Legislation was enacted on September 30, 1996 to address the disparity in bank and thrift deposit insurance premiums. Such legislation imposed a requirement on all SAIF member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 65.7 basis points on all assessable deposits as of March 31, 1995. This one-time special assessment of 65.7 basis points resulted in the Bank recording $18.0 million in additional SAIF premiums. As of December 31, 1997, after giving effect to the deduction of 65.7 basis point assessment, the Bank's core and risk-based capital ratios are 5.48% and 11.99%, respectively, and the Bank remains well capitalized under the PCA regulations.

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

 Federal Home Loan Bank System

  The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, Fidelity is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances from the FHLB of San Francisco. At December 31, 1997, Fidelity was in compliance with this requirement with an investment in the stock of the FHLB of San Francisco of $60.5 million. Long-term FHLB advances may be obtained only for the purpose of providing funds for residential housing finance and all FHLB advances must be secured by specific types of collateral.

 Federal Reserve System

  The FRB requires savings institutions to maintain noninterest-earning reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks) and non-personal time deposits. For the calculation period at December 31, 1997, Fidelity was required to maintain $8.8 million in noninterest-earning reserves and was in compliance with this requirement. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy Fidelity's liquidity requirements discussed above.

  As a creditor and a financial institution, Fidelity is subject to certain regulations promulgated by the FRB, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation D (Reserves), Regulation E (Electronic Funds Transfers Act), Regulation F (limits on exposure to any one correspondent depository institution), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), and Regulation DD (Truth in Savings Act). As creditors of loans secured by real property and as owners of real property, financial institutions, including Fidelity, may be subject to potential liability under various statutes and regulations applicable to property owners, generally including statutes and regulations relating to the environmental condition of the property. See "--Regulation and Supervision--Non-Banking Regulation."

 Non-Banking Regulation

  Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous substances on, under or in such property. In addition, any person or entity who arranges for the disposal or treatment of hazardous substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility. Such laws and regulations often impose liability regardless of fault and liability has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. Pursuant to these laws and regulations, under certain circumstances, a lender may become liable for the environmental liabilities in connection with its borrowers' properties, if, among other things, it either forecloses or participates in the management of its borrowers' operations or hazardous substance handling or disposal practices. Although the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and certain state counterparts provide exemptions for secured lenders, the scope of such exemptions is limited and a rule issued by the Environmental Protection Agency clarifying such exemption under CERCLA has recently been held invalid. In addition, CERCLA and certain state counterparts impose a statutory lien, which may be prior to a bank's interest securing a loan, for certain costs incurred in connection with removal or remediation of hazardous substances. Other laws and regulations may also require the removal or remediation of hazardous substances located on a property before such property may be sold or transferred.

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

 Gateway

  Gateway has been an NASD registered broker/dealer since October 1993 and offers securities products, such as mutual funds and variable annuities, to customers of the Bank and others. Fixed annuities are offered through the Bank's insurance agency, Citadel Service Corporation, dba, Fidelity Insurance Agency of Glendale. Gateway does not maintain security or cash accounts for customers or perform custodial functions relating to customer securities.

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

  The NASD has incorporated changes to its Conduct Rules effective February 15, 1998. The new rules apply exclusively to the activities of NASD members that are conducting broker/dealer services on the premises of a financial institution where retail deposits are taken. The main focus of the new rules is to minimize confusion by retail customers. The new rules cover the location setting, networking and brokerage affiliate agreements, customer disclosure and written acknowledgment, communications with the public and notifications of terminations.

  As a broker/dealer registered with the NASD, Gateway is subject to the SEC's uniform net capital rules, designed to measure the general financial condition and liquidity of a broker/dealer. Gateway is required to file monthly reports with the NASD and annual reports with the NASD and SEC containing detailed financial information with respect to its broker/dealer operation.

ITEM 2. PROPERTIES

  The executive offices of Fidelity are located at 4565 Colorado Boulevard, Los Angeles, California 90039. This facility also houses the Bank's administrative operations and has approximately 130,000 square feet of office space. Present local zoning entitlements will allow for the construction of approximately 300,000 square feet of additional office space plus parking on this 7.75-acre parcel. The potential for increasing the amount of office space at this Los Angeles site would satisfy Company's anticipated facilities requirements for the foreseeable future.

  The aggregate net book value of all owned administrative facilities was approximately $15.1 million as of December 31, 1997. On December 31, 1997, Fidelity owned 13 of its branch facilities having an aggregate net book value of approximately $7.3 million, and leased the remaining 25 of its branch facilities under leases with terms (including optional extension periods) expiring from 1998 through 2027. The aggregate annual rent under leases as of December 31, 1997 was approximately $2.9 million and the aggregate net book value of Fidelity's leasehold improvements associated with leased premises was approximately $1.7 million. At December 31, 1997, Fidelity owned furniture, fixtures and equipment, related to both owned and leased facilities, having a net book value of approximately $8.5 million.

  All owned and leased office facilities are located in southern California with the exception of the leased space for the iBank branch located in Bloomington, Minnesota and the credit processing center located in Beaverton, Oregon.

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

  On November 14, 1997 the Bank and Harbor entered into a settlement agreement through which Harbor relinquished all claims against the Bank and all other defendants named in the litigation. No money was paid to Harbor by the Bank or any other defendant in connection with the settlement. As a part of such settlement the Bank conditionally relinquished its claims for attorney's fees under the State Court order. Resulting from the settlement, all appeals initiated by Harbor from both the Federal and State Court proceedings were dismissed and all of Harbor's claims against the Bank and all other named defendants arising out of the Bank's 1994 restructuring and recapitalization have been released.

  In addition, the Bank is a defendant in several individual and class actions brought by several borrowers which raise claims with respect to the manner in which the Bank serviced certain adjustable rate mortgages which were originated during the period 1983 through 1988. Six actions were filed between July 1, 1992 and February of 1995, one in Federal District Court and five in California Superior Court. In the federal case the Bank won a summary judgment in the District Court. This judgment was appealed and the Ninth Circuit Court of Appeals affirmed in part, reversed in part and remanded back to the District Court for further proceedings. The District Court has ruled in favor of certifying a class in that action. Three of the California Superior Court cases resulted in final judgments in favor of the Bank, after the plaintiffs unsuccessfully appealed the trial court judgments in favor of the Bank. Two other cases are pending in the California Superior Court. In one of these actions the parties have reached a tentative settlement, subject to final documentation and approval by the court. The plaintiffs' principal claim in these actions is that the bank selected an inappropriate review date to consult the index upon which the rate adjustment is based that was one or two months earlier than what was required under the notes. In a declining interest rate environment, the lag effect of an earlier review date defers the benefit to the borrower of such decline, and the reverse would be true in a rising interest rate environment. The Bank strongly disputes these contentions and is vigorously defending these suits. The legal responsibility and financial exposure of these claims presently cannot be reasonably ascertained and, accordingly, there is a risk that the outcome of one or more of the remaining claims could result in the payment of monetary damages which could be material in relation to the financial condition or results of operations of the Bank.
The bank does not believe the likelihood of such a result is probable and has not established any specific litigation reerves with respect to such lawsuits.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

  Effective March 14, 1996, Fidelity's Common Stock was listed and quoted on Nasdaq National Market ("NASDAQ"). Commencing May 1996, in connection with the Reorganization, the Company's Common Stock was listed and quoted on NASDAQ replacing Fidelity's Common Stock.

  The following table sets forth the high and low daily closing sales prices of the Common Stock on NASDAQ commencing May 5, 1996 and the high and low bid price on the Over the Counter Bulletin Board (the "OTCBB") between January 1, 1996 and May 5, 1996 for each of the following quarters. Closing sale prices reflect the one-for-four Reverse Stock Split approved by the stockholders on February 9, 1996.


                                                       HIGH            LOW
                                                      ------         ------
1997:
 Fourth quarter..............................         $13.69         $11.06

 Third quarter...............................          13.25          10.75

 Second quarter..............................          11.50           9.63

 First quarter...............................          13.75          10.38

1996:
 Fourth quarter..............................          11.75          10.63

 Third quarter...............................          10.63           8.75

 Second quarter..............................           9.50           8.63

 First quarter...............................           9.75           8.50


HOLDERS OF RECORD

    The number of holders of record of the Company's Common Stock at March 2, 1998 was 811.

DIVIDENDS

    Bank Plus has paid no dividends on the Common Stock since its formation in May 1996. Prior thereto, Fidelity had not paid dividends on its Common Stock since August 1994. Bank Plus currently has no plans to pay dividends on the Common Stock. Bank Plus is a holding company with no significant assets other than its investment in the Bank and Gateway, and is substantially dependent on dividends from such subsidiaries to meet its cash requirements, including its interest obligations on the Senior Notes. The ability of the Bank to pay dividends or to make certain loans or advances to Bank Plus is subject to significant restrictions. See Item 1. "Business--Regulation and Supervision-- Fidelity--Activities Regulation Not Related to Capital Compliance" and " -- Regulation of Fidelity Affiliates."

ITEM 6. SELECTED FINANCIAL DATA

                       FIVE-YEAR SELECTED FINANCIAL DATA

  The table below sets forth certain historical financial data regarding the Company. This information is derived in part from, and should be read in conjunction with, the Company's consolidated financial statements and notes thereto included in Item 8.--Financial Statements and Supplementary Data.


                                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                            1997         1996         1995         1994      1993
                                                        ----------   ----------   ----------   ----------  ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

BALANCE SHEET DATA:
Total assets..........................................    $4,167,806    $3,330,290  $3,299,444  $3,709,838  $4,389,781
Total loans, net......................................     2,823,577     2,691,931   2,935,116   3,288,303   3,712,051
Deposits..............................................     2,891,801     2,495,933   2,600,869   2,697,272   3,368,664
FHLB advances.........................................     1,009,960       449,851     292,700     332,700     326,400
Senior notes..........................................        51,478             -           -           -           -
Other borrowings......................................             -        140,000    150,000     500,000     407,830
Preferred stock issued by consolidated subsidiary.....           272         51,750          -           -           -
Subordinated notes....................................             -              -          -           -      60,000
Stockholders' equity..................................       181,345        161,657    229,043      156,547    182,284
Stockholders' equity per common share (1)(2)..........          9.36           8.86       9.72(3)     24.11     173.51
Common shares outstanding (1)(2)......................    19,367,215     18,245,265 18,242,465    6,492,465  1,050,561
OPERATING DATA:
Interest income.......................................    $  255,007    $   237,913 $  246,477  $   241,465 $  289,331
Interest expense......................................       174,009        152,623    174,836      155,828    188,494
                                                          ----------    ----------- ----------  ----------- ----------
Net interest income...................................        80,998         85,290     71,641       85,637    100,837
Provision for estimated loan losses...................        13,004         15,610     69,724(4)    65,559     65,100
                                                          ----------    ----------- ----------  ----------- ----------
Net interest income after provision for estimated
 loan losses..........................................        67,994         69,680      1,917       20,078     35,737
Gains (losses) on loans held for sale, net............            37             22        522       (3,963)       194
Gains (losses) on securities activities, net..........         2,670          1,336      4,098        1,130      1,304
Writedown of MBSs, available for sale.................        (4,838)             -          -            -          -
Gains on sales of servicing...........................             -              -      4,604            -          -
Fee income from sale of uninsured investment
 products (5).........................................         5,959           4,456      4,117        3,419          -
Loans, retail banking and other fees..................         6,535           5,339      6,866        9,040      8,660
Real estate operations................................        (6,473)         (8,907)    (9,145)     (17,419)   (48,843)
SAIF special assessment...............................             -         (18,000)         -            -          -
1994 restructuring and recapitalization charges,
 net..................................................             -               -          -      (65,394)         -
Operating expense other than SAIF special
 assessment and 1994 restructuring
 and recapitalization charges.........................       (63,096)       (64,451)   (81,954)     (91,859)   (98,732)
                                                          ----------    ----------- ----------  ----------- ----------
Earnings (loss) before income taxes...................         8,788        (10,525)   (68,975)    (144,968)  (101,680)
Income tax (benefit) expense..........................        (8,100)        (1,093)         4      (16,524)   (35,793)
                                                          ----------    ----------- ----------  ----------- ----------
Net earnings (loss) before minority interest in
 subsidiary...........................................        16,888         (9,432)   (68,979)    (128,444)   (65,887)

Minority interest in subsidiary (dividends on
 subsidiary preferred stock)..........................        (4,235)        (4,657)         -            -          -
                                                          ----------    ----------- ----------  ----------- ----------
Net earnings (loss)...................................        12,653        (14,089)   (68,979)    (128,444)   (65,887)
Preferred stock dividends.............................                       (1,553)         -            -          -
                                                          ----------    ----------- ----------  ----------- ----------
Net earnings (loss) available for common                  $   12,653    $   (15,642)$  (68,979) $  (128,444)$  (65,887)
 Stockholders.........................................    ==========    =========== ==========  =========== ==========
Basic earnings (loss) per common share (1)(2)             $     0.67    $     (0.86)$    (8.84) $    (39.08)$   (62.72)
                                                          ==========    =========== ==========  =========== ==========
Basic weighted average common shares
 Outstanding (1)(2)..................................     18,794,887     18,242,887  7,807,201    3,286,960  1,050,561
                                                          ==========    =========== ==========  =========== ==========
Diluted earnings (loss) per common share (1)(2)           $     0.66    $     (0.85)$    (8.83) $    (39.07)$   (62.72)
                                                          ==========    =========== ==========  =========== ==========
Diluted weighted average common shares
 Outstanding (1)(2)................................       19,143,233     18,438,454  7,815,560     3,287,757  1,050,561
                                                          ==========    =========== ==========  ============ ==========

                                                                     (continued)

                                                                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                             1997         1996         1995         1994             1993
                                                          ----------   ----------   ----------    ----------      ----------
(continued)                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED OPERATING RATIOS:
Return (loss) on average assets.......................       0.35%       (0.42)%      (1.92)%       (3.17)%         (1.43)%
Return (loss) on average equity.......................       7.43%       (7.01)%     (42.31)%      (83.00)%        (29.99)%
Average equity divided by average assets..............       4.67%        6.71%        4.54%         3.82%           4.77%
Ending equity divided by ending assets................       4.35%        4.85%        6.94%         4.22%           4.15%
Operating expense to average assets (6)...............       1.73%        1.94%        2.28%         2.27%           2.14%
Efficiency ratio (7)..................................      67.46%       67.77%       89.81%        97.58%          79.66%
Interest rate spread for the period...................       2.05%        2.31%        1.89%         2.24%           2.31%
Net yield on interest-earning assets..................       2.27%        2.63%        2.05%         2.22%           2.31%

ASSET QUALITY DATA:
NPAs (8)..............................................   $ 25,367     $ 60,788     $ 71,431      $ 85,729        $235,621
NPAs to total assets..................................       0.61%        1.83%        2.16%         2.31%           5.37%
Nonaccruing loans.....................................   $ 13,074     $ 36,125     $ 51,910      $ 71,614        $ 93,475
Nonaccruing loans to total loans, net.................       0.46%        1.34%        1.77%         2.18%           2.52%
Classified assets.....................................   $153,502     $174,096      219,077      $141,536        $372,502
Classified assets to total assets.....................       3.68%        5.23%        6.64%         3.82%           8.49%
REGULATORY CAPITAL RATIOS:
Tangible capital ratio................................       5.27%        6.28%        6.91%         4.28%           4.10%
Core capital ratio....................................       5.48%        6.29%        6.92%         4.29%           4.15%
Risk-based capital ratio..............................      11.99%       11.85%       12.43%         8.28%           9.32%

OTHER DATA:
Sales of investment products (5)......................   $159,791     $118,061     $ 89,824      $112,430        $ 96,253
Real estate loans funded..............................   $233,108     $ 13,859     $ 19,396      $521,580        $422,355
Average interest rate on new loans....................       7.62%        8.41%        9.61%         5.85%           6.75%
Loans sold, net (9)...................................   $  6,674     $ (2,069)    $    390      $273,272        $115,003
Number of:
  Real estate loan accounts (in thousands)............         12            11          12            14              16
  Deposit accounts (in thousands).....................        205           194         207           216             241
-------------

(1) For the periods prior to August 4, 1994, Fidelity's one share owned by Citadel, its former holding company and sole stockholder, has been retroactively reclassified into 1,050,561 shares of Class A Common Stock.
(2) On February 9, 1996, the Bank's stockholders approved the Reverse Stock Split. All per share data and weighted average common shares outstanding have been retroactively adjusted to reflect this change.
(3) Calculation excludes $51.8 million of preferred stock issued by consolidated subsidiary.
(4) In 1995, the Bank recorded $45 million loan portfolio charge in connection with its adoption of the Plan. See Item 7. "MD&A--Accelerated Asset Resolution Plan."
(5) Includes 100% of Gateway investment product sales.
(6) Excludes the impact of the SAIF special assessment and the net 1994 restructuring and recapitalization charges.
(7) The efficiency ratio is computed by dividing total operating expense by net interest income and noninterest income, excluding infrequent items, provisions for estimated loan and real estate losses, direct costs of real estate operations and gains/losses on the sale and writedown of securities.
(8) NPAs include nonaccruing loans and foreclosed real estate, net of SVAs, writedowns and REO GVA, if any.
(9) Excludes loans sold in certain bulk sales consummated in 1994, and is net of repurchases.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

  Certain statements included or incorporated by reference in this Form 10-K, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the continuing impact of California's economic recession on collateral values and the ability of certain borrowers to repay their obligations to Fidelity; the potential risk associated with the Bank's level of nonperforming assets and other assets with increased risk; changes in or amendments to regulatory authorities' capital requirements or other regulations applicable to Fidelity; fluctuations in interest rates; increased levels of competition for loans and deposits; start-up risks associated with new business lines, including affinity card programs and credit processing activities; and other factors referred to in this Form 10-K. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

RESULTS OF OPERATIONS

  The Company reported net earnings available to common stockholders of $12.7 million ($0.67 per basic common share; computed on the basis of 18,794,887 basic weighted average common shares outstanding and $0.66 per diluted common share; computed on the basis of 19,143,233 diluted weighted average common shares outstanding) for the year ended December 31, 1997. This compares to net losses available to common stockholders of $15.6 million $(0.86) per basic common share; computed on the basis of 18,242,887 basic weighted average common shares outstanding and $(0.85) per diluted common share; computed on the basis of 18,438,454 diluted weighted average common shares outstanding) for the year ended December 31, 1996.

  Results of operations for the year ended December 31, 1997, as compared to the same period in 1996, reflect: (a) decreased operating expenses of $19.4 million primarily due to lower FDIC insurance costs of $22.4 million resulting from the special one-time SAIF recapitalization payment of $18.0 million in the third quarter of 1996 and an upgrade in the Bank's assessment classification, (b) increased income tax benefit of $7.0 million (see "--Income Taxes"), (c) decreased provisions for estimated loan and REO losses of $4.8 million and (d) and increased noninterest income of $4.1 million related to higher volumes of uninsured investment product sales, MBSs sales and deposit and ATM cash services activities. These favorable changes were partially offset by (a) decreased net interest income of $4.3 million primarily due to lower rates on average interest earning assets and higher levels of average borrowing balances and (b) the writedown of the LIBOR asset trust securities of $4.8 million due to the credit deterioration of the securities underlying collateral.

  The Company reported a net loss available to common stockholders of $15.6 million $(0.86) per basic and diluted common share; computed on the basis of 18,242,887 basic weighted average common shares outstanding and $(0.85) per diluted common share; computed on the basis of 18,438,454 diluted weighted average common shares outstanding) for the year ended December 31, 1996. Without the SAIF special assessment of $18.0 million, the Company would have reported earnings available to common stockholders of $2.4 million for the year ended December 31, 1996. This compares to a net loss of $69.0 million $(8.84) per basic common share; computed on the basis of 7,807,201 basic weighted average common shares outstanding and $(8.83) per diluted common share; computed on the basis of 7,815,560 diluted weighted average common shares outstanding) for the year ended December 31, 1995.

  Results of operations for the year ended December 31, 1996, excluding the SAIF special assessment of $18.0 million, as compared to the same period in 1995, reflect: (a) a decrease in provisions for loan losses of $54.1 million due in part to the 1995 loan portfolio charge of $45 million which was a consequence of the adoption of the Accelerated Asset Resolution Plan, with no comparable amount in 1996, and the reduction of NPAs during 1996, (b) increased net interest income of $13.6 million due primarily to the impact of lower interest rates on the Company's interest-bearing liabilities and utilization of the capital raised in 1995 and (c) an increase of $1.1 million in income tax benefits resulting from the filing of various amended federal income tax returns to reflect a specified liability loss carryback under Internal Revenue Code ("IRC") Section 172 (f). These favorable changes were partially offset by, (a) decreased gains on sales of loans, investment securities and MBSs of $3.3 million, (b) a gain on sale of servicing of $4.6 million in 1995 with no comparable amounts in 1996,
(c) decreased loan fee income of $1.3 million primarily due to the sale of servicing in 1995, and (d) preferred stock dividends of the Bank of $6.2 million with no comparable amounts in 1995.


ACQUISITIONS

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

  On September 19, 1997, the Company completed the purchase of deposits from Coast. The Coast branch, located in Westwood, California, had deposits of approximately $48.6 million at September 19, 1997. The Company identified a core deposit intangible of approximately $1.5 million, which will be amortized over seven years, the estimated average life of the deposits acquired.

  The acquisitions of Hancock and the Coast branch provide a number of benefits to the Company including an increased customer base and larger branch network and operating efficiencies through consolidation. The acquired branch network and associated customer base included approximately 14,200 and 7,100 transaction and time deposit accounts, respectively, and will provide new territory in which to implement Fidelity's sales platform of credit and investment products. Through strategic alliances with third party providers, the Company will introduce to the acquired customer base a wide range of securities, insurance and consumer loan products to enhance the Company's fee income.

  The Company has reduced consolidated operating expenses as a result of the merger through the closure and consolidation of the administrative office of Hancock and the consolidation of two of the branches acquired into existing Fidelity branches.


WRITEDOWN OF MORTGAGE-BACKED SECURITIES

  As of September 30, 1997, the Company transferred two securities with a total amortized cost of $27.0 million and a total estimated fair value of $22.5 million from the held-to-maturity portfolio to the available-for-sale portfolio. The transfer was the result of significant deterioration in the credit worthiness of the borrowers of the underlying loans collateralizing the securities. The unrealized holding loss of $4.5 million at September 30, 1997 was reported in a separate component of shareholders' equity as the decline in fair value was not believed to be other than temporary. The continued poor performance of the securities underlying collateral in the three months subsequent to September 30, 1997 motivated management to seek a buyer for the securities rather than risk possible continued decline in fair value. The securities were sold in January 1998 at a loss of $4.8 million, which was recorded through earnings in 1997 as the loss was now considered to be other than temporary.

ASSET GROWTH

  As a part of the business strategy in 1997, the Company developed a plan to grow assets (loans and securities) by approximately $600 million. This plan, in general terms, was based upon certain risk adjusted return and liquidity objectives and was designed to increase the Company's securities and loan portfolios to enhance the Company's earning capabilities. Under this plan, the Company purchased $1.0 billion in investment and MBSs and $221.6 million in single family whole loans in 1997. The asset growth was primarily funded through FHLB advances. The increase in earning assets generally had lower interest rate spreads than the Company's existing assets, see "--Asset/Liability Management" for a discussion on the Company's interest rate spread for the year ended 1997 and the change from the year ended 1996.


ASSET/LIABILITY MANAGEMENT

  Net interest income is the difference between interest earned on the Company's loans, MBSs and investment securities ("interest-earning assets") and interest paid on its deposits and borrowings ("interest-bearing liabilities"). Net interest income is affected by the interest rate spread, which is the difference between the rates earned on the Company's interest-earning assets and rates paid on its interest-bearing liabilities, as well as the relative amounts of its interest-earning assets and interest-bearing liabilities. The Company's average interest rate spread for the years ended December 31, 1997, 1996, and 1995 was 2.05% 2.31%, and 1.89%, respectively.

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

  The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of ARM loans. ARM loans comprised 94%, of the total loan portfolio at December 31, 1997, and 97% at December 31, 1996, and 1995. The percentage of monthly adjustable ARMs to total loans was approximately 71%, 76%, and 75% at December 31, 1997, 1996, and 1995, respectively. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. At December 31, 1997, approximately 93% of Fidelity's total loan portfolio consisted of loans which mature or reprice within one year, compared to approximately 93% at December 31, 1996 and 94% at December 31, 1995. Fidelity has in recent periods been negatively impacted by the fact that increases in the interest rates accruing on Fidelity's ARMs lagged the increases in interest rates accruing on its deposits due to reporting delays and contractual look-back periods contained in the Bank's loan documents. At December 31, 1997, 86% of the Bank's loans, which are indexed to COFI at December 31, 1997, as with all COFI portfolios in the industry, do not reprice until some time after the industry liabilities composing COFI reprice. The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months. Thus, in a rising rate environment there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, net interest income will be positively affected.

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

  During the first quarter of 1995, the Bank terminated interest rate swap agreements with a notional amount of $700 million, resulting in a deferred gain of $1.2 million which was fully amortized in 1995. Also, during the fourth quarter of 1995, the Bank terminated its remaining interest swap agreements, which were entered into in 1993 and 1994, with a notional amount of $446.7 million and as a result recorded a deferred loss of $3.2 million that is being amortized as a yield adjustment over the remaining life of the original transactions. These interest rate swap agreements were intended to modify the repricing characteristics of specific assets and liabilities. In 1997 the Bank entered into an interest rate swap agreement with a notional amount of $90.0 million to convert a fixed rate FHLB advance to a floating rate. The swap was terminated in the fourth quarter of 1997 and as a result recorded a deferred gain of $0.6 million that is being amortized as a yield adjustment over the remaining life of the FHLB advance.

  The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of December 31, 1997. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods as adjusted for interest-rate swaps and other financial instruments as applicable, and based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                     AS OF DECEMBER 31, 1997 MATURITY OR REPRICING
                                                      --------------------------------------------------------------------------
                                                        WITHIN 3     4-12           1-5         6-10       OVER 10
                                                        MONTHS       MONTHS        YEARS        YEARS       YEARS        TOTAL
                                                      ----------  ------------  -----------  -----------  ----------   ---------
                                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Cash and cash equivalents..........................  $   41,622  $        594   $       --   $       --    $     --   $   42,216
 Investment securities(1)(2)........................      60,498        68,080       25,946           --      10,000      164,524
 MBSs (1)...........................................     122,197         1,535           --           --     769,922      893,654
 Loans receivable:
  ARMs and other adjustables(3).....................   2,247,917       421,010       39,719        3,329          --    2,711,975
  Fixed rate loans..................................       9,636         1,055        4,759       14,565     140,152      170,167
                                                      ----------  ------------   ----------   ----------    --------   ----------
   Total gross loans receivable.....................   2,257,553       422,065       44,478       17,894     140,152    2,882,142
                                                      ----------  ------------   ----------   ----------    --------   ----------
    Total interest-earning assets...................   2,481,870       492,274       70,424       17,894     920,074    3,982,536
                                                      ----------  ------------   ----------   ----------    --------   ----------
INTEREST-BEARING LIABILITIES:
 Deposits:
  Checking and savings accounts(4)..................     400,009            --           --           --          --      400,009
  Money market accounts(4)..........................      59,414            --           --           --          --       59,414
  Fixed maturity deposits:
   Retail customers.................................     651,954     1,437,190      331,119          847       1,619    2,422,729
   Wholesale customers..............................         749           800        8,100           --          --        9,649
                                                      ----------  ------------   ----------   ----------    --------   ----------
    Total deposits..................................   1,112,126     1,437,990      339,219          847       1,619    2,891,801
                                                      ----------  ------------   ----------   ----------    --------   ----------
 Borrowings:
  FHLB advances(3)..................................     224,960       150,000      445,000      190,000          --    1,009,960
  Other.............................................          --            --           --       51,478          --       51,478
                                                      ----------  ------------   ----------   ----------    --------   ----------
   Total borrowings.................................     224,960       150,000      445,000      241,478          --    1,061,438
                                                      ----------  ------------   ----------   ----------    --------   ----------
    Total interest-bearing liabilities..............   1,337,086     1,587,990      784,219      242,325       1,619   $3,953,239
                                                      ----------  ------------   ----------   ----------    --------   ----------
Impact of hedging...................................       5,000            --       (5,000)          --          --
                                                      ----------  ------------   ----------   ----------    --------
Repricing Gap.......................................  $1,149,784  $ (1,095,716)  $ (718,795)  $ (224,431)   $918,455
                                                      ==========  ============   ==========   ==========    ========

 Gap to total assets................................       27.59%       (26.29)%     (17.25)%      (5.38)%     22.04%
                                                      ==========  ============   ==========   ==========    ========

 Cumulative Gap to Total Assets.....................       27.59%         1.30 %     (15.95)%     (21.33)%      0.71%
                                                      ==========  ============   ==========   ==========    ========

--------------
(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) Investment securities include FHLB stock of $60.5 million.
(3) ARMs and variable rate borrowings from the FHLB system (FHLB advances) are primarily in the shorter categories as they are subject to interest rate adjustments.
(4) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.


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

 Other Derivative Instruments

  During the third quarter of 1996, the Company entered into an advisory agreement with an investment advisor, pursuant to which the advisor will recommend trading related investments, subject to prior approval and direction of the Company, and execute trading activities in accordance with the Company's investment strategy. Such strategy includes the use of derivative instruments for trading or yield enhancement purposes. Realized and unrealized changes in fair values of the instruments are recognized in earnings in the period in which the changes occur. Under the advisory agreement, outstanding forward commitments to purchase and sell adjustable rate MBSs totaled $30.0 million and $15.0 million, respectively, at December 31, 1997. Also outstanding in relation to this managed portfolio at December 31, 1997, were $71.0 million notional amount of interest rate caps which will mature in 2007, $5.0 million notional amount interest rate swaps which will mature in 2002 and $6.5 million notional amount of call options on treasury futures with an exercise date in 1998.

  In 1997, as part of the growth strategy, the Company purchased approximately $360.0 million in fixed rate U.S. Agency MBSs, which were categorized as available for sale. Due to the higher price volatility of fixed rate securities during interest rate fluctuations as compared to adjustable rate securities, management began a strategy to hedge the fluctuations of the fair value of the fixed rate MBSs. The Company used futures on Treasury Notes which have a high correlation with Agency MBSs. Outstanding at December 31, 1997 were $205.9 million notional amount of futures on Treasury Notes. The derivative instruments used to hedge the fluctuations in fair values of available for sale securities are carried at fair value, with realized and unrealized changes in fair value reported as a separate component of stockholders' equity. Realized changes in fair value are amortized as a yield adjustment over the life of the hedged instrument.

MARKET RISK

  The Company's ALCO, which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the Company's asset/liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

  The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in NPV in the event of hypothetical changes in interest rates and interest rate sensitivity gap analysis is used to determine the repricing characteristics of the Bank's assets and liabilities.

  Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV is equal to the estimated market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained one hundred to four hundred basis points increase or decrease in the market interest rates. The interest rate risk policy of the Fidelity Board establishes maximum decreases in NPV of 20%, 30%, 60% and 80% in the event of sudden and sustained one hundred to four hundred basis point increases in market rates. The policy also establishes maximum decreases in NPV of 10%, 20%, 30% and 40% in the event of sudden and sustained one hundred to four hundred basis point decreases in market rates. The following table presents the Company's projected change in NPV for the various rate shock levels as of December 31, 1997.



                                                NET PORTFOLIO VALUE AT DECEMBER 31, 1997
                     -------------------------------------------------------------------------------------------------
                                                                                         NET PORTFOLIO VALUE AS A % OF
                                                                                            PORTFOLIO VALUE ASSETS
                                                                                        ------------------------------
                         Dollar            Dollar         Percent          Board        NET PORTFOLIO     BASIS POINT
     Rate Shock          Amount            Change         Change           Limit         VALUE RATIO        CHANGE
-------------------  --------------   ---------------   --------------- -------------   ------------------------------
                                                                         (DOLLARS IN MILLIONS)
        +400             $220            $ (59)            (21)%          (80)%            5.51%             (111)
        +300              237              (43)            (15)           (60)             5.84               (78)
        +200              252              (27)            (10)           (30)             6.14               (48)
        +100              267              (13)             (4)           (20)             6.41               (21)
      Base Case           280               --              --             --              6.62                --
        -100              287                8               3            (10)             6.72                10
        -200              293               13               5            (20)             6.76                14
        -300              306               27              10            (30)             6.97                35
        -400              315               35              13            (40)             7.06                44

  The preceding table indicates that at December 31, 1997, in the event of an increase in prevailing market interest rates, the Company's NPV would be expected to decrease, and that in the event of a decrease in prevailing market interest rates, the Company's NPV would be expected to increase. At December 31, 1997, the Company's estimated changes in NPV were within the targets established by the Board of Directors.

  NPV is calculated by the Company pursuant to the guidelines established by the OTS. The calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of December 31, 1997, with adjustments made to reflect the shift in the treasury yield curve as appropriate. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

ASSET QUALITY

 General

  The Company's loan portfolio is primarily secured by assets located in southern California and is comprised principally of single family and multifamily (2 units or more) residential loans. At December 31, 1997, 22.2% of Fidelity's real estate loan portfolio consisted of California single family residences, while another 11.2% and 57.3% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively. At December 31, 1996, 18.7% of Fidelity's real estate loan portfolio (including loans held for sale) consisted of California single family residences while another 11.6% and 62.0% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively.

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

  In conjunction with the acquisition of Hancock, the Bank identified a pool of Hancock assets, with similar risk profiles to the assets included in the Bank's AARP Pool, for inclusion in the Plan. The Bank identified 54 Hancock assets with an aggregate gross book balance of approximately $31.1 million, comprised of $25.8 million in gross book balance of loans and $5.3 million in gross book balance of REO. Simultaneously with the consummation of the acquisition, Hancock recorded $5.8 million as an addition to the allowance for estimated loan losses representing the estimated reduced recoveries in executing the Plan.

  Through December 31, 1997, (i) $40.5 million in gross book balances of AARP Pool loans had been resolved through either a negotiated sale or discounted payoff, (ii) $8.5 million in gross book balances of AARP Pool loans were collected through normal principal amortization or paid off through the normal course without loss, (iii) $24.4 million in gross book balances of AARP Pool loans had been modified or restructured and retained in the Bank's mortgage portfolio, (iv) $15.4 million in gross book balances of AARP Pool loans were removed from the AARP Pool upon management's determination that such assets no longer met the risk profile for inclusion in the AARP Pool or that accelerated resolution of such assets was no longer appropriate and (v) $126.6 million in gross book balances of REO were sold ($52.6 million in gross book balances of AARP Pool loans were taken through foreclosure and acquired as REO since the inception of the AARP). As of December 31, 1997, the AARP Pool consisted of 55 assets with an aggregate gross book balance of $29.0 million, comprised of accruing and nonaccruing multifamily real estate loans totaling approximately $21.4 million and REO properties totaling approximately $7.6 million, which are reported as real estate owned on the statement of financial condition. Through December 31, 1997, of the $50.8 million of reserves established in connection with the Plan, including the $5.8 million established by Hancock, $8.8 million had been charged off and $31.6 million had been allocated to SVAs or REO writedowns in connection with the Bank's estimate of recovery for AARP Pool assets. Due to the addition of the Hancock assets to the Plan, it is anticipated that the remaining AARP Pool will be resolved in 1998.

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


 Classified Assets

  Total classified assets decreased $20.6 million or 11.8% from December 31, 1996, to $153.5 million at December 31, 1997. This decrease was due to lower levels of nonperforming and performing classified loans and the large volume of REO sales during 1997, offset by an increase in other classified assets of $21.4 million related to the classification of the LIBOR Asset Trust securities due to the performance of the underlying collateral. The ratio of NPAs to total assets decreased from 1.83% at December 31, 1996, to 0.61% at December 31, 1997. This decrease is due to both a decrease in the level of NPAs at December 31, 1997, compared to December 31, 1996 and to an increase in total assets at December 31, 1997 compared to December 31, 1996.

  All assets and ratios are reported net of SVA and writedowns unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                                         DECEMBER 31,      DECEMBER 31,
                                                             1997             1996
                                                         -----------       ------------
                                                            (DOLLARS IN THOUSANDS)
NPAs by type:
  Nonaccruing loans.....................................  $   13,074       $    36,125
  REO, net of REO GVA...................................      12,293            24,663
                                                          ----------       -----------
    Total NPAs..........................................  $   25,367       $    60,788
                                                          ==========       ===========
NPAs by composition:
  Single family residences..............................  $    6,833       $    11,204
  Multifamily 2 to 4 units..............................       2,039             9,369
  Multifamily 5 units and over..........................      15,309            36,160
  Commercial and other..................................       1,686             5,355
  REO GVA...............................................        (500)           (1,300)
                                                          ----------       -----------
    Total NPAs..........................................      25,367            60,788
Total TDRs(2)...........................................      43,993            45,196
                                                          ----------       -----------
    Total TDRs and NPAs.................................  $   69,360       $   105,984
                                                          ==========       ===========
Classified assets:
  NPAs..................................................  $   25,367       $    60,788
  Performing classified loans...........................     104,685           111,248(1)
  Other classified assets...............................      23,450(2)          2,060
                                                          ----------       -----------
    Total classified assets.............................  $  153,502       $   174,096
                                                          ==========       ===========
Classified asset ratios:
  Nonaccruing loans to total assets.....................        0.31%           1.08  %
  NPAs to total assets..................................        0.61%           1.83  %
  TDRs to total assets..................................        1.06%           1.36  %
  NPAs and TDRs to total assets.........................        1.66%           3.18  %
  Classified assets to total assets.....................        3.68%           5.23  %
  REO to NPAs...........................................       48.46%          40.57  %
  Nonaccruing loans to NPAs.............................       51.54%          59.43  %

-----------
(1) Includes a hotel property loan with a balance of $18.4 million at December 31, 1996.
(2) Includes the Libor Asset Trust investment securities with a book value of $20.9 million which were classified due to the performance of the underlying collateral. The securities were sold in January 1998.

 REO

  Direct costs of foreclosed real estate operations totaled $5.4 million, $5.7 million and $5.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease was primarily due to decreases in both the average number of REO outstanding and the average gross book value of properties foreclosed. The following table provides information about the change in the book value and the number of properties owned and foreclosed for the periods indicated:

                                                                           AT OR FOR THE YEARS ENDED
                                                                                 DECEMBER 31,
                                                                           -------------------------
                                                                              1997           1996
                                                                           ---------       ---------
                                                                            (DOLLARS IN THOUSANDS)
REO net book value........................................................  $ 12,293       $24,663
(Decrease) increase in REO for the period.................................  $(12,370)      $ 5,142

Number of real properties owned...........................................        88           131
(Decrease) increase in number of properties owned for the period..........       (43)           22

Number of properties foreclosed for the period............................       257           226
Gross book value of properties foreclosed.................................  $ 75,385       $77,585
Average gross book value of properties foreclosed.........................  $    294       $   343

 Allowance for Estimated Loan and REO Losses

  The following table summarizes the reserves, writedowns and certain coverage ratios at the dates indicated:

                                                                                          DECEMBER 31,
                                                                                    -----------------------
                                                                                       1997          1996
                                                                                    -----------   ---------
                                                                                    (DOLLARS IN THOUSANDS)
Loans:
    GVA   ..........................................................................  $32,426      $25,308
    SVA.............................................................................   18,112       32,200
                                                                                      -------      -------
      Total allowance for estimated loan losses (1) (2).............................  $50,538      $57,508
                                                                                      =======      =======
    Writedowns (3)..................................................................  $   183      $   146
                                                                                      =======      =======
    Total loan allowances and loan writedowns to gross loans (4)....................     1.76%        2.09%
    Total loan allowances to gross loans............................................     1.75%        2.08%
    Loan GVA to loans (4)...........................................................     1.14%        0.93%
    Loan GVA to nonaccruing loans...................................................   248.02%       70.06%
    Nonaccruing loans to total loans, net...........................................     0.46%        1.34%
Real estate owned:
    REO GVA.........................................................................  $   500      $ 1,300
    SVA   ..........................................................................      623          781
                                                                                      -------      -------
      Total REO allowance for estimated losses......................................  $ 1,123      $ 2,081
                                                                                      =======      =======
    Writedowns (3)..................................................................  $ 7,227      $14,819
                                                                                      =======      =======
    Total REO allowances and REO writedowns to gross REO............................    40.45%       40.66%
    Total REO allowances to gross REO (5)...........................................     8.37%        7.78%
    REO GVA to REO (4)..............................................................     3.91%        5.01%
Total loans and REO:
    GVA.............................................................................  $32,926      $26,608
    SVA.............................................................................   18,735       32,981
                                                                                      -------      -------
      Total allowance for estimated losses (2)......................................  $51,661      $59,589
                                                                                      =======      =======
    Writedowns (3)..................................................................  $ 7,410      $14,965
                                                                                      =======      =======
    Total allowances and writedowns to gross loans and REO..........................     2.03%        2.66%
    Total allowances to gross loans and REO (4).....................................     1.78%        2.14%
    Total GVA to loans and REO (4)..................................................     1.15%        0.97%
    Total GVA to NPAs...............................................................   127.29%       42.86%

---------------
(1) All allowances for loan losses are for the Bank's portfolio of mortgage loans.
(2) At December 31, 1997 and 1996, the allowance for estimated loan losses includes $14.4 million and $16.7 million, respectively, of remaining loan GVA and SVA for the Plan. See "--Asset Quality--Accelerated Asset Resolution Plan."
(3) Writedowns include cumulative charge-offs on outstanding loans and REO as of the dates indicated.
(4) Loans and REO, as applicable, in these ratios are calculated prior to their reduction for loan and REO GVA, respectively, but are net of SVA and writedowns.
(5) Net of writedowns.

  The following tables summarize the activity in the allowances for estimated loan and REO losses for the periods indicated:

                                                                    YEAR ENDED                     YEAR ENDED
                                                                 DECEMBER 31, 1997              DECEMBER 31, 1996
                                                        -------------------------------  --------------------------------
                                                         LOANS(1)      REO      TOTAL      LOANS(1)      REO      TOTAL
                                                       ----------   --------  ---------  ----------   --------  ---------
                                                                              (DOLLARS IN THOUSANDS)
Balance on January 1,...............................    $ 57,508     $ 2,081   $ 59,589   $ 89,435     $ 3,492   $ 92,927
  Provision for losses..............................      13,004       1,060     14,064     15,610       3,219     18,829
  Charge-offs.......................................     (41,190)     (2,810)   (44,000)   (50,841)     (4,630)   (55,471)
  Allocations related to acquisition (2)............      12,770         120     12,890         --          --         --
  Recoveries........................................       8,446         672      9,118      3,304          --      3,304
                                                        --------     -------   --------   --------     -------   --------
Balance on December 31..............................    $ 50,538     $ 1,123   $ 51,661   $ 57,508     $ 2,081   $ 59,589
                                                        ========     =======   ========   ========     =======   ========

---------------------
(1) All allowances for loan losses are for the Bank's portfolio of mortgage loans.
(2) Included in the estimated loan losses related to the Hancock acquisition is $5.8 million associated with the Plan. See "--Asset Quality--Accelerated Asset Resolution Plan."


  The following table details the activity affecting SVA for the periods indicated:

                                                                    YEAR ENDED                     YEAR ENDED
                                                                 DECEMBER 31, 1997              DECEMBER 31, 1996
                                                        -------------------------------  --------------------------------
                                                         LOANS(1)      REO      TOTAL      LOANS(1)      REO      TOTAL
                                                       ----------   --------  ---------  ----------   --------  ---------
                                                                              (DOLLARS IN THOUSANDS)
Balance on January 1,...............................    $ 32,200     $   781   $ 32,981   $ 40,514     $ 1,192   $ 41,706
  Allocations from GVA to SVA.......................      23,987       2,532     26,519     42,527       4,219     46,746
  Charge-offs.......................................     (41,190)     (2,810)   (44,000)   (50,841)     (4,630)   (55,471)
  Allocations related to acquisition................       3,115         120      3,235         --          --         --
                                                        --------     -------   --------   --------     -------   --------
Balance on December 31..............................    $ 18,112     $   623   $ 18,735   $ 32,200     $   781   $ 32,981
                                                        ========     =======   ========   ========     =======   ========

NET INTEREST INCOME

  Net interest income is the difference between interest earned on loans, MBSs and investment securities ("interest-earning assets") and interest paid on savings deposits and borrowings ("interest-bearing liabilities"). For the year ended December 31, 1997, net interest income totaled $81.0 million, decreasing by $4.3 million from $85.3 million for the year-end 1996. Net interest income in 1996 increased by $13.7 million from 1995.

  Net interest income is primarily affected by (a) the average volume and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities, (b) the level and volatility of market interest rates, (c) the level of nonaccruing loans ("NPLs") and (d) the interest rate spread between the yields earned and the rates paid.

  The following table presents the primary determinants of net interest income for the periods indicated. For the purpose of this analysis, nonaccrual loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

                                                                       YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------------
                                                             1997                                     1996
                                             ----------------------------------         ----------------------------------
                                              AVERAGE                   AVERAGE          AVERAGE                  AVERAGE
                                               DAILY                     YIELD/           DAILY                    YIELD/
                                              BALANCE      INTEREST       RATE           BALANCE       INTEREST     RATE
                                             ----------   ----------    -------         ----------     --------   --------
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans....................................   $2,810,193   $  205,275       7.30%        $2,901,908     $213,013      7.34%
 MBSs.....................................      429,483       29,435       6.85             78,242        5,772      7.38
 Investment securities....................      263,573       16,822       6.38            233,797       16,056      6.87
 Investment in FHLB stock.................       55,129        3,475       6.30             50,976        3,072      6.03
                                             ----------   ----------                    ----------     --------
  Total interest-earning assets...........    3,558,378      255,007       7.16          3,264,923      237,913      7.29
                                                          ----------                                   --------
Noninterest-earning assets................       88,119                                     57,351
                                             ----------                                 ----------
  Total assets............................   $3,646,497                                 $3,322,274
                                             ==========                                 ==========
Interest-bearing liabilities:
 Deposits:
  Demand deposits.........................   $  282,886        3,451       1.22         $  298,287        3,098      1.04
  Savings deposits........................      112,904        6,135       5.43            137,885        3,743      2.71
  Time deposits...........................    2,246,770      117,131       5.18          2,103,369      113,424      5.38
                                             ----------   ----------                    ----------     --------
   Total deposits.........................    2,642,560      126,717       4.80          2,539,541      120,265      4.72
 Borrowings...............................      764,350       47,292       6.19            515,435       32,358      6.26
                                             ----------   ----------                    ----------     --------
  Total interest-bearing liabilities......    3,406,910      174,009       5.11          3,054,976      152,623      4.98
                                                          ----------                                   --------
Noninterest-bearing liabilities...........       40,621                                     44,251
Preferred stock issued by
 consolidated subsidiary..................       28,640                                     51,750
Stockholders' equity......................      170,326                                    171,297
                                             ----------                                 ----------
 Total liabilities and equity.............   $3,646,497                                 $3,322,274
                                             ==========                                 ==========
Net interest income; interest
 rate spread..............................                $   80,998(1)    2.05%                       $ 85,290      2.31%
                                                          ==========      =====                        ========     =====
Net yield on interest
 earning assets...........................                                 2.27%(1)                                  2.63%
                                                                          =====                                     =====
Average nonaccruing loan
 balance included in average
 loan balance................                $   43,117                                 $   60,364
                                             ==========                                 ==========
Net delinquent interest removed
 from interest income.....................                $    3,909                                   $  6,018
                                                          ==========                                   ========
Reduction in net yield on
 interest-earning assets
 due to delinquent interest...............                                 0.11%                                     0.18%
                                                                          =====                                     =====
                                                     YEAR ENDED DECEMBER 31,
                                               ------------------------------------
                                                               1995
                                               ------------------------------------
                                                AVERAGE                   AVERAGE
                                                 DAILY                     YIELD/
                                                BALANCE      INTEREST       RATE
                                               ----------   ----------    -------
                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans....................................     $3,196,024     $227,710      7.12%
 MBSs.....................................         55,538        3,535      6.37
 Investment securities....................        201,243       12,794      6.36
 Investment in FHLB stock.................         48,373        2,438      5.04
                                               ----------     --------
  Total interest-earning assets...........      3,501,178      246,477      7.04
                                                              --------
Noninterest-earning assets................         87,525
                                               ----------
  Total assets............................     $3,588,703
                                               ==========
Interest-bearing liabilities:
 Deposits:
  Demand deposits.........................     $  304,644        2,767      0.91
  Savings deposits........................        167,000        4,469      2.68
  Time deposits...........................      2,207,145      121,006      5.47
                                               ----------     --------
   Total deposits.........................      2,678,789      128,242      4.79
 Borrowings...............................        716,267       46,594      6.51
                                               ----------     --------
  Total interest-bearing liabilities......      3,395,056      174,836      5.15
                                                              --------
Noninterest-bearing liabilities...........         30,615
Preferred stock issued by
 consolidated subsidiary..................
Stockholders' equity......................        163,032
                                               ----------
 Total liabilities and equity.............     $3,588,703
                                               ==========
Net interest income; interest
 rate spread..............................                    $ 71,641      1.89%
                                                              ========     =====
Net yield on interest
 earning assets...........................                                  2.05%
                                                                           =====
Average nonaccruing loan
 balance included in average
 loan balance................                  $   76,758
                                               ==========
Net delinquent interest removed
 from interest income.....................                    $  5,813
                                                              ========
Reduction in net yield on
 interest-earning assets
 due to delinquent interest...............                                  0.17%
                                                                           =====

--------------------------
(1) At December 31, 1997, the impact of the Americash program on net interest income and margin would be increases of $1.1 million and 2 basis points, respectively.

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

                                                              YEAR ENDED                                YEAR ENDED
                                                           DECEMBER 31, 1997                         DECEMBER 31, 1996
                                                              COMPARED TO                               COMPARED TO
                                                               YEAR ENDED                                YEAR ENDED
                                                            DECEMBER 31, 1996                         DECEMBER 31, 1995
                                                          FAVORABLE (UNFAVORABLE)                  FAVORABLE (UNFAVORABLE)
                                                   ------------------------------------    -------------------------------------
                                                    VOLUME          RATE          NET       VOLUME          RATE          NET
                                                   --------       -------      --------    --------       -------       --------
                                                                               (DOLLARS IN THOUSANDS)
Interest income:
 Loans..........................................   $ (6,600)      $(1,138)     $ (7,738)   $(21,530)      $ 6,833       $(14,697)
 MBSs...........................................     24,107          (444)       23,663       1,612           625          2,237
 Investment securities..........................      1,926        (1,160)          766       2,181         1,081          3,262
 Investment in FHLB stock.......................        253           149           403         136           498            634
                                                   --------       -------      --------    --------       -------       --------
  Total interest income.........................     19,686        (2,593)       17,094     (17,601)        9,037         (8,564)
                                                   --------       -------      --------    --------       -------       --------
Interest expense:
 Deposits:
  Demand deposits...............................        166          (519)         (353)         59          (390)          (331)
  Savings deposits..............................        781        (3,173)       (2,392)        776           (50)           726
  Time deposits.................................     (7,411)        3,704        (3,707)      5,379         2,203          7,582
                                                   --------       -------      --------    --------       -------       --------
    Total deposits..............................     (6,464)           12        (6,452)      6,214         1,763          7,977
 Borrowings.....................................    (12,709)       (2,225)      (14,934)     11,563         2,673         14,236
                                                   --------       -------      --------    --------       -------       --------
  Total interest expense........................   $(19,173)       (2,213)      (21,386)     17,777         4,436         22,213
                                                   --------       -------      --------    --------       -------       --------
(Decrease) increase in net interest income......   $    513       $(4,806)     $ (4,292)   $    176       $13,473       $ 13,649
                                                   ========       =======      ========    ========       =======       ========

  The $4.3 million decrease in net interest income between 1997 and 1996 was primarily due to decreased rates on average interest-earning assets combined with an increase in rates and the average level of interest-bearing liabilities. This was partially offset by an increase in the level of interest-earning assets.

  The $13.7 million increase in net interest income between 1996 and 1995 was primarily the result of generally decreasing rates and the lag effect on the COFI portfolio, (see "--Asset/Liability Management") utilization of new capital raised in 1995, and a lower level of average interest-bearing liabilities. This was partially offset by a decline in the level of average interest-earning loans.

  The Company's net interest income, interest rate margin and operating results have been negatively affected by the level of loans on nonaccrual status. Gross balances of nonaccruing loans averaged $43.1 million, $60.4 million, and $76.8 million in 1997, 1996, and 1995, respectively. As a result, the Company's net interest rate margin was decreased by 0.11%, 0.18%, and 0.17% in those years, respectively.


NONINTEREST INCOME/EXPENSE

  Noninterest income has three major components: (a) noninterest income from ongoing operations, which includes loan fee income, gains or losses on loans held for sale, fees earned on the sale of uninsured investment products and annuities and retail banking fees, (b) income/expenses associated with owned real estate, which includes both the provision for real estate losses as well as income/expenses incurred by the Company associated with the operations of its owned real estate properties and (c) gains and losses on the sales of loan servicing, investment securities and MBSs. Items (b) and (c) can fluctuate widely, and could therefore mask the underlying fee generating performance of the Company on an ongoing basis.

  Noninterest income increased by $1.7 million from $2.2 million in the year ended December 31, 1996 to $3.9 million in the year ended December 31, 1997. The major component of this increase are (a) fee income from sale of uninsured investment products increased by $1.5 million as a result of increased sales,
(b) fee income on deposits and other income increased by $0.3 million primarily as a result of a higher average volume of deposit balances in 1997 as compared to 1996, (c) net gains on securities activities in the year ended December 31, 1997 increased by $1.3 million from the 1996 twelve month period primarily due to increased sales, (d) fee income on Americash increased $1.0 million as a result of cash service fees received in 1997, with no comparable amounts in 1996 and (e) decreased real estate operations of $2.4 million primarily due to improved execution on sales of foreclosed properties. These favorable variances were partially offset by the writedown of MBSs of $4.8 million (see "--Writedown of Mortgage-backed Securities").

  Noninterest income decreased by $8.8 million from net noninterest income of $11.1 million in the year ended December 31, 1995 to $2.3 million in the year ended December 31, 1996. The major components of this decrease are: (a) other noninterest income (expense) decreased by $4.5 million as a result of a net gain of $4.6 million realized in 1995 from the sale of $495.5 million in rights to service loans for others, with no comparable amounts in 1996; (b) loan servicing fees decreased by $1.3 million primarily as a result of the sale of the rights to service loans in the first quarter of 1995 and the second quarter of 1996;
(c) net gains on sales of MBSs decreased during the year ended December 31, 1996 by $0.6 million from the 1995 twelve-month period; and (d) net gains on securities activities in the year ended December 31, 1996 decreased by $2.2 million from the 1995 twelve month period. The increased sales activity in loans, MBSs and investment securities in 1995 was primarily for regulatory capital maintenance purposes.


OPERATING EXPENSES

  Operating expenses decreased by $19.4 million to $63.1 million for the year ended December 31, 1997 compared to $82.5 million (including the SAIF special assessment of $18.0 million) for the year ended December 31, 1996. The change was primarily due to (a) a decrease of $22.4 million of FDIC insurance costs resulting from the special one-time recapitalization payment of $18.0 million to the SAIF in the third quarter of 1996 and an upgrade in the Bank's assessment classification, (b) a decrease of $1.0 million in other expenses primarily due to lower legal settlement costs related to certain litigation. These favorable variances were partially offset by (a) a $2.5 million increase in personnel and benefit expense due to an increase of 104 or 22.7% in FTEs during 1997 primarily due to the Hancock acquisition and implementation of the business strategy; (b) an increase of $1.3 million in occupancy costs primarily due to Hancock and Coast branch acquisitions completed in 1997.

  The Company increased total employee headcount during 1997 by 105 related to the acquisition of Hancock and implementation of the business strategy. Areas which experienced employee increases in 1997 included the Retail Financial Services Group (an increase of 74 employees), the Consumer Lending and Credit Group (an increase of 13 employees), the Gateway Investment Services Group (an increase of 13 employees), and other administrative services (an increase of 5 employees). In line with the Company's business strategy, it is anticipated that the FTE count of the Company will significantly increase in the future as the business strategy is implemented.

  While the Company intends to continue to control operating expenses, the level of expenses are expected to significantly increase as the business initiatives described under Item 1. "Business--Business Strategy" are implemented. The Company also intends to expend resources as it evaluates and pursues earning asset acquisition opportunities.

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

  Decreased operating expenses resulted in a decrease in the annualized operating expense ratio (the ratio of operating expenses to total average assets) to 1.73% for the year ended December 31, 1997 from 1.94%, excluding the SAIF special assessment of $18.0 million, for the same period in 1996, based on the total average asset size of the Company (from $3.3 billion for the year ended December 31, 1996 to $3.6 billion for the year ended December 31, 1997).

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

  The efficiency ratio improved between the year ended December 31, 1996 and December 31, 1997 from 67.77% to 67.46%. This decrease was due to increased noninterest income (excluding the $4.8 million writedown on MBSs available for sale) and decreased operating expense (excluding the SAIF special assessment of $18.0 million), for reasons described above, which were partially offset by decreased net interest income.

  The efficiency ratio improved between the year ended December 31, 1995 and December 31, 1996 from 89.81% to 67.77%. This decrease was due to increased net interest income and decreased operating expense (excluding the SAIF special assessment of $18.0 million), for reasons described above, which were partially offset by decreased noninterest income.


 Year 2000

  The Company utilizes numerous computer software programs and systems across the organization to support ongoing operations. Many of these programs and systems may not be able to appropriately interpret and process dates into the year 2000. To the extent that programs and systems are unable to process into the year 2000, some degree of modification, upgrade, or replacement of such systems may be necessary. The Company has established a task force to develop a comprehensive year 2000 plan with the goal of completing updates to key systems by December 31, 1998. Given information currently known about the Company's systems and servicers, the current expense estimate for year 2000 corrective activities is $3.6 to $4.0 million, of which a significant portion would be related to increased staffing of technology and support personnel to complete the modifications or upgrades necessary.

  While the Company believes it will achieve year 2000 compliance, it is to some extent dependent upon the efforts of third parties who provide systems and services. The Company is closely monitoring the year 2000 progress of third party vendors and has planned a program of testing key systems for compliance. No assurance can be given that the Company will be successful in addressing year 2000 issues within this estimated timeframe or at specified cost.

INCOME TAXES

  The Company's expected combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. The effective tax benefit rate of 92.2% on earnings before income taxes for 1997, reflect the federal and state tax benefit attributable to the utilization of net operating loss ("NOL") carryforwards, and the partial recognition of the deferred tax asset based on anticipated future operations. The effective tax benefit rate of 10.4% on losses before income taxes for 1996 reflects the federal tax benefit attributable to the third quarter filing of a loss carryback claim under IRC Section 172(f), as discussed below.

  As of December 31, 1996 a valuation allowance was provided for the total net deferred tax asset. Under SFAS No. 109, "Accounting for Income Taxes," the reduction in valuation allowance is dependent upon a "more likely than not" expectation of realization of the deferred tax asset, based upon the weight of available evidence. After consideration of the Company's recent earnings history and other available evidence, management of the Company determined that under the criteria of SFAS No. 109 it was appropriate to record a $8.3 net deferred tax asset for the year ended December 31, 1997.

  The analysis of available evidence is performed each quarter utilizing the "more likely than not" criteria required by SFAS 109 to determine the amount, if any, of the deferred tax asset to be realized. Accordingly, there can be no assurance that the Company will recognize additional portions of the deferred tax asset in future periods. The criteria of SFAS No. 109 could require the recording of valuation allowances against this $8.3 million net deferred tax asset through the recording of tax expense in future periods if the "more likely than not" criteria can no longer be met.

  Various federal Form 1120Xs "Amended U.S. Corporation Income Tax Return" were filed in 1996 for years 1986 through 1989, 1991, 1992 and 1994 to reflect the 10-year loss carryback under IRC Section 172(f) for qualifying deductions through August 4, 1994. These returns were filed with the Bank's former parent company, Citadel. The amended returns, if accepted in total, would result in a net refund of $19.0 million to Fidelity. IRC Section 172(f) is an area of the tax law without significant legal precedent. The Internal Revenue Service (the "Service") is currently examining this issue with respect to Fidelity's ability to carryback such losses. Therefore, no assurances can be given as to Fidelity's entitlement to such claim. Fidelity has recorded $1.1 million of tax benefit in 1996 with respect to these amended tax returns.

  Through August 4, 1994, the 1994 restructuring and recapitalization date, the Bank filed a consolidated federal income tax return and a combined California franchise tax return with its former parent company, Citadel. Pursuant to the 1994 restructuring and recapitalization Fidelity raised approximately $109 million in net new equity, and Citadel's ownership interest in Fidelity was reduced to 16.2% of the then outstanding common stock. As a result of this 1994 restructuring and recapitalization, the Bank was no longer eligible to file a tax return on a consolidated or combined basis with Citadel. Accordingly, Fidelity and its subsidiaries filed a consolidated federal income tax return and a combined California franchise tax return with the Bank as the common parent corporation for the period of August 5, 1994 through December 31, 1994 and the 1995 calendar year. Fidelity and its subsidiaries have filed a consolidated federal income tax return and a combined California franchise tax return with its new parent company, Bank Plus for the 1996 calendar year, and will continue to file as such for subsequent years.

  Although Fidelity ceased to be a member of the Citadel consolidated group as a result of the 1994 restructuring and recapitalization, Fidelity will remain severally liable for the federal income tax of the Citadel consolidated group for those tax years during which it was a member of the Citadel consolidated group at any time. Citadel and Fidelity are parties to a tax disaffiliation agreement governing certain tax matters. For additional information, see "Related Party Transactions--Tax Sharing" at Note 17 to the consolidated financial statements.

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

  Thrift institutions deemed "large banks" are required to include into income ratably over 6 years, beginning with the first taxable year beginning after 1995, the institution's "applicable excess reserves." The applicable excess reserves are the excess of (1) the balance of the institution's reserves for losses on loans other than supplemental reserves at the close of its last taxable year beginning before January 1, 1996, over (2) the adjusted balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. Fidelity's applicable excess reserves at December 31, 1995 were $14.6 million. This amount will be recognized into taxable income over six years at the rate of $2.4 million per year starting with the taxable year ended December 31, 1996. The remaining applicable excess reserves at December 31, 1997 were $9.8 million.

  The remaining adjusted pre-1988 total reserve balance of $26.0 million at December 31, 1997, will be recaptured into taxable income in the event Fidelity
(1) ceases to be a "bank" or "thrift," or (2) makes distributions to shareholders in excess of post-1951 earnings and profits, redemptions, or liquidations. Based on current estimates, Fidelity had post-1951 earnings and profits at December 31, 1997 sufficient to cover 1997 distributions to shareholders for federal income tax purposes. As a result, Fidelity did not trigger any reserve recapture into taxable income for 1997.

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

  The Service has completed its examination of the Bank's federal income tax returns through 1991. The Service is currently conducting an examination of the federal income tax returns for 1992, 1993 and tax year ended August 4, 1994. The California Franchise Tax Board (the "FTB") has completed its examination of the California franchise tax returns through 1988, and has completed the field examination of the California franchise tax returns for years 1989 through 1991. However, this examination is currently in the appeals process with the FTB. For additional information regarding the federal income and California franchise taxes payable by the Bank, see Note 12 to the consolidated financial statements.

  IRC Sections 382 and 383 and the Treasury Regulations thereunder generally provide that, following an ownership change of a corporation with an NOL, a net unrealized built-in loss or tax credit carryovers, the amount of annual post-ownership change taxable income that can be offset by pre-ownership change NOLs or recognized built-in losses, and the amount of post-ownership change tax liability that can be offset by pre-ownership change tax credits, generally cannot exceed a limitation prescribed by Section 382. The Section 382 annual limitation generally equals the product of the fair market value of the equity of the corporation immediately before the ownership change (subject to various adjustments) and the long-term tax-exempt rate prescribed monthly by the Service.

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

  Hancock was merged with and into Fidelity as of June 30, 1997 in a tax-free reorganization within the meaning of IRC Section 368(a)(1)(A), by reason of the application of IRC Section 368(a)(2)(D). The cumulative total of net deferred tax assets of Hancock and the related valuation allowance are included in the balances of net deferred taxes as of December 31, 1997. In accordance with SFAS No. 109, any subsequent reductions in the valuation allowance associated with the deferred tax assets of Hancock will be reflected as an adjustment to any goodwill with respect to the acquisition that remains unamortized.

  As of December 31, 1997, the Bank had an estimated NOL carryover for federal income tax purposes of $109.1 million expiring in years 2008 through 2011. Of this amount, $70.1 million is subject to annual utilization limitations as a result of the 1994 and 1995 changes of ownership. Of the estimated federal NOL carryover, $3.2 million represents Hancock NOLs which are subject to an annual utilization limitation as a result of the 1997 change of ownership occurring as part of its acquisition by the Bank. For California franchise tax purposes, the Bank had an estimated NOL carryover of $43.9 million. Of the estimated California NOL carryover, $40.3 million relates to the Bank's operations and expire in years 1998 through 2002, with $24.9 million of this amount subject to annual utilization limitations as a result of the 1994 and 1995 changes of ownership. The remaining $3.6 million in estimated California NOLs represent Hancock NOLs expiring in years 2000 through 2009 with an annual utilization limitation as a result of the 1997 change of ownership occurring as part of its acquisition by the Bank.

  The deferred tax assets related to both the estimated federal and California NOL carryovers at December 31, 1997 have been recorded with a partial corresponding valuation allowance in accordance with the provisions of SFAS No. 109.


REGULATORY CAPITAL COMPLIANCE

  The OTS capital regulations, as required by FIRREA include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks.

  As of December 31, 1997 and 1996, the Bank was "well capitalized" under PCA regulations adopted by the OTS pursuant to FDICIA. To be categorized as "well capitalized", the Bank must maintain minimum core capital, core risk-based capital and risk-based capital ratios as set forth in the table below. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since December 31, 1997 that management believes have changed the institution's category.

  The Bank's actual and required capital as of December 31, 1997 and 1996 are as follows:

                                                                                        TO BE CATEGORIZED
                                                                                       AS WELL CAPITALIZED
                                                                                           UNDER PROMPT
                                                                   FOR CAPITAL          CORRECTIVE ACTION
                                             ACTUAL             ADEQUACY PURPOSES          PROVISIONS
                                        ------------------      ------------------     -------------------
                                         AMOUNT      RATIO       AMOUNT      RATIO      AMOUNT      RATIO
                                        ---------    -----      --------     -----     --------     ------
                                                              (DOLLARS IN THOUSANDS)
As of December 31, 1997:
 Total capital (to risk-weighted
  assets)............................... $254,200    11.99%  *  $169,700  *  8.00%  *  $212,100  *  10.00%
 Core capital (to adjusted tangible
  assets)...............................  227,700     5.48   *   124,600  *  3.00   *   207,700  *   5.00
 Tangible capital (to tangible assets)..  218,300     5.27   *    62,200  *  1.50              N/A
 Core capital (to risk-weighted
  assets)...............................  227,700    10.74              N/A         *   127,200  *   6.00
As of December 31, 1996:
 Total capital (to risk-weighted
  assets)...............................  233,600    11.85   *   157,700  *  8.00   *   197,100  *  10.00
 Core capital (to adjusted tangible
  assets)...............................  209,200     6.29   *    99,800  *  3.00   *   166,300  *   5.00
 Tangible capital (to tangible assets)..  208,900     6.28   *    49,900  *  1.50              N/A
 Core capital (to risk-weighted
  assets)...............................  209,200    10.61              N/A         *   118,300  *   6.00

* represents greater than or equal to

  Under FDICIA, the OTS was required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. The OTS added an interest rate risk capital component to its risk-based capital requirement originally effective September 30, 1994. However, the OTS has temporarily postponed the implementation of the rule implementing the interest rate risk capital component until the OTS has collected sufficient data to determine whether the rule is effective in monitoring and managing interest rate risk. This capital component will require institutions deemed to have above normal interest rate risk to hold additional capital equal to 50% of the excess risk. No interest rate risk component would have been required to be added to the Bank's risk-based capital requirement at December 31, 1997 and 1996 had the rule been in effect at these times.

  The following table reconciles the Bank's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital as of December 31, 1997 and 1996.

                                                        TANGIBLE        CORE        RISK-BASED
                                                         CAPITAL       CAPITAL        CAPITAL
                                                         --------      --------       --------
                                                         BALANCE       BALANCE        BALANCE
                                                                (DOLLARS IN THOUSANDS)
As of December 31, 1997:
Stockholders' equity (1)...............................  $230,000      $230,000       $230,000
Unrealized loss on securities..........................     4,500         4,500          4,500
Adjustments:
 Goodwill..............................................    (6,500)       (6,500)        (6,500)
 Intangible assets.....................................    (9,700)         (300)          (300)
 GVA...................................................        --            --         26,600
 Equity investments....................................        --            --           (100)
                                                         --------      --------       --------
Regulatory capital (2).................................  $218,300      $227,700       $254,200
                                                         ========      ========       ========
As of December 31, 1996:
Stockholders' equity (1)...............................  $210,300      $210,300       $210,300
Unrealized gains on securities.........................    (1,000)       (1,000)        (1,000)
Adjustments:
 Goodwill..............................................      (300)           --             --
 Intangible assets.....................................      (100)         (100)          (100)
 GVA...................................................        --            --         24,600
 Equity investments....................................        --            --           (200)
                                                         --------      --------       --------
Regulatory capital (2).................................  $208,900      $209,200       $233,600
                                                         ========      ========       ========

------------------

(1) Fidelity's total stockholders' equity, in accordance with GAAP, was 5.52% and 6.32% of its total assets at December 31, 1997 and 1996, respectively.
(2) Both the OTS and the FDIC may examine the Bank as part of their legally prescribed oversight of the industry. Based on their examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.


CAPITAL RESOURCES AND LIQUIDITY

  The Bank derives funds from deposits, FHLB advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. In addition, funds are generated from loan payments and payoffs as well as from the sale of loans and investments.


 Sales and Securitization of Loans:

  During 1997 and 1996, no loans were securitized compared to $112.8 million of single family adjustable rate mortgages that the Bank securitized during 1995 through a swap of whole loans for MBSs. See "--Sales of Securities" below. Loan sales and securitizations in 1995 were completed for the purpose of downsizing the Bank's assets to maintain regulatory capital ratios. Sales of loans are dependent upon various factors, including volume of loans originated, interest rate movements, investor demand for loan products, deposit flows, the availability and attractiveness of other sources of funds, loan demand by borrowers, desired asset size and evolving capital and liquidity requirements. Due to the volatility and unpredictability of these factors, the volume of Fidelity's sales of loans has fluctuated significantly and no estimate of future sales can be made at this time. At December 31, 1997, 1996 and 1995, the Bank had no loans held for sale. Sales of loans, if any, from the held for investment portfolio, except for problem loans, would be caused by unusual events.

 FHLB Advances:

  The Company had a net increase in FHLB advances of $560.1 million for the year ended December 31, 1997. This compares to a net increase of $157.2 million for the year ended December 31, 1996, and net repayments of $40.0 million for the year ended December 31, 1995.


 Commercial Paper:

  Commercial paper outstanding was reduced by $40.0 million, $10.0 million and $350.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. The commercial paper program expired on August 5, 1997 and was not renewed by decision of the Bank.

 Loan Payments and Payoffs:

  Loan principal payments, including prepayments and payoffs, provided $262.8 million, $248.5 million and $194.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company expects that loan payments and prepayments will remain a significant funding source.


 Sales of Securities:

  The sale of investment securities and MBSs provided $309.5 million, $154.9 million and $264.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Bank held $953.4 million, $335.7 million and $126.0 million of investment securities and MBSs in its available for sale portfolio as of December 31, 1997, 1996 and 1995, respectively.


 Sale of Common and Preferred Stock:

  In the fourth quarter of 1995, Fidelity completed the 1995 Recapitalization of the Bank, pursuant to which Fidelity raised approximately $134.4 million in net new equity through the sale of 2,070,000 shares of Series A Preferred Stock and 11,750,000 shares of Class A Common Stock.


 Undrawn Sources:

  The Company maintains other sources of liquidity to draw upon, which at December 31, 1997 include (a) a line of credit with the FHLB with $359.9 million available, (b) $395.2 million in unpledged securities available to be placed in reverse repurchase agreements or sold and (c) $620.6 million of unpledged loans, some of which would be available to collateralize additional FHLB or private borrowings, or be securitized.

 Deposits:

  At December 31, 1997, the Company had deposits of $2.9 billion, up from the December 31, 1996 balance of $2.5 billion. The following table presents the distribution of deposit accounts at the dates indicated:

                                                               DECEMBER 31, 1997        DECEMBER 31, 1996
                                                             --------------------     ---------------------
                                                                          (DOLLARS IN THOUSANDS)
Money market accounts...................                     $   55,885       1.9%    $   65,605        2.6%
Checking accounts.......................                        336,036      11.7        287,711       11.5
Passbook accounts.......................                         67,502       2.3         53,665        2.2
                                                             ----------    ------     ----------     ------
 Total transaction accounts.............                        459,423      15.9        406,981       16.3
                                                             ----------    ------     ----------     ------
Certificates of deposit $100,000 and over                       721,206      24.9        543,336       21.8
Certificates of deposit less than $100,000                    1,711,172      59.2      1,545,616       61.9
                                                             ----------    ------     ----------     ------
 Total certificates of deposit..........                      2,432,378      84.1      2,088,952       83.7
                                                             ----------    ------     ----------     ------
 Total deposits.........................                     $2,891,801     100.0%    $2,495,933      100.0%
                                                             ==========    ======     ==========     ======

  The Company is currently eligible to accept brokered deposits; however, there were no brokered deposits outstanding at December 31, 1997 and 1996.


 Reverse Repurchase Agreements:

  From time to time the Company enters into reverse repurchase agreements by which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to one year). The Company deals only with dealers who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board or perceived by management to be financially strong. There were no reverse repurchase agreements outstanding at December 31, 1997, 1996 and 1995. In the year ended December 31, 1997 and 1996, the Company borrowed and repaid funds from reverse repurchase agreements of $25.5 million and $73.0 million, respectively. During 1995, the Bank had net repayments of reverse repurchase agreements of $46.5 million.


 Loan Fundings:

  Fidelity funded, either directly or through purchases, $233.1 million of gross loans (excluding Fidelity's refinancings) in the year ended December 31, 1997 compared to $13.9 million in the same period of 1996 and $19.1 million in the same 1995 period. The closing of the Company's wholesale and correspondent lending operations in the fourth quarter of 1994 resulted in reduced loan fundings in 1995 and a significant decrease in loan fundings during the year ended December 31, 1996.


 Contingent or Potential Uses of Funds:

  The Bank had unfunded loans totaling $1.7 million at December 31, 1997. The Bank had no unfunded loans at December 31, 1996 and 1995. The unfunded loans at December 31, 1997 were assumed as part of the Hancock acquisition.

 Liquidity:

  Effective November 24, 1997 the OTS revised its liquidity regulations. The required average daily balance of liquid assets was reduced from 5% to 4% of the liquidity base and the calculation changed from a monthly average to a quarterly average. The liquidity base calculation changed to include only the deposits due in one year or less rather than all deposits. Liabilities due in one year or less continue to be included in the base calculation. Additionally, the liquidity base is calculated only at quarter end and not based on a daily average. The type of securities qualified for liquidity was expanded to include all agency securities regardless of maturity. The Bank's quarterly average regulatory liquidity ratio was 22.75% at December 31, 1997. The Bank's monthly average regulatory liquidity ratios, under the liquidity regulations in force at the time were 6.86% and 6.85% for December 1996 and 1995, respectively.

 Holding Company Liquidity:

  At December 31, 1997 and 1996, Bank Plus had cash and cash equivalents of $1.0 million and $0.8 million, respectively, and no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity and Gateway in order to fund its cash needs, including its payment obligations on the $51.5 principal amount of Senior Notes issued in exchange for Fidelity's Preferred Stock. See Item 1."Business--General--Exchange Offer". Both Gateway's and Fidelity's ability to pay dividends or otherwise provide funds to Bank Plus are subject to significant regulatory restrictions. See Item 1. "Business-- Regulation and Supervision--Fidelity--Activities Regulation Not Related to Capital Compliance" and "--Regulation of Fidelity Affiliates."


RECENT ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information" in June 1997.

  SFAS No. 130  Reporting Comprehensive Income

  SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

  SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

  SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

 SFAS No. 131 -- Disclosures about Segments of an Enterprise and Related
                 Information

  SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries.

  SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

  SFAS No. 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, SFAS No. 131 does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

  SFAS No. 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

  SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                     PAGE
                                                                     ----
 ANNUAL CONSOLIDATED FINANCIAL STATEMENTS
  INDEPENDENT AUDITORS' REPORT.....................................   F-2


  CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Statements of Financial Condition................   F-3
     Consolidated Statements of Operations.........................   F-4
     Consolidated Statements of Stockholders' Equity...............   F-5
     Consolidated Statements of Cash Flows.........................   F-6
     Notes to Consolidated Financial Statements....................   F-8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Bank Plus Corporation
Los Angeles, California


  We have audited the consolidated statements of financial condition of Bank Plus Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Bank Plus Corporation and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Los Angeles, California
February 13, 1998

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (Dollars in thousands, except per share amounts)

                                                                                                 DECEMBER 31,
                                                                                           -------------------------
                                                                                              1997           1996
                                                                                           ----------     ----------
ASSETS:
 Cash and cash equivalents...............................................................  $  165,945     $   70,126
 Investment securities available for sale, at fair value.................................     100,837        156,251
 Investment securities held to maturity, at amortized cost...............................       3,189          5,178
 Mortgage-backed securities held for trading, at fair value..............................      41,050         14,121
 Mortgage-backed securities available for sale, at fair value............................     852,604        179,403
 Mortgage-backed securities held to maturity, at amortized cost..........................          --         30,024
 Loans receivable, net of allowances of $50,538 and $57,508
  at December 31, 1997 and 1996, respectively............................................   2,823,577      2,691,931
 Interest receivable.....................................................................      24,114         20,201
 Investment in Federal Home Loan Bank stock..............................................      60,498         52,330
 Real estate owned, net..................................................................      12,293         24,663
 Premises and equipment, net.............................................................      32,707         31,372
 Other assets............................................................................      50,992         54,690
                                                                                           ----------     ----------
                                                                                           $4,167,806     $3,330,290
                                                                                           ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
 Liabilities:
  Deposits...............................................................................  $2,891,801     $2,495,933
  Federal Home Loan Bank advances........................................................   1,009,960        449,851
  Senior notes...........................................................................      51,478             --
  Commercial paper.......................................................................          --         40,000
  Mortgage-backed notes..................................................................          --        100,000
  Other liabilities......................................................................      32,950         31,099
                                                                                           ----------     ----------
                                                                                            3,986,189      3,116,883
                                                                                           ----------     ----------
 Commitments and contingencies

 Preferred stock issued by consolidated subsidiary.......................................         272         51,750

 Stockholders' equity:
  Common stock:
    Common stock, par value $.01 per share; 78,500,000 shares
     authorized; 19,367,215 and 18,245,265 shares outstanding
     at December 31, 1997 and December 31, 1996, respectively............................         194            182
  Paid-in capital........................................................................     274,432        261,902
  Unrealized (losses) gains on securities available for sale, net of taxes...............      (4,467)         1,043
  Accumulated deficit....................................................................     (88,814)      (101,470)
                                                                                           ----------     ----------
                                                                                              181,345        161,657
                                                                                           ----------     ----------
                                                                                           $4,167,806     $3,330,290
                                                                                           ==========     ==========

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------------------
                                                                                         1997           1996           1995
                                                                                     -----------    -----------     ----------
INTEREST INCOME:
 Loans.............................................................................  $   205,275    $   213,013     $  227,710
 Mortgage-backed securities........................................................       29,435          5,772          3,535
 Investment securities and other...................................................       20,297         19,128         15,232
                                                                                     -----------    -----------     ----------
  Total interest income............................................................      255,007        237,913        246,477
                                                                                     -----------    -----------     ----------
INTEREST EXPENSE:
 Deposits..........................................................................      126,717        120,265        128,242
 Federal Home Loan Bank advances...................................................       40,807         16,161         17,411
 Other borrowings..................................................................        6,485         16,197         29,183
                                                                                     -----------    -----------     ----------
  Total interest expense...........................................................      174,009        152,623        174,836
                                                                                     -----------    -----------     ----------
NET INTEREST INCOME................................................................       80,998         85,290         71,641
 Provision for estimated loan losses...............................................       13,004         15,610         69,724
                                                                                     -----------    -----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR ESTIMATED LOAN LOSSES......................       67,994         69,680          1,917
                                                                                     -----------    -----------     ----------
NONINTEREST INCOME (EXPENSE):
 Loan fee income...................................................................        2,121          2,295          3,606
 Gains on loans sales, net.........................................................           37             22            522
 Fee income from sale of uninsured investment products.............................        5,959          4,456          4,117
 Fee income on deposits and other income...........................................        3,365          3,044          3,260
 Gains on sales of securities and trading activities, net..........................        2,670          1,336          4,098
 Writedown of mortgage-backed securities, available for sale.......................       (4,838)            --             --
 Fee income on Americash...........................................................        1,049             --             --
 Gains on sales of servicing.......................................................           --             --          4,604
                                                                                     -----------    -----------     ----------
                                                                                          10,363         11,153         20,207
                                                                                     -----------    -----------     ----------
 Provision for estimated real estate losses........................................       (1,060)        (3,219)        (3,366)
 Direct costs of real estate operations, net.......................................       (5,413)        (5,688)        (5,779)
                                                                                     -----------    -----------     ----------
                                                                                          (6,473)        (8,907)        (9,145)
                                                                                     -----------    -----------     ----------
  Total noninterest income.........................................................        3,890          2,246         11,062
                                                                                     -----------    -----------     ----------
OPERATING EXPENSE:
 Personnel and benefits............................................................       29,564         27,022         34,859
 Occupancy.........................................................................       11,647         10,353         12,337
 Federal Deposit Insurance Corporation insurance...................................        2,563          6,936          8,205
 Professional services.............................................................       11,054         11,156         10,601
 Office-related expenses...........................................................        3,819          3,552          4,611
 Capitalized software charge.......................................................           --             --          4,297
 Other.............................................................................        4,449          5,432          7,044
                                                                                     -----------    -----------     ----------
                                                                                          63,096         64,451         81,954
 Savings Association Insurance Fund special assessment.............................           --         18,000             --
                                                                                     -----------    -----------     ----------
  Total operating expense..........................................................       63,096         82,451         81,954
                                                                                     -----------    -----------     ----------
EARNINGS (LOSS) BEFORE INCOME TAXES AND MINORITY
 INTEREST IN SUBSIDIARY............................................................        8,788        (10,525)       (68,975)
 Income tax (benefit) expense......................................................       (8,100)        (1,093)             4
                                                                                     -----------    -----------     ----------
EARNINGS (LOSS) BEFORE MINORITY INTEREST IN SUBSIDIARY.............................       16,888         (9,432)       (68,979)
 Minority interest in subsidiary (dividends on subsidiary
  preferred stock).................................................................        4,235          4,657             --
                                                                                     -----------    -----------     ----------
NET EARNINGS (LOSS)................................................................       12,653        (14,089)       (68,979)
 Preferred stock dividends.........................................................           --          1,553             --
                                                                                     -----------    -----------     ----------
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS..................................  $    12,653    $   (15,642)    $  (68,979)
                                                                                     ===========    ===========     ==========
BASIC EARNINGS (LOSS) PER COMMON SHARE.............................................  $      0.67    $     (0.86)    $    (8.84)
                                                                                     ===========    ===========     ==========
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...................................   18,794,887     18,242,887      7,807,201
                                                                                     ===========    ===========     ==========
DILUTED EARNINGS (LOSS) PER COMMON SHARE...........................................  $      0.66    $     (0.85)    $    (8.83)
                                                                                     ===========    ===========     ==========
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.................................   19,143,233     18,438,454      7,815,560
                                                                                     ===========    ===========     ==========

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)


                                                             CLASS A              CLASS B             CLASS C
                                      COMMON STOCK         COMMON STOCK         COMMON STOCK        COMMON STOCK
                                  -------------------  -------------------  -------------------  -------------------
                                    SHARES     AMOUNT     SHARES    AMOUNT    SHARES     AMOUNT    SHARES     AMOUNT
                                  ----------   ------  -----------  ------  ----------  -------  ----------  -------
Balance, January 1, 1995..........         -   $    -   19,860,474  $  199   4,202,243  $    42   1,907,143  $    19
Reclass Class B Stock to Class
  A Stock(1).....................          -        -    4,202,243      42  (4,202,243)     (42)          -        -
Reclass Class C Stock to Class
  A Stock(1).....................          -        -    1,907,143      19           -        -  (1,907,143)     (19)
Issuance of Class A Stock (2)....          -        -   47,000,000     470           -        -           -        -
Unrealized gain on securities
 available for sale, net of taxes          -        -            -       -           -        -           -        -
Minimum pension liability
 Adjustment......................          -        -            -       -           -        -           -        -
Effect of one-for-four Reverse
 Stock Split (3).................          -        -  (54,727,395)   (548)          -        -           -        -
Net loss for 1995................          -        -            -       -           -        -           -        -
                                  ----------   ------  -----------  ------  ----------  -------  ----------  -------
Balance, December 31,1995........          -        -   18,242,465     182           -        -           -        -
Unrealized gain on securities
 available for sale, net of taxes          -        -            -       -           -        -           -        -
Cash dividends on preferred stock
 issued by consolidated
 subsidiary......................          -        -            -       -           -        -           -        -
Exercise of stock options........          -        -        2,800       -           -        -           -        -
Holding company re-organization
 and capitalization (4).......... 18,245,265      182  (18,245,265)   (182)          -        -           -        -
Net loss for 1996................          -        -            -       -           -        -           -        -
                                  ----------   ------  -----------  ------  ----------  -------  ----------  -------
Balance, December 31,1996........ 18,245,265      182            -       -           -        -           -        -
Unrealized (loss) on securities
 available for sale, net of taxes          -        -            -       -           -        -           -        -
Minority interest in subsidiary
 (accrued dividends on
  subsidiary preferred stock)....          -        -            -       -           -        -           -        -
Acquisition of Hancock Savings
 Bank (5)........................  1,058,575       11            -       -           -        -           -        -
Exercise of stock options........     63,375        1            -       -           -        -           -        -
Net earnings for 1997............          -        -            -       -           -        -           -        -
                                  ----------   ------  -----------  ------  ----------  -------  ----------  -------
Balance, December 31,1997........ 19,367,215   $  194            -  $    -           -  $     -           -       -
                                  ==========   ======  ===========  ======  ==========  =======  ==========  =======

                                                                    UNREALIZED    MINIMUM      RETAINED       TOTAL
                                     PREFERRED STOCK                GAIN(LOSS)    PENSION     EARNINGS/       STOCK-
                                   --------------------   PAID-IN      ON         LIABILITY  (ACCUMULATED    HOLDERS'
                                    SHARES       AMOUNT   CAPITAL   SECURITIES   ADJUSTMENT   DEFICIT)       EQUITY
                                   ---------     ------  --------   ----------   ----------   -----------   ---------
Balance, January 1, 1995..........         -     $    -  $179,431       (3,482)      (2,813)      (16,849)  $ 156,547
Reclass Class B Stock to Class
  A Stock(1).....................          -          -         -            -            -             -           -
Reclass Class C Stock to Class
  A Stock(1).....................          -          -         -            -            -             -           -
Issuance of Class A Stock (2)....  2,070,000     51,750    82,172            -            -             -     134,392
Unrealized gain on securities
 available for sale, net of taxes          -          -         -        4,270            -             -       4,270
Minimum pension liability
 Adjustment......................          -          -         -            -        2,813             -       2,813
Effect of one-for-four Reverse
 Stock Split (3).................          -          -       548            -            -             -           -
Net loss for 1995................          -          -         -            -            -       (68,979)    (68,979)
                                    ---------    ------  --------   ----------   ----------   -----------   ---------
Balance, December 31,1995........   2,070,000    51,750   262,151          788            -       (85,828)    229,043
Unrealized (loss) on securities
 available for sale, net of taxes           -         -         -          255            -             -         255
Cash dividends on preferred
 stock issued by consolidated
 subsidiary......................           -         -         -            -            -        (1,553)     (1,553)
Exercise of stock options........           -         -        23            -                          -          23
Holding company re-organization
 and capitalization (4)..........  (2,070,000)  (51,750)     (272)           -                          -     (52,022)
Net loss for 1996................           -         -         -            -            -       (14,089)    (14,089)
                                    ---------    ------  --------   ----------   ----------   -----------   ---------
Balance, December 31,1996........           -         -   261,902        1,043            -      (101,470)    161,657
Unrealized gain on securities
 available for sale, net of taxes           -         -         -       (5,510)           -             -      (5,510)
Minority interest in subsidiary
 (accrued dividends on
  subsidiary preferred stock)....           -         -         -            -            -             3           3
Acquisition of Hancock Savings
 Bank (5)........................           -         -    12,001            -            -             -      12,012
Exercise of stock options........           -         -       529            -                          -         530
Net earnings for 1997............           -         -         -            -            -        12,653      12,653
                                    ---------    ------  --------   ----------   ----------   -----------   ---------
Balance, December 31,1997........           -    $    -  $274,432   $   (4,467)  $        -   $   (88,814)  $ 181,345
                                    =========    ======  ========   ==========   ==========   ===========   =========


(1) In connection with the 1995 Recapitalization the Company converted 4,202,243 shares of Class B Common Stock and 1,907,143 shares of Class C Common Stock to Class A Common Stock.
(2) During 1995, Fidelity issued and sold to investors in a public offering 47,000,000 shares of Class A Common Stock for $82.6 million and 2,070,000 shares of preferred stock for $51.8 million.
(3) Common Stock share data has been retroactively adjusted for the one-for-four reverse stock split approved by stockholders on February 9, 1996.
(4) In May 1996, Fidelity completed a holding company reorganization pursuant to which all of the outstanding Common Stock of Fidelity was converted on a one-for-one basis into all the outstanding Common Stock of Bank Plus, the holding company. In addition, the Preferred Stock of the Bank was reclassed from stockholders equity to minority interests.
(5) In July 1997, the Company completed the acquisition of all of the outstanding common stock of Hancock Savings Bank, F.S.B., a Los Angeles based federal savings bank with five branches.


                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------
                                                                                 1997           1996           1995
                                                                              ---------      ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)........................................................  $  12,653      $ (14,089)      $(68,979)
 Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Provisions for estimated loan and real estate losses......................     14,064         18,829         73,090
  Provisions for capitalized software charge................................         --             --          4,297
  Capitalized loan origination costs........................................        (32)          (103)           (58)
  Gains on sale of loans and securities.....................................     (2,707)        (1,358)        (4,620)
  Federal Home Loan Bank stock dividends....................................     (3,473)        (3,072)        (2,438)
  Depreciation and amortization.............................................      4,764          3,834          5,587
  Amortization of discounts and accretion of premiums
   and deferred loan items, net.............................................        295         (2,049)        (2,790)
  Writedown on mortgage-backed securities available for sale................      4,838             --             --
 Purchases of mortgage-backed securities held for trading...................    (60,717)       (38,972)            --
 Principal repayments of mortgage-backed securities held for trading........      2,405             62             --
 Proceeds from sales of mortgage-backed securities held for trading.........     31,915         24,971             --
 Purchases of Federal Home Loan Bank stock..................................     (3,506)            --             --
 Proceeds from sales of loans held for sale.................................         --             --          1,290
 Interest receivable (increase) decrease....................................     (2,795)           (39)            94
 Other assets decrease (increase)...........................................     31,317        (34,383)        (1,092)
 Deferred income tax benefit................................................     (8,353)            --             --
 Interest payable increase..................................................        989          1,280          8,017
 Other liabilities and deferred income (decrease) increase..................     (5,681)         2,554           (400)
                                                                              ---------      ---------       --------
  Net cash provided by (used in) operating activities.......................     15,976        (42,535)        11,998
                                                                              ---------      ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Hancock Saving Bank, F.S.B. acquisition....................................     52,908             --             --
 Coast Federal Bank, FSB branch acquisition.................................     47,489             --             --
 Purchases of investment securities available for sale......................         --       (201,313)       (45,569)
 Maturities of investment securities available for sale.....................     15,000         42,950         22,286
 Proceeds from sales of investment securities available for sale............     42,850         89,479        102,061
 Purchase of investment securities held to maturity.........................         --             --        (25,001)
 Maturities of investment securities held to maturity.......................      2,286          2,286         10,000
 Purchases of mortgage-backed securities available for sale.................   (945,191)      (206,089)       (27,858)
 Principal repayments of mortgage-backed securities available for sale......     62,798          4,655          7,952
 Proceeds from sales of mortgage-backed securities available for sale.......    234,747         40,490        162,365
 Purchase of mortgage-backed securities held to maturity....................         --        (15,869)       (16,234)
 Principal repayments of mortgage-backed securities held to maturity........      3,037          1,397          3,408
 Realized loss on hedging of mortgage-backed securities available
  for sale..................................................................     (3,541)            --             --
 Loans receivable, net (increase) decrease..................................    (52,292)       184,768        131,608
 Proceeds from sales of real estate, net....................................     59,542         35,544         34,063
 Premises and equipment (additions) dispositions, net.......................     (3,768)          (844)         1,661
                                                                              ---------      ---------       --------
     Net cash (used in) provided by investing activities....................   (484,135)       (22,546)       360,742
                                                                              ---------      ---------       --------
                                                                                        (Continued on following page)

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                            (Dollars in thousands)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                              -------------------------------------------
                                                                                   1997            1996            1995
                                                                                ----------       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Demand deposits and passbook savings, net decrease...........................  $   (3,179)      $(125,589)      $ (66,670)
 Certificate accounts, net increase (decrease)................................     146,518          20,653         (29,733)
 Payment of preferred stock dividend..........................................          --          (1,553)             --
 Proceeds from Federal Home Loan Bank advances................................   1,320,941         349,008          80,000
 Repayments of Federal Home Loan Bank advances................................    (760,832)       (191,857)       (120,000)
 Short-term borrowing decrease................................................     (40,000)        (10,000)       (350,000)
 Repayments of long-term borrowings, net......................................    (100,000)             --              --
 Proceeds from issuance of capital stock, net.................................          --              --         134,392
 Bank Plus capitalization costs...............................................          --            (272)             --
 Stock options exercised......................................................         530              23              --
                                                                                ----------       ---------       ---------
  Net cash provided by (used in) financing activities.........................     563,978          40,413        (352,011)
                                                                                ----------       ---------       ---------
    Net increase (decrease) in cash and cash equivalents......................      95,819         (24,668)         20,729
  Cash and cash equivalents at beginning of period............................      70,126          94,794          74,065
                                                                                ----------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD................................  $  165,945       $  70,126       $  94,794
                                                                                ==========       =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash (paid) received during the period for:
  Interest on deposits, advances and other borrowings.........................  $ (171,811)      $(149,067)      $(166,239)
  Income tax refund...........................................................         493             257           5,837
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING   ACTIVITIES:
 Additions to real estate acquired through foreclosure........................      53,214          48,663          51,872
 Loans originated to finance sale of real estate owned........................       8,378           4,758           9,037
 Loans originated to finance bulk sale of real estate
  owned to Citadel Holding Corporation........................................          --              --           5,339
 Transfers from held to maturity portfolio to available for sale portfolio:
  Loans receivable............................................................          --              --          68,995
  Investment securities.......................................................          --              --         141,678
  Mortgage-backed securities..................................................      26,998              --          16,404
 Transfers from available for sale portfolio to held to maturity portfolio:
  Investment securities.......................................................          --           7,378              --
  Mortgage-backed securities..................................................          --          15,552           3,603
 Mortgage loans exchanged for mortgage-backed securities......................          --              --         112,840
 Exchange of preferred stock for senior notes:
  Senior notes................................................................      51,478              --              --
  Minority Interest:  Preferred stock of consolidated subsidiary..............     (51,478)             --              --
DETAILS OF HANCOCK SAVING BANK, F.S.B. ACQUISITION:
 Fair value of assets and intangible acquired.................................     212,693              --              --
 Goodwill.....................................................................       6,589              --              --
 Liabilities assumed..........................................................     207,270              --              --
 Common stock issued..........................................................      12,012              --              --
 Cash acquired................................................................      52,908              --              --

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

 NOTES TO CONSOLIDATD FINANCIAL STATEMENTS Three Years Ended December 31, 1997


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of Bank Plus Corporation ("Bank Plus") and subsidiaries. Bank Plus is the holding company of Fidelity Federal Bank, a Federal Savings Bank and its subsidiaries (the "Bank" or "Fidelity") and Gateway Investment Services, Inc. ("Gateway"). Unless otherwise indicated, references to the "Company" include Bank Plus, Fidelity, Gateway, and all subsidiaries of Bank Plus and Fidelity. Bank Plus' headquarters are in Los Angeles, California. The Company offers a broad range of consumer financial services, including demand and term deposits, uninsured investment products, and loans to consumers, through 38 full-service branches, 37 of which are located in southern California, principally in Los Angeles and Orange counties and one is located in Bloomington, Minnesota. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1997 presentation.

  In the first quarter of 1997, the Company filed a Registration Statement on Form S-4 (the "Acquisition S-4") for up to approximately $75.0 million in shares of Bank Plus Common Stock (the "Acquisition Shares") that may be issued from time to time as consideration (in whole or in part) for possible future acquisitions. The Securities and Exchange Commission (the "SEC") declared the Acquisition S-4 effective on June 2, 1997. Under the Acquisition S-4, the Company, on July 29, 1997, issued 1,058,575 shares of Bank Plus Common Stock in connection with the acquisition of Hancock Savings Bank, FSB ("Hancock") (see "Note 2--Acquisitions"). The Board of Directors of Bank Plus (or an authorized committee thereof) will negotiate, determine and approve on behalf of the Company the number of Acquisition Shares to be issued in any acquisition and the terms and conditions of all agreements to be entered into by the Company in connection therewith. Offers to sell any of the Acquisition Shares, if any, will be made only pursuant to the prospectus constituting a part of the Acquisition S-4.

  On July 29, 1997, the Company completed the acquisition of all of the outstanding stock of Hancock, which had five branches, assets of approximately $210.1 million and deposits of approximately $203.7 million at June 30, 1997. The Company acquired all of the stock of Hancock in exchange for 1,058,575 shares of Bank Plus Common Stock in a transaction valued at approximately $12 million.

  On July 18, 1997, the Company completed an exchange offer (the "Exchange Offer") of the Company's 12% Senior Notes due July 18, 2007 (the "Senior Notes") for the outstanding shares of 12% Noncumulative Exchangeable Perpetual Stock, Series A (the "Series A Preferred Stock") issued by Fidelity in 1995. The Company accepted 2,059,120 shares of Series A Preferred Stock in exchange for approximately $51.5 million principal amount of Senior Notes. Holders of approximately 11,000 shares of the Series A Preferred Stock elected not to participate in the Exchange Offer and are reflected as minority interest on the Statement of Financial Condition as of December 31, 1997.

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

                    BANK PLUS CORPORATION AND SUBSIDIARIES

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

  In the fourth quarter of 1995, Fidelity completed a plan of recapitalization (the "1995 Recapitalization"), pursuant to which Fidelity raised approximately $134.4 million in net new equity through the sale of 2,070,000 shares of Series A Preferred Stock, and 47,000,000 shares of Fidelity Class A Common Stock. As of December 31, 1996, the Series A Preferred Stock of the Bank is presented on the Company's Consolidated Statements of Financial Condition as "Preferred stock issued by consolidated subsidiary" and the dividends on such preferred stock subsequent to the date of the Reorganization are reflected in the Company's Consolidated Statement of Operations as "Minority interest in subsidiary."


 Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods. There were no federal funds outstanding at December 31, 1997 and $29.0 million of federal funds outstanding at December 31, 1996. There were $28.0 million in whole loan investment repurchase agreements at December 31, 1997 and none at December 31, 1996. Fidelity is required by the Federal Reserve System to maintain noninterest-earnings cash funds reserves based upon the outstanding balances in certain of its transaction accounts. At December 31, 1997, the required reserves, including vault cash, totaled $8.8 million.


 Investment Securities and Mortgage-backed Securities

  The Company's investment in securities principally consists of U.S. treasury and agency securities and mortgage-backed securities ("MBSs"). The Bank classifies its investment in securities as held to maturity securities, trading securities and available for sale securities as applicable. Held to maturity securities are carried at amortized cost, while trading and available for sale securities are carried at fair value. Unrealized gains or losses on trading securities are reflected currently in earnings, and on available for sale securities are reflected as a separate component in stockholder's equity, net of any tax effect. Income on securities is recognized using the level yield method and gains or losses on sales are recorded on a specific identification basis.

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

                    BANK PLUS CORPORATION AND SUBSIDIARIES

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

  As of January 1, 1995, the Bank adopted Statement of Financial Accounting Standards ("SFAS') No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 amends certain provisions of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require recognition of the rights to service mortgage loans for others as separate assets, however those rights are acquired, eliminating the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. SFAS No. 122 also requires that capitalized mortgage servicing assets be assessed for impairment based on the fair value of those rights. As a consequence of the adoption of SFAS No. 122, gains on sales of loans for the year ended December 31, 1995 increased by $0.7 million and the Company's loss per share decreased by $0.08. SFAS No. 122 was superseded for transactions recorded after December 31, 1996, by SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Debt". There were no transactions recorded after December 31, 1996.


 Real Estate Owned

  Real estate held for sale is acquired when property collateralizing a loan is foreclosed upon or otherwise acquired by the Company in satisfaction of the loan. Real estate acquired through foreclosure is recorded at the lower of fair value or the recorded investment in the loan satisfied at the date of foreclosure. Fair value is based on the net amount that the Company could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Inherent in the computation of estimated fair value are assumptions about the length of time the Company may have to hold the property before disposition. The holding costs through the expected date of sale and estimated disposition costs are included in the valuations. Adjustments to the carrying value of the assets are made through valuation allowances and charge-offs, recognized through a charge to operations.


 Allowances for Estimated Losses on Loans and Real Estate Owned

  The Company estimates allowances for estimated losses on loans and real estate owned ("REO") which represents the Company's estimate of identified and unidentified losses in the Company's portfolios. These estimates, while based upon historical loss experience and other relevant data, are ultimately subjective and inherently uncertain. The Company has established valuation allowances for estimated losses on specific loans

                    BANK PLUS CORPORATION AND SUBSIDIARIES
and REO ("specific valuation allowances" or "SVA") and for the inherent risk in the loan and REO portfolios which has yet to be specifically identified ("general valuation allowances" or "GVA"). Specific valuation allowances are allocated from the GVA when, in the Company's judgment, a loan is impaired or the REO has declined in value and the loss is probable and estimable. When these estimated losses are determined to be permanent, such as when a loan is foreclosed and the related property is transferred to REO, specific valuation allowances are charged off.

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


 Loan Servicing

  Fidelity services mortgage loans for investors. Fees earned for servicing loans owned by investors are reported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred.


 Stock-based Compensation

  SFAS No. 123 "Accounting for Stock-based Compensation," became effective in 1996. The statement encourages, but does not require companies to record compensation cost for stock based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. As required by SFAS No. 123, the Company has disclosed the pro forma effects of the fair value method in Note 16.


 Depreciation and Amortization

  Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lives of the respective leases or the useful lives of the improvements, whichever is shorter.


 Earnings per Share

  SFAS No. 128 "Earnings Per Share" became effective in 1997. This statement simplifies the standards for computing and presenting earnings per share ("EPS") as previously prescribed by Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. The dilutive potential common share as of December 31, 1997, 1996 and 1995 are 348,346,

                    BANK PLUS CORPORATION AND SUBSIDIARIES

195,567 and 8,359, respectively, relating to incremental shares from assumed conversions of stock options and deferred stock grants.


 Intangible Assets

  The excess of cost over the fair value of net assets acquired in connection with the acquisition of Hancock in 1997, which is included in other assets on the Company's Consolidated Statements of Financial Condition, and is being amortized to operations over fifteen years. The cost of core deposits purchased is being amortized over the average life of the deposits acquired, generally five to ten years. At December 31, 1997, goodwill and the cost of deposits purchased totaled $6.4 million and $9.4 million, respectively, and had a remaining life of 15 years and 7 years, respectively.


 Income Taxes

  Income taxes are provided to reflect deferred tax assets or liabilities on the balance sheet based upon the tax effects of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

  Through August 4, 1994, the 1994 restructuring and recapitalization date, the Bank filed a consolidated federal income tax return and a combined California franchise tax return with its former parent company, Citadel. Pursuant to the 1994 restructuring and recapitalization Fidelity raised approximately $109 million in net new equity, and Citadel's ownership interest in Fidelity was reduced to 16.2% of the then outstanding common stock. As a result of this 1994 restructuring and recapitalization, the Bank was no longer eligible to file a tax return on a consolidated or combined basis with Citadel. Accordingly, Fidelity and its subsidiaries filed a consolidated federal income tax return and a combined California franchise tax return with the Bank as the common parent corporation for the period of August 5, 1994 through December 31, 1994 and the 1995 calendar year. Fidelity and its subsidiaries have filed a consolidated federal income tax return and a combined California franchise tax return with its new parent company, Bank Plus for the 1996 calendar year, and will continue to file as such for subsequent years.


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

  The Company has employed interest rate swaps, caps and floors in the management of interest rate risk. Interest rate swaps generally involve the exchange of fixed or floating interest payments without the exchange of the underlying principal amounts. Interest rate caps and floors generally involve the payment of a one time premium to a counterparty who, if interest rates rise or fall above or below a predetermined level, will make payments to the Company at an agreed upon rate for the term of the agreement until such time as interest rates fall below or rise above the cap or floor level. Settlement accounting is utilized for interest rate swaps, caps or floors entered into for purposes of modifying the interest rate characteristic of interest-earning assets

                    BANK PLUS CORPORATION AND SUBSIDIARIES
or interest-bearing liabilities. Under settlement accounting, amounts receivable or payable related to such contracts are recognized as interest income or expense, depending upon the assets or liabilities to which they are matched. Gains or losses on early terminations of swaps, caps or floors are included in the carrying amount of the related asset or liability and amortized as yield adjustments over the remaining terms of the terminated instruments. The premiums paid for interest rate caps and floors are capitalized and amortized over the life of the contracts using the straight line method. To qualify for settlement accounting, the instruments must have notional amounts equal to or less than the matched asset or liability and the term must be equal to or a shorter period than the matched asset or liability. If the criteria for settlement accounting is not met, the derivative instruments utilized are fair valued with such amounts reported in current earnings.

  Options on treasury futures, interest rate caps and swaps and forward commitments to purchase or sell MBSs entered into for trading purposes are carried at fair value. Realized and unrealized changes in fair values are recognized in earnings in the period in which the changes occur. Treasury futures used to hedge the fluctuations in fair values of available for sale securities are carried at fair value, with realized and unrealized changes in fair value recognized in a separate component of stockholders' equity. Realized gains and losses on termination of such hedge instruments are amortized into interest income or expense over the expected remaining life of the hedged asset or liability. Management monitors the correlation of the changes in fair values between the hedge instruments and the securities being hedged to ensure high correlation. Prior to the inception of a new hedge program the Company reviews historical relationships of the potential hedge instrument and the securities to be hedge to determine that correlation is expected. The correlation of new hedge programs is reviewed after the first six months and at the end of every quarter thereafter. If the criteria for hedge accounting is not met, the fair value adjustments of the derivative instruments are reported in current earnings.


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


 Recent Accounting Pronouncements

  The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997.

SFAS No. 130--Reporting Comprehensive Income

  SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

  SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

SFAS No. 131 -- Disclosures about Segments of an Enterprise and Related Information

  SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirements to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries.

  SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

  SFAS No. 131 requires that a public business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliation's of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that all public business enterprises report information about the revenues derived from the enterprise's products or services (or groups of similar products and services), about the countries in which the enterprise earns revenues and holds assets, and about major customers regardless of whether that information is used in making operating decisions. However, SFAS No. 131 does not require an enterprise to report information that is not prepared for internal use if reporting it would be impracticable.

  SFAS No. 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

  SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 2--ACQUISITIONS

  On July 29, 1997, the Company completed the acquisition of all of the outstanding common stock of Hancock, a Los Angeles-based institution with five branches. The total consideration paid to the Hancock stockholders was 1,058,575 shares of Bank Plus Common Stock valued at $11.3469 per share.

  The acquisition of Hancock was accounted for as a purchase and was reflected in the consolidated statements of financial condition of the Company as of June 30, 1997. The Company's consolidated statement of operations includes the revenues and expenses of the acquired business beginning July 1, 1997. The purchase price was allocated to the assets purchased (including identifiable intangible assets) and the liabilities assumed based upon their estimated fair values at the date of acquisition. The Company identified a core deposit intangible of approximately $8.6 million, which will be amortized over seven years, the estimated average life of the deposits acquired. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $6.6 million, which has been accounted for as goodwill and will be amortized over 15 years using the straight-line method.

  The following unaudited pro forma information presents a summary of consolidated results of operations for the years ended December 31, 1997 and 1996 of the Company and Hancock assuming the acquisition had occurred on January 1, 1997 and 1996, with pro forma adjustments to give effect to the amortization of goodwill and the core deposit intangible.

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              -----------------
                                                                1997      1996
                                                              -------  --------
                                                             (Dollars in thousands,
                                                           except per share amounts)

    Net interest income....................                   $83,386  $ 90,161
    Provisions for estimated loan losses...                    13,514    22,585
    Other income...........................                     4,057     2,726
    Operating expenses.....................                    66,390    89,370
    Net earnings (loss) available for common stockholders.     11,402   (24,187)
    Basic earnings (loss) per common share.                      0.59     (1.25)
    Diluted earnings (loss) per common share........             0.58     (1.24)

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

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 3--INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

  The following table summarizes investment securities and MBSs available for sale portfolio.

                                                                                         UNREALIZED
                                                                 AMORTIZED   ----------------------------------    AGGREGATE
                                                                   COST       GAINS      LOSSES          NET       FAIR VALUE
                                                                 ---------   -------   -----------   ----------    ----------
                                                                                    (DOLLARS IN THOUSANDS)
DECEMBER 31, 1997
Investment securities:
 U.S. Treasury and agency securities (1)........................  $100,032    $  880     $    (75)     $    805      $100,837
                                                                  --------    ------     --------      --------      --------
MBSs:
 FHLMC..........................................................    10,384        11         (120)         (109)       10,275
 FNMA...........................................................   228,893     2,095         (479)        1,616       230,509
 GNMA...........................................................   221,716     1,092           --         1,092       222,808
 Participation certificates.....................................    24,860        --           --            --        24,860
 Collateralized mortgage obligations............................   344,513       194       (1,495)       (1,301)      343,212
 LIBOR Asset Trust..............................................    20,940        --           --            --        20,940
                                                                  --------    ------     --------      --------      --------
                                                                   851,306     3,392       (2,094)        1,298       852,604
                                                                  --------    ------     --------      --------      --------
  Total available for sale......................................  $951,338    $4,272     $ (2,169)        2,103      $953,441
                                                                  ========    ======     ========                    ========
Net unrealized losses on investment securities
 included in amortized cost (1).................................                                          (872)
Net unrealized and realized losses, hedging
 activities (1)(2)..............................................                                         (5,898)
Deferred tax benefit associated with total mark
 to market loss.................................................                                            200
                                                                                                       --------
Net amount included in stockholders' equity.....................                                       $ (4,467)
                                                                                                       ========

DECEMBER 31, 1996
Investment securities:
 U.S. Treasury and agency securities (1)........................  $155,353    $1,298     $   (400)     $    898      $156,251
                                                                  --------    ------     --------      --------      --------
MBSs:
 FHLMC..........................................................    61,469       903          (10)          893        62,362
 FNMA...........................................................    54,624       946          (22)          924        55,548
 GNMA...........................................................    35,703       110         (133)          (23)       35,680
 Participation certificates.....................................    25,813        --           --            --        25,813
                                                                  --------    ------     --------      --------      --------
                                                                   177,609     1,959         (165)        1,794       179,403
                                                                  --------    ------     --------      --------      --------
  Total available for sale......................................  $332,962    $3,257     $   (565)        2,692      $335,654
                                                                  ========    ======     ========                    ========
Net unrealized losses on investment securities
 included in amortized cost (1)...............................                                           (2,009)
Net unrealized and realized gains, hedging......................                                            360
 activities (1)(2)..............................................                                       --------
Net amount included in stockholders'............................                                       $  1,043
 equity.................................                                                               ========

---------------

(1) Amortized cost of certain securities that were previously transferred between portfolios includes unamortized market value adjustments recorded at the time of transfer to the held to maturity portfolio.
(2) Includes net realized gains (losses) of $(3.4) million and $0.3 million in 1997 and 1996, respectively, from hedging activities which are amortized over the lives of the hedged securities as required by SFAS No. 115.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  The following table summarizes the investment securities and MBSs held to maturity portfolios.

                                                             UNREALIZED
                                      AMORTIZED   ---------------------------------   AGGREGATE
                                        COST      GAINS     LOSSES          NET       FAIR VALUE
                                      ---------   -----   -----------   -----------   ----------
                                                        (DOLLARS IN THOUSANDS)
DECEMBER 31, 1997
 Investment securities(1) (2)......     $ 3,189     $19     $  --         $     19       $ 3,208
                                        =======     ===     ========      ========       =======
DECEMBER 31, 1996
 Investment securities(1) (2)......     $ 5,178     $20     $  --               20       $ 5,198
 MBSs non-agency...................      30,024      --       (2,855)       (2,855)       27,169
                                        -------     ---     --------      --------       -------
  Total held to maturity...........     $35,202     $20     $ (2,855)     $ (2,835)      $32,367
                                        =======     ===     ========      ========       =======

--------------
(1) Amortized cost of certain securities that were previously transferred between portfolios includes unamortized market value adjustments recorded at the time of transfer to the held to maturity portfolio.
(2) Represents U.S. Treasury securities which have been pledged as credit support to a securitization of loans by the Company.


  The following table summarizes the weighted average yield of debt securities as of the dates indicated:

                                         DECEMBER 31,
                                        --------------
                                        1997      1996
                                        ----      ----
     Investment securities:
      Available for sale............    5.53%     6.20%
      Held to maturity..............    6.00      5.77
     MBSs:
      Available for sale............    7.05      7.51
      Held to maturity..............      --      7.52
      Held for trading..............    6.66      6.54


  The following table presents the available for sale and held to maturity portfolios at December 31, 1997 by contractual maturity. Actual maturities on MBSs may differ from contractual maturities due to scheduled periodic payments and prepayments.

                                                                          UNREALIZED
                                                         AMORTIZED   --------------------    AGGREGATE
                                                           COST       GAINS      LOSSES      FAIR VALUE
                                                         ---------   -------   -----------   ----------
                                                                     (DOLLARS IN THOUSANDS)

AVAILABLE FOR SALE:
 Investment Securities:
  Over 1 year to 5 years..............................    $ 90,032    $  880     $    (75)     $ 90,837
  Over 10 years.......................................      10,000        --           --        10,000
                                                          --------    ------     --------      --------
                                                           100,032       880          (75)      100,837
                                                          --------    ------     --------      --------
 MBSs:
  Over 1 year to 5 years..............................     124,320        11         (599)      123,732
  Over 10 years.......................................     726,986     3,381       (1,495)      728,872
                                                          --------    ------     --------      --------
                                                           851,306     3,392       (2,094)      852,604
                                                          --------    ------     --------      --------
   Total Available for Sale...........................    $951,338    $4,272     $ (2,169)     $953,441
                                                          ========    ======     ========      ========

HELD TO MATURITY:
 Investment Securities over 1 year to 5 years.........    $  3,189    $   19     $     --      $  3,208
                                                          ========    ======     ========      ========

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  The following gains and losses were realized from the sale of investment securities and MBSs, the costs of which were computed on a specific identification method, during the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                                    1997         1996         1995
                                                                   --------   ----------   ---------
                                                                        (DOLLARS IN THOUSANDS)
       SALES OF INVESTMENT SECURITIES AND MBSS:
        Available for sale.......................................  $277,597    $129,969     $264,426
        Held for trading.........................................    31,915      24,971           --
                                                                   --------    --------     --------
                                                                   $309,512    $154,940     $264,426
                                                                   ========    ========     ========
       GAINS (LOSSES) ON SECURITIES AND TRADING ACTIVITIES, NET:
        Gains (losses)on sales of securities available for sale:
         Gains...................................................  $  2,483    $  1,215     $  3,903
         Losses..................................................        --         (59)        (566)
                                                                   --------    --------     --------
                                                                      2,483       1,156        3,337
                                                                   --------    --------     --------
        Gains (losses) on trading activities:
         Realized gains, net.....................................       187         187          761
         Unrealized losses, net..................................        --          (7)          --
                                                                   --------    --------     --------
                                                                        187         180          761
                                                                   --------    --------     --------
          Gains on securities and trading                          $  2,670    $  1,336     $  4,098
           activities, net.......................................  ========    ========     ========

  At December 31, 1997 and 1996, interest receivable in the accompanying statements of financial condition include accrued interest receivable on debt securities of $6.7 million and $3.2 million, respectively.

  As of September 30, 1997, the Company transferred two securities with a total amortized cost of $27.0 million and a total estimated fair value of $22.5 million from the held to maturity portfolio to the available for sale portfolio. The transfer was the result of significant deterioration in the credit worthiness of the borrowers of the underlying loans collateralizing the securities. The unrealized holding loss of $4.5 million at September 30, 1997 was reported in a separate component of shareholders' equity as the decline in fair value was not believed to be other than temporary. The continued poor performance of the securities underlying collateral in the three months subsequent to September 30, 1997 motivated management to seek a buyer for the securities rather than risk possible continued decline in fair value. The securities were sold in January 1998 at a loss of $4.8 million, which was recorded through earnings in 1997 as the loss was now considered to be other than temporary.


NOTE 4--DERIVATIVE FINANCIAL INSTRUMENTS

 Trading

  During the third quarter of 1996, the Company entered into a one-year advisory agreement with an investment advisor, pursuant to which the advisor will recommend investments, subject to prior approval and direction of the Company, and execute investment activities in accordance with the Company's investment strategy. Under this agreement, the investment advisor utilizes financial instruments to manage the risks and returns of the program, including options, caps and forward commitments of MBSs. All investment and other financial instrument activity relating to the investment advisor's account are treated as trading activities. During both 1997 and 1996, the Company recognized net losses from trading activities of $0.1 million compared to net gains in 1995 of $0.8 million.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

 Available for Sale

  During 1997, the Company entered into a program to hedge the fluctuations in fair value of fixed rate MBSs in the available for sale portfolio. Realized losses on closed hedging positions under this program totaled $3.5 million and have been recorded in a separate component of stockholders equity, consistent with reporting for those securities, in accordance with SFAS No. 115. The loss is being amortized as a yield adjustment to the MBSs over the life of the securities.

  The following trading and available for sale instruments were outstanding at December 31, 1997:

                                                      MATURITY/    AVERAGE       FAIR VALUE AT
                                          NOTIONAL    EXERCISE      FAIR          DECEMBER 31,      UNREALIZED
    INSTRUMENT                             AMOUNT       DATE        VALUE            1997           GAIN (LOSS)
    ----------------------------------   -----------  ----------  -----------  ------------------  ------------
                                                             (DOLLARS IN THOUSANDS)
    Trading:
     Interest rate cap................   $ 71,000        2007     $ 1,050         $   818            $  (956)
     Put option on treasury futures...      6,500        1998          66             104                 21
     Commitments to purchase MBSs
     TBA..............................     30,000        1998          58              58                 58
     Commitments to sell MBSs TBA.....     15,000        1998           1               1                  1
     Interest rate swap...............      5,000        2002          16             (46)               (46)
    Available for sale:
     Treasury futures.................    205,900        1998      (2,615)         (2,496)            (2,496)


  The following instruments were outstanding at December 31, 1996:

                                                      MATURITY/    AVERAGE       FAIR VALUE AT
                                          NOTIONAL    EXERCISE      FAIR          DECEMBER 31,      UNREALIZED
    INSTRUMENT                             AMOUNT       DATE        VALUE            1997             (LOSS)
    ----------------------------------   -----------  ----------  -----------  ------------------  ------------
                                                             (DOLLARS IN THOUSANDS)
    Trading:
     Interest rate cap................    $21,000        2003     $    790        $    718           $   (171)
     Put option on treasury futures...      8,000        1997           15              33                (18)
     Commitments to purchase MBSs
      TBA............... .............     12,500        1997           (2)             (4)                (4)


  Also included as a hedge to the available for sale investment portfolio is a commitment to sell MBS TBA adjustable rate mortgages ("ARMs") of $20.4 million, with an average fair value of $20.5 million and an unrealized gain of $0.03 million at December 31, 1996.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 5--LOANS RECEIVABLE

  Loans receivable are summarized as follows:

                                                DECEMBER 31,
                                          -------------------------
                                             1997          1996
                                          ----------     ----------
                                            (DOLLARS IN THOUSANDS)
Real estate loans:
 Single family........................    $  638,539     $  517,288
 Multifamily:
   2 to 4 units.......................       322,309        319,281
   5 to 36 units......................     1,343,597      1,408,317
   37 units and over..................       308,473        307,741
                                          ----------     ----------
    Total multifamily.................     1,974,379      2,035,339

 Commercial and industrial............       204,656        203,510
 Land.................................         1,656          1,670
                                          ----------     ----------
    Total real estate loans...........     2,819,230      2,757,807

Other (1).............................        62,912          6,373
                                          ----------     ----------
                                           2,882,142      2,764,180
                                          ----------     ----------
Less:
 Undisbursed loan funds...............         1,710             --
 Unearned (premiums) discounts........        (2,722)         1,974
 Deferred loan fees...................         9,039         12,767
 Allowance for estimated losses (2)...        50,538         57,508
                                          ----------     ----------
                                              58,565         72,249
                                          ----------     ----------
                                          $2,823,577     $2,691,931
                                          ==========     ==========

--------------------
(1) At December 31, 1997, the other category included $50.7 million of credit card loans.
(2) At December 31, 1997 and 1996, the allowance for estimated loan losses includes $14.4 million and $16.7 million, respectively, of remaining loan GVA and SVA for the Accelerated Asset Resolution Plan.


  Fidelity's portfolio of mortgage loans serviced for others amounted to $308.8 million at December 31, 1997 and $433.8 million at December 31, 1996. The Bank sold the servicing rights to substantially all of the single family and 2-4 unit loans in the Bank's loan portfolio during the second quarter of 1996. The servicing rights to $938.5 million in loans were transferred for a total sale price of $10.0 million. Such sales proceeds have been accounted for as a reduction in the carrying value of the loans based on the relative fair values of the servicing sold and loans retained and is to be accreted over the estimated life of the loans. Accretion of this amount of the deferred revenue totaled $2.2 million and $1.5 million during 1997 and 1996, respectively.

  Fidelity's mortgage loan portfolio includes multifamily, commercial and industrial loans of $2.2 billion at both December 31, 1997 and 1996, which depend primarily on operating income to provide debt service coverage. These loans generally have a greater risk of default than single family residential loans and, accordingly, earn a higher rate of interest to compensate in part for the risk. Approximately 99% of these loans are secured by property within the state of California.

  The Company has modified the terms of a number of its mortgage loans that it would not otherwise consider to protect its investment by granting concessions to borrowers because of borrowers' financial difficulties. These modifications take several forms, including interest only payments for a limited time at current rates, a reduced loan balance in exchange for a payment of the loan or other terms that the Bank

                    BANK PLUS CORPORATION AND SUBSIDIARIES
deems appropriate in the circumstances. Modifications are granted when the collateral is inadequate or the borrower does not have the ability or willingness to continue making scheduled payments and management determines that the modification is the best alternative for the collection of its investment. Modifications are reported as Troubled Debt Restructurings ("TDRs") as defined by SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and accounted for in accordance with SFAS No. 15 and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." At December 31, 1997 and 1996, outstanding TDRs totaled $44.0 million and $45.2 million, respectively.

  For the years ended December 31, 1997, 1996 and 1995, interest income of $3.4 million, $3.6 million and $3.2 million, respectively, was recorded on TDRs. During 1997, 1996 and 1995 the reduction in interest income had the loans performed according to their original terms was immaterial.

  The total of mortgage loans on nonaccrual status was $13.1 million, $36.1 million and $51.9 million at December 31, 1997, 1996 and 1995, respectively. The reduction in income related to nonaccrual loans upon which interest was not paid was $3.9 million, $6.0 million and $5.8 million for the corresponding years.

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

  In conjunction with the acquisition of Hancock, the Bank identified a pool of Hancock assets, with similar risk profiles to the assets included in the Bank's AARP Pool, for inclusion in the Plan. The Bank identified 54 Hancock assets with an aggregate gross book balance of approximately $31.1 million, comprised of $25.8 million in gross book balance of loans and $5.3 million in gross book balance of REO. Simultaneously with the consummation of the acquisition, Hancock recorded $5.8 million as an addition to the allowance for estimated loan losses representing the estimated reduced recoveries in executing the Plan.

  Through December 31, 1997, (i) $40.5 million in gross book balances of AARP Pool loans had been resolved through either a negotiated sale or discounted payoff, (ii) $8.5 million in gross book balances of AARP Pool loans were collected through normal principal amortization or paid off through the normal course without loss, (iii) $24.4 million in gross book balances of AARP Pool loans had been modified or restructured and retained in the Bank's mortgage portfolio, (iv) $15.4 million in gross book balances of AARP Pool loans were removed from the AARP Pool upon management's determination that such assets no longer met the risk

                    BANK PLUS CORPORATION AND SUBSIDIARIES
profile for inclusion in the AARP Pool or that accelerated resolution of such assets was no longer appropriate and (v) $126.6 million in gross book balances of REO were sold ($52.6 million in gross book balances of AARP Pool loans were taken through foreclosure and acquired as REO since the inception of the AARP). As of December 31, 1997, the AARP Pool consisted of 55 assets with an aggregate gross book balance of $29.0 million, comprised primarily of accruing and nonaccruing multifamily real estate loans totaling approximately $21.4 million and REO properties totaling approximately $7.6 million, which are reported as real estate owned on the statement of financial condition. Through December 31, 1997, of the $50.8 million of reserves established in connection with the Plan, including the $5.8 million established for the Hancock assets, $8.8 million had been charged off and $31.6 million had been allocated to SVAs or REO writedowns in connection with the Bank's estimate of recovery for AARP Pool assets. Due to the addition of the Hancock assets to the Plan, it is anticipated that the remaining AARP Pool will be resolved in 1998.

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


NOTE 6--REAL ESTATE OWNED

  REO consists of the following:

                                                      DECEMBER 31,
                                                -----------------------
                                                   1997          1996
                                                -----------   ---------
                                                (DOLLARS IN THOUSANDS)
     Real estate acquired through foreclosure.    $ 13,416     $ 26,744
     Allowance for estimated losses...........      (1,123)      (2,081)
                                                  --------     --------
                                                  $ 12,293     $ 24,663
                                                  ========     ========

  The following summarizes the results of REO operations:

                                                                      YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1997          1996          1995
                                                              -----------   -----------   ----------
                                                                      (DOLLARS IN THOUSANDS)

     Losses from:
      Real estate acquired through                               $(5,413)      $(5,688)      $(5,779)
       foreclosure...........................
      Provision for estimated real estate                         (1,060)       (3,219)       (3,366)
       losses................................                    -------       -------       -------
       Net loss from real estate operations..                    $(6,473)      $(8,907)      $(9,145)
                                                                 =======       =======       =======


                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 7--ALLOWANCE FOR ESTIMATED LOAN AND REAL ESTATE OWNED LOSSES

  The following summarizes the activity in the allowances for estimated loan and real estate losses:

                                                       REAL ESTATE
                                            LOANS         OWNED      TOTAL
                                           --------      -------    --------
                                                 (DOLLARS IN THOUSANDS)
  Balance at January 1, 1995............   $ 67,202      $ 2,318    $ 69,520
   Provision for losses.................     69,724 (1)    3,366      73,090
   Charge-offs..........................    (44,278)      (8,358)    (52,636)
   Allocations from GVA to REO..........     (6,166)       6,166          --
   Recoveries and other.................      2,953           --       2,953
                                           --------      -------    --------
  Balance at December 31, 1995..........     89,435        3,492      92,927
   Provision for losses.................     15,610        3,219      18,829
   Charge-offs..........................    (50,841)      (4,630)    (55,471)
   Recoveries and other.................      3,304           --       3,304
                                           --------      -------    --------
  Balance at December 31, 1996..........     57,508        2,081      59,589
   Provision for losses.................     13,004        1,060      14,064
   Charge-offs..........................    (41,190)      (2,810)    (44,000)
   Allocations related to acquisition...     12,770 (2)      120      12,890
   Recoveries and other.................      8,446          672       9,118
                                           --------      -------    --------
  Balance at December 31, 1997..........   $ 50,538      $ 1,123    $ 51,661
                                           ========      =======    ========

(1) Included in the provision for estimated loan losses for 1995 is the $45.0 million loan portfolio charge associated with the Plan.
(2) Included is the $5.8 million loan portfolio charge taken by Hancock associated with the Plan.


  At December 31, 1997 and December 31, 1996, the gross recorded investment in mortgage loans that are considered to be impaired was $40.8 million, and $153.5 million, respectively. Included in these amounts are $30.1 million and $105.1 million of impaired loans for which allowance for credit losses have been established totaling $10.5 million and $30.3 million. The average recorded investment and the amount of interest income recognized on impaired loans during 1997 and 1996 was $97.2 million and $151.4 million and $2.1 million and $9.4 million, respectively.

  The performance of the Company's mortgage loan portfolio has been adversely affected by southern California economic conditions. The performance of the Company's multifamily loan portfolio is particularly susceptible to further declines in the southern California economy, increasing vacancy rates, declining rents, increasing interest rates, declining debt coverage ratios, declining market values for multifamily residential properties, and the possibility that investors may abandon properties or seek bankruptcy protection with respect to properties experiencing negative cash flow, particularly where such properties are not cross-collateralized by other performing assets. There can be no assurances that these economic conditions will improve in the near future as many factors key to recovery may be impacted adversely by the Federal Reserve Bank's interest rate policy as well as other factors. Consequently, rents and real estate values may not stabilize which may affect future delinquency and foreclosure levels and may adversely impact the Company's asset quality, earnings performance and capital levels.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 8--DEPOSITS

  Deposits consist of the following balances at the dates indicated:

                                                              DECEMBER 31,
                                           -------------------------------------------------
                                                    1997                      1996
                                           -----------------------   -----------------------
                                              AMOUNT         %          AMOUNT         %
                                           ------------   --------   ------------   --------
                                                        (DOLLARS IN THOUSANDS)
TYPE OF ACCOUNT, WEIGHTED AVERAGE
 INTEREST RATE:
 Passbook, 2.00% at December 31, 1997
  and 1996..............................    $   67,502        2.3%    $   53,665        2.2%
 Checking and money market checking,
  1.17% at December 31, 1997 and 1.10%
  at December 31, 1996..................       336,036       11.7        287,711       11.5
 Money market savings, 4.17% at
  December 31, 1997 and 4.14% at
  December 31, 1996.....................        55,885        1.9         65,605        2.6
                                            ----------     ------     ----------     ------
                                               459,423       15.9        406,981       16.3
                                            ----------     ------     ----------     ------
 Certificates with rates of:
   Under 3.00%..........................         5,359        0.2          4,640        0.2
   3.01 - 4.00%.........................        11,952        0.4         19,601        0.8
   4.01 - 5.00%.........................       836,262       28.9      1,166,347       46.7
   5.01 - 6.00%.........................     1,288,463       44.6        669,603       26.8
   6.01 - 7.00%.........................       280,002        9.7        199,747        8.0
   7.01 - 8.00%.........................         9,935        0.3         17,321        0.7
   Over 8.00%...........................           405         --         11,693        0.5
                                            ----------     ------     ----------     ------
                                             2,432,378       84.1      2,088,952       83.7
                                            ----------     ------     ----------     ------
     Total deposits.....................    $2,891,801      100.0%    $2,495,933      100.0%
----------------------------------------    ==========     ======     ==========     ======
 Weighted average interest rate.........          4.82%                     4.69%
                                            ==========                ==========

  Fidelity had noninterest-bearing checking accounts of $99.6 million and $70.4 million at December 31, 1997 and 1996, respectively. At December 31, 1997, certificate accounts were scheduled to mature as follows:

                                          AMOUNT
                              ---------------------------
YEAR OF MATURITY                 (DOLLARS IN THOUSANDS)
-------------------
   1998......................          $2,111,274
   1999......................             272,690
   2000......................              15,359
   2001......................              11,900
   After 2002................              21,155
                                       ----------
                                       $2,432,378
                                       ==========


  At December 31, 1997, securities totaling $0.6 million were pledged as collateral for $0.2 million of public funds on deposit with the Company and potential future deposits.

  Certificates of deposits of $100,000 or more accounted for $721.2 million and represented 24.9% of all deposits at December 31, 1997 and $543.3 million or 21.8% of all deposits at December 31, 1996.

  The Company, from time to time, has also utilized brokered deposits as a short-term means of funding. These deposits are obtained or placed by or through a deposit broker and are subject to certain regulatory

                    BANK PLUS CORPORATION AND SUBSIDIARIES
limitations. Should the Bank become undercapitalized, it would be prohibited from accepting, renewing or rolling over deposits obtained through a deposit broker. The Company is currently eligible to accept brokered deposits. The Company had no brokered deposits outstanding at December 31, 1997 and 1996.


NOTE 9--FEDERAL HOME LOAN BANK ADVANCES

  Federal Home Loan Bank ("FHLB") advances are summarized as follows:

                                                             DECEMBER 31,
                                                      ------------------------
                                                         1997         1996
                                                      ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
Balance at year-end.................................  $1,009,960   $  449,851
Average amount outstanding during the year..........  $  698,261   $  296,596
Maximum amount outstanding at any month-end.........  $1,209,960   $  449,851
Weighted average interest rate during the year......        5.84%        5.43%
Weighted average interest rate at year-end..........        5.82%        5.53%
Secured by:
 FHLB Stock.........................................  $   60,498   $   52,330
 Loans receivable...................................   1,315,389      989,138(1)
 Investment securities and MBSs, at cost............     581,445      117,786
                                                      ----------   ----------
                                                      $1,957,332   $1,159,254
                                                      ==========   ==========

(1) Includes pledged loans available for use under the letter of credit securing commercial paper. See Note 10.

  The maturities and weighted average interest rates on FHLB advances are summarized as follows:

                                1997                     1996
                     -------------------------  -----------------------
                                    WEIGHTED                 WEIGHTED
                                    AVERAGE                  AVERAGE
                       AMOUNT    INTEREST RATE   AMOUNT   INTEREST RATE
                     ----------  -------------  --------  -------------
                                 (DOLLARS IN THOUSANDS)
YEAR OF MATURITY
----------------
  1997.............  $       --         --%     $329,851       5.05%
  1998.............     374,960       5.81            --         --
  1999.............     200,000       5.74            --         --
  2000.............     245,000       5.48        20,000       8.61
  2003.............     190,000       6.43       100,000       6.49
                     ----------                 --------
                     $1,009,960       5.83      $449,851       5.53
                     ==========                 ========

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 10--OTHER BORROWINGS

  Other borrowings consist of the following:

                                                          DECEMBER 31,
                                           YEAR OF    --------------------
                                           MATURITY     1997         1996
                                           --------   -------     --------
                                                     (DOLLARS IN THOUSANDS)
Short-term borrowings:
 Commercial paper.......................     1997     $    --     $ 40,000
 8 1/2% Mortgage-backed medium-term
  notes.................................     1997          --      100,000
                                                      -------     --------
                                                           --      140,000
                                                      -------     --------
Long-term borrowings:
 Senior notes...........................     2007      51,478           --
                                                      -------     --------
                                                      $51,478     $140,000
                                                      =======     ========

  The 8 1/2% mortgage-backed medium-term notes matured on April 15, 1997 and the funds were replaced by FHLB advances. At December 31, 1996, the 8 1/2% mortgage-backed medium-term notes were secured by a joint pool of mortgage loans and U.S. Treasury notes, at cost, totaling $226.2 million.

  Borrowings other than the 8 1/2% mortgage-backed medium-term notes are summarized as follows:

                                                            DECEMBER 31,
                                                       ---------------------
                                                        1997          1996
                                                       -------      --------
                                                       (DOLLARS IN THOUSANDS)
Commercial paper:
 Balance at year-end.................................  $    --      $ 40,000
 Average amount outstanding during the year..........  $11,417      $ 93,457
 Maximum amount outstanding at any month-end.........  $40,000      $140,000
 Weighted average interest rate during the year......     6.26%         5.72%
 Weighted average interest rate at year end..........       --%         5.36%
 Secured by Letter of Credit from FHLB...............  $    --      $150,000
Securities sold under agreement to repurchase:
 Balance at year-end.................................  $    --      $     --
 Average amount outstanding during the year..........  $ 2,260      $ 25,382
 Maximum amount outstanding at any month-end.........  $25,500      $ 73,007
 Weighted average interest rate during the year......     5.35%         5.17%
Federal funds purchased:
 Balance at year-end.................................  $    --      $     --
 Average amount outstanding during the year..........  $   135      $     --
 Maximum amount outstanding at any month-end.........  $    --      $     --
 Weighted average interest rate during the year......     5.93%           --%
Senior notes:
 Balance at year-end.................................  $51,478      $     --
 Average amount outstanding during the year..........  $23,110      $     --
 Maximum amount outstanding at any month-end.........  $51,478      $     --
 Weighted average interest rate during the year......    12.04%           --%

  The weighted average interest rate on other borrowings was 6.10% and 7.60% at December 31, 1997 and 1996, respectively. The commercial paper program expired on August 5, 1997 and was not renewed by decision of the Bank.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 11--BENEFIT PLANS

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

  The components of net pension costs are as follows:

                                     YEAR ENDED DECEMBER 31,
                                     -----------------------
                                     1997     1996     1995
                                     -----    -----    -----
                                      (DOLLARS IN THOUSANDS)
  Interest cost...................   $ 158    $ 202    $ 218
  Actual return on plan assets....    (207)    (426)    (371)
  Net amortization and deferral...     (51)     149       92
  Effect of partial settlements...      55      189      252
                                     -----    -----    -----
                                     $ (45)   $ 114    $ 191
                                     =====    =====    =====


  The funded status of this plan, as of the dates indicated, was as follows:

                                                                 DECEMBER 31,
                                                            ----------------------
                                                             1997           1996
                                                            -------        -------
                                                            (DOLLARS IN THOUSANDS)
  Accumulated benefit obligation:
  Vested................................................    $ 2,461        $ 2,360
  Nonvested.............................................         --             62
                                                            -------        -------
                                                            $ 2,461        $ 2,422
                                                            =======        =======

  Projected benefit obligation..........................    $(2,461)       $(2,422)
  Fair value of plan assets.............................      2,839          2,546
                                                            -------        -------
    Net plan assets under projected benefit obligation..        378            124
  Minimum liability adjustment..........................        474            753
                                                            -------        -------
    Prepaid pension cost................................    $   852        $   877
                                                            =======        =======
  Actuarial assumptions:
    Discount rate.......................................       7.25%          7.25%
    Expected long-term rate of return on plan assets....       9.00%          9.00%

                    BANK PLUS CORPORATION AND SUBSIDIARIES

 401(k) Plan

  The Company has a 401(k) defined contribution plan available to all employees who have been with the Company for one year and have reached the age of 21. Employees may generally contribute up to 15% of their salary each year, and the Company matches 12.5% up to the first 6% contributed by the employee. In addition, the Company may elect, at its discretion, to match an amount based on the Company's profitability as determined on an annual basis by the Board of Directors. The Company's contribution expense was $0.1 million, $0.1 million and $0.3 million in the years ended December 31, 1997, 1996 and 1995, respectively.


 Director Retirement Plan

  The Directors Retirement Plan provides for non-employee directors who have at least three years of Board service, including service on the Board prior to the 1994 restructuring and recapitalization.

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

  If a director's Board membership is terminated within two years following the effective date of a change in control, then he/she also shall be eligible for a lump sum payment in an amount that is the greater of: (1) 150% times average annual compensation during the preceding 3-year period, (2) the sum of all retirement benefits payable under normal retirement provisions described in the preceding paragraph or (3) $78,000. The Company's accumulated benefit obligation was $0.9 million and $0.5 million at December 31, 1997 and 1996, and net pension costs were $0.3 million and $0.3 million for the years ended December 31, 1997 and 1996, respectively.


NOTE 12--INCOME TAXES

  Income tax expense/(benefit) comprised the following:

                                                     YEAR ENDED DECEMBER 31,
                                               ----------------------------------
                                                 1997         1996         1995
                                               -------       -------      -------
                                                     (DOLLARS IN THOUSANDS)
  Current income tax expense (benefit):
   Federal................................     $   199       $(1,100)     $   --
   State..................................          54             7            4
                                               -------       -------      -------
                                                   253        (1,093)           4
                                               -------       -------      -------
  Deferred income tax (benefit) expense:
   Federal................................      (7,425)           --           --
   State..................................        (928)           --           --
                                               -------       -------      -------
                                                (8,353)           --           --
                                               -------       -------      -------
                                               $(8,100)      $(1,093)     $     4
                                               =======       =======      =======

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  Income tax liability/(asset) comprised the following:

                                                   DECEMBER 31,
                                                -------------------
                                                  1997       1996
                                                --------    -------
                                              (DOLLARS IN THOUSANDS)
  Current income tax asset:
     Federal..............................      $   (626)   $  (286)
     State................................          (186)       (73)
                                                --------    -------
                                                    (812)      (359)
                                                --------    -------
  Deferred income tax (asset) liability:
     Federal..............................       (39,225)   (32,632)
     Valuation allowance--Federal.........        31,808     32,632
     State................................        (7,593)    (6,633)
     Valuation allowance--State...........         6,749      6,633
                                                --------    -------
                                                  (8,261)        --
                                                --------    -------
                                                $ (9,073)   $  (359)
                                                ========    =======

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  The components of the net deferred tax liability/(asset) are as follows:

                                                DECEMBER 31,
                                            --------------------
                                              1997        1996
                                            --------    --------
                                           (DOLLARS IN THOUSANDS)
FEDERAL:
 Deferred tax liabilities:
   Loan fees and interest...............    $  6,714    $  7,202
   FHLB stock dividends.................      15,556      13,620
   Accrual to cash adjustment on
    pre-1986 loans......................       2,508       1,907
   Mark to market adjustment............       1,633          --
   Unrealized gain on securities
    available for sale..................          --         365
   Sale of servicing income.............          --         505
   Other................................       1,919       1,301
                                            --------    --------
 Gross deferred tax liabilities.........      28,330      24,900
                                            --------    --------
 Deferred tax assets:
   Bad debt and loan loss deduction.....      12,218       6,997
   Net operating loss carryover.........      38,186      40,190
   Alternative minimum tax and other
    credits carryover...................       2,839       2,839
   Deposit base intangibles.............       5,504       2,392
   Contingent liabilities...............       1,970       2,752
   Debt modification gain...............       1,189          --
   Sale of servicing income.............       1,184          --
   Depreciation.........................         577         694
   Mark to market adjustment............          --         365
   Unrealized loss on securities
    available for sale..................       1,633          --
   Other................................       2,255       1,303
                                            --------    --------
 Gross deferred tax assets..............      67,555      57,532
 Valuation allowance....................     (31,808)    (32,632)
                                            --------    --------
 Deferred tax assets, net of allowance..      35,747      24,900
                                            --------    --------
   Net deferred tax asset...............    $ (7,417)   $     --
                                            ========    ========
STATE:
 Deferred tax liabilities:
   Loan fees and interest...............    $  2,061    $  2,325
   FHLB stock dividends.................       4,818       4,397
   Mark to market adjustment............         619          --
   Accrual to cash adjustment on
    pre-1986 loans......................         777         616
   Unrealized gain on securities
    available for sale..................          --         118
   Other................................         592         446
                                            --------    --------
 Gross deferred tax liabilities.........       8,867       7,902
                                            --------    --------
 Deferred tax assets:
   Bad debt and loan loss deduction.....       7,867       8,729
   Net operating loss carryover.........       4,765       4,126
   Deposit base intangibles.............         966          38
   Depreciation.........................         448         498
   Sale of servicing income.............         486          --
   Mark to market adjustment............          --         118
   Contingent liabilities...............         610         889
   Unrealized loss on securities
    available for sale..................         506          --
   Other................................         812         137
                                            --------    --------
 Gross deferred tax assets..............      16,460      14,535
 Valuation allowance....................      (6,749)     (6,633)
                                            --------    --------
 Deferred tax assets, net of allowance..       9,711       7,902
                                            --------    --------
   Net deferred tax asset...............    $   (844)   $     --
                                            ========    ========

                    BANK PLUS CORPORATION AND SUBSIDIARIES

    As of December 31, 1996 a valuation allowance was provided for the total net deferred tax asset. Under SFAS No. 109, "Accounting for Income Taxes", the reduction in valuation allowance is dependent upon a "more likely than not" expectation of realization of the deferred tax asset, based upon the weight of available evidence. After consideration of the Company's recent earnings history and other available evidence, management of the Company determined that under the criteria of SFAS No. 109 it was appropriate to allow a $8.3 million net deferred tax asset for the year ended December 31, 1997.

  The analysis of available evidence is performed each quarter utilizing the "more likely than not" criteria required by SFAS No. 109 to determine the amount, if any, of the deferred tax asset to be realized. Accordingly, there can be no assurance that the Company will recognize additional portions of the deferred tax asset in future periods. The criteria of SFAS No. 109 could require the recording of valuation allowances against this $8.3 million net deferred tax asset through the recording of tax expense in future periods.

  In conjunction with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", certain securities were classified as available for sale during the year. Under SFAS No. 115, adjustments to the fair market value of securities held as available for sale are reflected through an adjustment to stockholders' equity. The related current tax benefit has been reflected in stockholders' equity.

  A reconciliation from the consolidated statutory federal income tax expense (benefit) to the consolidated effective income tax expense (benefit) follows:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                  1997        1996           1995
                                                                               --------      ---------     ---------
                                                                                     (DOLLARS IN THOUSANDS)
  Expected federal income tax expense (benefit).......................         $  3,075      $ (3,684)     $ (24,141)
  Increases (reductions) in taxes resulting from:
   Franchise tax expense (benefit), net of federal income
    tax and valuation allowance.......................................             (568)            4              4
   (Reduction) addition to valuation allowance........................          (10,408)           91         23,779
   Specified liability loss carryback under IRC
    Section 172(f)....................................................               --        (1,100)            --
   Bad debt recapture.................................................               --         3,227             --
   Other, net.........................................................             (199)          369            362
                                                                               --------      --------      ---------
  Income tax (benefit) expense........................................         $ (8,100)     $ (1,093)     $       4
                                                                               ========      ========      =========

  The Internal Revenue Service (the "Service") has completed its examination of the Bank's federal income tax returns through 1991. The Service is currently conducting an examination of the federal income tax returns for 1992, 1993 and tax year ended August 4, 1994. The California Franchise Tax Board (the "FTB") has completed its examination of the California franchise tax returns through 1988 and has completed the field examination of the California franchise tax returns for years 1989 through 1991. However, this examination is currently in the appeals process with the FTB.

  Internal Revenue Code ("IRC") Sections 382 and 383 and the Treasury Regulations thereunder generally provide that, following an ownership change of a corporation with a net operating loss ("NOL"), a net unrealized built-in loss, or tax credit carryovers, the amount of annual post-ownership change taxable income that can be offset by pre-ownership change NOLs, or recognized built-in losses, and the amount of post-ownership change tax liability that can be offset by pre-ownership change tax credits, generally cannot exceed a limitation prescribed by Section 382. The Section 382 annual limitation generally equals the product of the

                    BANK PLUS CORPORATION AND SUBSIDIARIES
fair market value of the equity of the corporation immediately before the ownership change (subject to various adjustments) and the federal long-term tax-exempt rate prescribed monthly by the Service.

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

  Hancock was merged with and into Fidelity as of June 30, 1997 in a tax-free reorganization within the meaning of IRC Section 368(a)(1)(A), by reason of the application of IRC Section 368(a)(2)(D). The cumulative total of net deferred tax assets of Hancock and the related valuation allowance are included in the balances of net deferred taxes as of December 31, 1997. In accordance with the provisions of SFAS No. 109, any subsequent reductions in the valuation allowance associated with the deferred tax assets of Hancock will be reflected as an adjustment to any goodwill with respect to the acquisition that remains unamortized.

  As of December 31, 1997, the Bank had an estimated NOL carryover for federal income tax purposes of $109.1 million expiring in years 2008 through 2011. Of this amount, $70.1 million is subject to annual utilization limitations as a result of the 1994 and 1995 changes of ownership. Of the estimated federal NOL carryover, $3.2 million represents Hancock NOLs which are subject to an annual utilization limitation as a result of the 1997 change of ownership occurring as part of its acquisition by the Bank. For California franchise tax purposes, the Bank had an estimated NOL carryover of $43.9 million. Of the estimated California NOL carryover, $40.3 million relates to the Bank's operations and expire in years 1998 through 2002, with $24.9 million of this amount subject to annual utilization limitations as a result of the 1994 and 1995 changes of ownership. The remaining $3.6 million in estimated California NOLs represent Hancock NOLs expiring in years 2000 through 2009 with an annual utilization limitation as a result of the 1997 change of ownership occurring as part of its acquisition by the Bank.

  Various federal Form 1120Xs "Amended U.S. Corporation Income Tax Return" were filed in 1996 for years 1986 through 1989, 1991, 1992 and 1994 to reflect the 10-year loss carryback under IRC Section 172(f) for qualifying deductions through August 4, 1994. These returns were filed with the Bank's former parent company, Citadel. The amended returns, if accepted in total, would result in a net refund of $19.0 million to Fidelity. IRC Section 172(f) is an area of the tax law without significant legal precedent. The Internal Revenue Service (the "Service") is currently examining this issue with respect to Fidelity's ability to carryback such losses. Therefore, no assurances can be given as to Fidelity's entitlement to such claim. Fidelity has recorded $1.1 million of tax benefit in 1996 with respect to these amended tax returns.

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

  A thrift institution deemed a "large bank" is required to include into income ratably over 6 years, beginning with the first taxable year beginning after 1995, the institution's "applicable excess reserves." The applicable excess reserves are the excess of (1) the balance of the institution's reserves for losses on loans other than supplemental reserves at the close of its last taxable year beginning before January 1, 1996, over (2) the adjusted balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. Fidelity's applicable excess reserves at December 31, 1995 were $14.6 million. This amount is being recognized into taxable income over six years at the rate of $2.4 million per year starting with the taxable year ended December 31, 1996. The remaining applicable excess reserves at December 31, 1997 were $9.8 million.

  The remaining adjusted pre-1988 total loan loss reserve balance of $26.0 million at December 31, 1997, will be recaptured into taxable income in the event Fidelity (1) ceases to be a "bank" or "thrift," or (2) makes distributions to shareholders in excess of post-1951 earnings and profits, redemptions, or liquidations. Based on current estimates, Fidelity had post-1951 earnings and profits at December 31, 1997 sufficient to cover 1997 distributions to shareholders for federal income tax purposes. As a result, Fidelity did not trigger any reserve recapture into taxable income for 1997.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  Under the provisions of SFAS No. 109, a deferred tax liability of $9.1 million has not been provided for the remaining adjusted pre-1988 total loan loss reserve balance of $26.0 million at December 31, 1997. The use of these reserves in a manner that results in a recapture into taxable income as previously discussed will require federal taxes to be provided at the then current income tax rate. The use of these reserves in such a manner is not anticipated.


NOTE 13--COMMITMENTS AND CONTINGENCIES

  In the normal course of business, the Company and certain of its subsidiaries had a number of lawsuits and claims pending at December 31, 1997. The Company's management and its counsel believe that the lawsuits and claims are without merit. There is a risk that the final outcome of one or more of these claims could result in the payment of monetary damages which could be material in relation to the financial condition or results of operations of the Company. The Company does not believe that the likelihood of such a result is probable and has not established any specific litigation reserves with respect to such lawsuits.

  Fidelity enters into agreements to extend credit to customers on an ongoing basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Most commitments are expected to be drawn upon and, therefore, the total commitment amounts generally represent future cash requirements. At December 31, 1997, the Company had $1.7 million in commitment to fund loans.

  As of December 31, 1997, the Company had certain mortgage loans with a gross principal balance of $85.0 million, of which $71.0 million had been sold in the form of mortgage pass-through certificates, over various periods of time, to four investor financial institutions leaving a balance of $14.0 million in loans retained by the Company. These mortgage pass-through certificates provide a credit enhancement to the investors in the form of the Company's subordination of its retained percentage interest to that of the investors. In this regard, the aggregate of $71.0 million held by investors are deemed Senior Mortgage Pass-Through Certificates and the $14.0 million in loans held by the Company are subordinated to the Senior Mortgage Pass-Through Certificates in the event of borrower default. Full recovery of the $14.0 million is subject to this contingent liability due to its subordination. In 1993, the Bank repurchased as an investment a portion of the mortgage pass-through certificates, and at December 31, 1997, the balance of the repurchased certificate was $24.9 million and was included in the MBSs available for sale portfolio and accounted for in accordance with SFAS No. 115. The other Senior Mortgage Pass-Through Certificates totaling $46.1 million at December 31, 1997 are owned by other investor institutions. Due to the subordination of its retained percentage interest, the Company considers all the loans underlying the Senior Mortgage Pass-Through Certificates in determining its allowance for loan losses and any estimated losses are reflected in the provision for loan losses.

  During 1992, the Company also effected the securitization by FNMA of $114.3 million of multifamily mortgages wherein $114.3 million in whole loans were swapped for Triple A rated MBSs through FNMA's Alternative Credit Enhancement Structure ("ACES") program. These MBSs were sold in December 1993 and the current outstanding balance as of December 31, 1997 of $70.9 million is serviced by the Company.

  As part of a credit enhancement to absorb losses relating to the ACES transaction, the Company has pledged and placed in a trust account, as of December 31, 1997, $13. 1 million, comprised of $9.9 million in cash and $3.2 million in U.S. Treasury securities at book value. The Company shall absorb losses, if any, which may be incurred on the securitized multifamily loans to the extent of $13.1 million. FNMA is responsible for any losses in excess of the $13.1 million. The corresponding contingent liability for credit losses secured by the trust assets was $2.9 million and $6.6 million at December 31, 1997 and 1996, respectively, and is included in other liabilities.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  As a result of the Hancock acquisition, the Company has assumed the commitment to absorb losses from Hancock's loan sale and securitization to FNMA under the ACES program. Loans sold subject to recourse provisions had remaining unpaid principal balances at December 31, 1997 of $28.0 million. At December 31, 1997, the Company has pledged U.S. Treasury securities and MBSs of $4.7 million as security for the recourse contingencies associated with the loans. The corresponding contingent liability for credit losses secured by the pledged assets was $1.1 million at December 31, 1997 and is included in other liabilities.

  On September 30, 1996 legislation was enacted that required member institutions to recapitalize the Savings Association Insurance Fund ("SAIF") by paying a one-time special assessment of approximately 65.7 basis points on all assessable deposits as of March 31, 1995. The one-time special assessment resulted in the Bank recording an $18.0 million charge in additional SAIF premiums at September 30, 1996.

  The Company conducts portions of its operations from leased facilities. All of the Company's leases are operating leases. At December 31, 1997, aggregate minimum rental commitments on operating leases with noncancelable terms in excess of one year were as follows:

                                          AMOUNT
                                       ------------
                                       (DOLLARS IN
  YEAR OF COMMITMENT                    THOUSANDS)
  ---------------------
     1998.............................    $ 4,352
     1999.............................      4,054
     2000.............................      3,372
     2001.............................      3,091
     2002.............................      2,535
     Thereafter.......................      8,345
                                          -------
                                          $25,749
                                          =======

  Operating expense includes rent expense of $2.9 million in 1997, $3.3 million in 1996 and $3.1 million in 1995.


NOTE 14--RECAPITALIZATION

 1995 Recapitalization

  In the fourth quarter of 1995, Fidelity completed the 1995 Recapitalization of the Bank, pursuant to which Fidelity raised approximately $134.4 million in net new equity through the sale of 2,070,000 of Series A Preferred Stock and 47,000,000 of Class A Common Stock. As part of the 1995 Recapitalization, Fidelity adopted the Plan (see Note 5--Loans Receivable) which is designed to aggressively dispose of, resolve or otherwise manage a pool of multifamily loans. As a result, the Bank recorded a $45.0 million loan portfolio charge which represents the estimated additional losses expected to be incurred.

  The 1995 Recapitalization expenses of $2.6 million were charged directly against equity while the $45.0 million loan portfolio restructuring charge is reflected in the statement of operations.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 15--REGULATORY MATTERS

  The Office of Thrift Supervision (the "OTS") capital regulations, as required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks.

  As of December 31, 1997 and 1996, the Bank was "well capitalized" under the Prompt Corrective Action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Bank must maintain minimum core capital, core risk-based capital and risk-based capital ratios as set forth in the table below. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since December 31, 1997 that management believes have changed the institution's category.

  The Bank's actual and required capital as of December 31, 1997 and 1996 are as follows:

                                                                                                    TO BE CATEGORIZED AS WELL
                                                                    FOR CAPITAL                      CAPITALIZED UNDER PROMPT
                                       ACTUAL                    ADEQUACY PURPOSES                 CORRECTIVE ACTION PROVISIONS
                                =====================       ==============================       ===============================
                                  AMOUNT      RATIO            AMOUNT            RATIO               AMOUNT             RATIO
                                ----------   --------       ------------       ---------         --------------       ----------
                                                                      (DOLLARS IN THOUSANDS)
As of December 31, 1997:
 Total capital (to
  risk-weighted assets)......     $254,200     11.99%    *     $169,700     *      8.00%     *     $212,100      *      10.00%
 Core capital (to adjusted
  tangible assets)...........      227,700      5.48     *      124,600     *      3.00      *      207,700      *       5.00
 Tangible capital (to
  tangible assets)...........      218,300      5.27     *       62,200     *      1.50                         N/A
 Core capital (to
  risk-weighted assets)......      227,700     10.74                       N/A               *      127,200      *       6.00

As of December 31, 1996:
 Total capital (to
  risk-weighted assets)......      233,600     11.85     *      157,700     *      8.00      *      197,100      *      10.00
 Core capital (to adjusted
  tangible assets)...........      209,200      6.29     *       99,800     *      3.00      *      166,300      *       5.00
 Tangible capital (to
  tangible assets)...........      208,900      6.28     *       49,900     *      1.50                        N/A
 Core capital (to
  risk-weighted assets)......      209,200     10.61                       N/A               *      118,300      *       6.00

--------------------
* Represents "greater than or equal to."

  Under FDICIA, the OTS was required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. The OTS added an interest rate risk capital component to its risk-based capital requirement originally effective September 30, 1994. However, the OTS has temporarily postponed the implementation of the rule implementing the interest rate risk capital component until the OTS has collected sufficient data to determine

                    BANK PLUS CORPORATION AND SUBSIDIARIES
whether the rule is effective in monitoring and managing interest rate risk. This capital component will require institutions deemed to have above normal interest rate risk to hold additional capital equal to 50% of the excess risk. No interest rate risk component would have been required to be added to the Bank's risk-based capital requirement at December 31, 1997 and 1996 had the rule been in effect at these times.

  The following table reconciles the Bank's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital as of December 31, 1997 and 1996.

                                     TANGIBLE CAPITAL     CORE CAPITAL      RISK-BASED CAPITAL
                                    ===================   =============   =====================
                                          BALANCE            BALANCE             BALANCE
                                    -------------------   -------------   ---------------------
                                                      (DOLLARS IN THOUSANDS)
As of December 31, 1997:
Stockholders' equity (1).........             $230,000        $230,000                $230,000
Unrealized loss on securities....                4,500           4,500                   4,500
Adjustments:
 Goodwill........................               (6,500)         (6,500)                 (6,500)
 Intangible assets (2)...........               (9,700)           (300)                   (300)
 GVA.............................                   --              --                  26,600
 Equity investments..............                   --              --                    (100)
                                              --------        --------                --------
Regulatory capital (3)...........             $218,300        $227,700                $254,200
                                              ========        ========                ========
As of December 31, 1996:
Stockholders' equity (1).........             $210,300        $210,300                $210,300
Unrealized gains on securities...               (1,000)         (1,000)                 (1,000)
Adjustments:
 Goodwill........................                 (300)             --                      --
 Intangible assets...............                 (100)           (100)                   (100)
 GVA.............................                   --              --                  24,600
 Equity investments..............                   --              --                    (200)
                                              --------        --------                --------
Regulatory capital (3)...........             $208,900        $209,200                $233,600
                                              ========        ========                ========

--------------
(1) Fidelity's total stockholder's equity, calculated in accordance with GAAP, was 5.52% and 6.32% of its total assets at December 31, 1997 and 1996, respectively.
(2) Includes core deposit intangibles associated with the acquisition of Hancock and the Coast branch acquisition at December 31, 1997.
(3) At periodic intervals, both the OTS and the FDIC routinely examine the Bank as part of their legally prescribed oversight of the industry. Based on their examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.


 Capitalized Software Costs

  The Bank was notified by the OTS West Regional Office in April 1995 by a written directive that certain computer software implementation or enhancement related costs capitalized in accordance with GAAP are required to be immediately expensed in the Bank's Thrift Financial Report (the "TFR") and deducted from regulatory capital as required in the instructions to the TFR and by OTS policy. As of December 31, 1995, the full amount in question, approximately $4.3 million, was reserved and subsequently written-off in the first quarter of 1996.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 16--STOCK OPTION PLANS

 Stock Option Plans

  On February 26, 1997, the Board of Directors of the Company adopted, subject to stockholder approval, a Stock Option and Equity Incentive Plan (the "Stock Option Plan"). The Stock Option Plan consists of certain amendments to, and a restatement of, the Bank's 1996 Stock Option Plan. On April 30, 1997, the Company's stockholders approved the Stock Option Plan which provides (1) the granting of stock options, restricted stock and deferred stock units (2) deferred stock awards in lieu of cash compensation otherwise payable to directors and (3) stock options, restricted stock or deferred stock units in lieu of cash awards for senior officers. The number of shares of the Bank's Common Stock available for grants has increased 750,000 to 2,125,000 under the Stock Option Plan. A provision has been added limiting to 100,000 the number of shares of Common Stock that can be subject to stock option grants in any year to any participant. The Stock Option Plan also provides for 2,500 annual grants of stock options to non-employee directors. The Stock Option Plan is administered by the Compensation/Stock Options Committee of the Board of Directors, which is authorized to select award recipients, establish award terms and conditions, and make other related administrative determinations in accordance with the provisions of the Stock Option Plan. Unexercised options granted under the Stock Option Plan expire on the earlier of the tenth anniversary of the Stock Option Plan effective date (February 9, 1996) or 90 days following the effective date of the recipients termination for cause, all outstanding options are canceled as of the effective date of such termination. Bank Plus assumed the 1996 Stock Option Plan in connection with the Reorganization.

  On December 11, 1995, the Board approved the grant of options to certain executives and key employees of the Bank at an exercise price of $2.10 ($8.35 after giving effect to the Reverse Stock Split), at which time the market value of the underlying Class A Common Stock was $2.06 per share ($8.25 after giving effect to the Reverse Stock Split). The options vest at a rate of 10% on February 13, 1996 and, thereafter, 30 % per year over the next three years at the anniversary of the Stock Option Plan effective date. Of the total options granted, 1,025,000 were granted to six executives of the Bank, 87,500 were granted to other key employees of the Bank and 184,000 were granted to the seven non-employee directors of the Bank. In 1997, the Board approved the grant of 100,000 to a new executive at $11.125. The options vest at 10% at date of grant and, thereafter, 30% per year over the next three years. In addition, nine non-employee directors were automatically granted options to purchase 22,500 shares at $10.25 which all vest immediately.


  The following is a summary of the Stock Option Plan:

                                                      Average
                                           Number      Option
                                         of Options    Price
                                         ----------   -------

     Granted, December 11, 1995...        1,296,500    $ 8.35
                                          ---------
     Balance, December 31, 1995...        1,296,500      8.35
      Expired.....................          (14,500)     8.35
      Exercised...................           (2,800)     8.35
                                          ---------
     Balance, December 31, 1996...        1,279,200      8.35
      Granted.....................          122,500     10.96
      Expired.....................         (114,450)     8.35
      Exercised...................          (63,375)     8.35
                                          ---------
     Balance, December 31, 1997...        1,223,875      8.61
                                          =========

                    BANK PLUS CORPORATION AND SUBSIDIARIES

  The fair value of options granted under the 1996 Stock Option Plan for 1997, 1996 and 1995 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 1997 and 1996 and 1995, respectively: no dividend yield, expected stock price volatility of 60% for 1997 and 77% for both 1996 and 1995 based on daily market prices for the preceding five year period, risk free interest rate equivalent to the 10-year Treasury rate on the date of the grant of 5.74% for 1997 and 5.70% for both 1996 and 1995, and an option contract life of 10 years. The Company applied Accounting Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under the Stock Option Plan consistent with the method of SFAS No. 123, the Company's net earnings and earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been changed to the pro forma amounts indicated below:

                                                             YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------
                                                       1997           1996             1995
                                                     -------        --------         --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Net earnings (loss):
      As reported............................        $12,653        $(14,089)        $(68,979)
      Pro forma..............................        $ 9,182        $(14,968)        $(68,979)
     Net earnings (loss) to common
      stockholders:
      As reported............................        $12,653        $(15,642)        $(68,979)
      Pro forma..............................        $ 9,182        $(16,521)        $(68,979)
     Basic net earnings (loss) per common
      share:
      As reported............................        $  0.67        $  (0.86)        $  (8.84)
      Pro forma..............................        $  0.49        $  (0.91)        $  (8.84)
     Diluted net earnings (loss) per common
      share:
      As reported............................        $  0.66        $  (0.85)        $  (8.83)
      Pro forma..............................        $  0.48        $  (0.90)        $  (8.83)
     Weighted-average fair value per share
      of options granted.....................        $  9.57        $   6.87         $   6.87

  Two non-employee directors participated in receiving deferred stock awards in lieu of cash compensation. As of December 31, 1997, there were 6,982 deferred stock grants with an average grant price of $11.61. Included in deferred compensation is approximately $0.1 million as of December 31, 1997.


NOTE 17--RELATED PARTY TRANSACTIONS

 Administrative and Operational Services

  Pursuant to the terms of a Expense Sharing Agreement between Bank Plus and Fidelity, Fidelity provides Bank Plus with all payroll, marketing, legal, management information services, accounts payable, human resources and general administrative services for a fee equal to 2.5% of the cost of certain shared expenses plus a pro rata share of the overhead costs and expenses associated with Bank employees who render such services to Bank Plus. Bank Plus paid Fidelity $0.3 million and $0.1 million under this agreement in 1997 and 1996, respectively. No such costs were paid to Fidelity prior to the formation of the holding company in May 1996.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

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


 Contribution of Gateway Capital Stock

  In May 1996, Fidelity contributed all the outstanding capital stock of Gateway to Bank Plus as a capital contribution. The net book value of such stock at December 31, 1995 was $0.8 million. As a result, Gateway became a wholly owned subsidiary of Bank Plus.


 Other Equity Transactions

  Fidelity paid a cash dividend of $2.0 million in May 1996 to capitalize Bank Plus, which had an immaterial effect on the Bank's tangible, core and risk-based capital. In addition, in April 1997 and November 1996, Gateway paid cash dividends of $0.3 million to Bank Plus.

  At December 31, 1997 and 1996, Bank Plus had cash and cash equivalents of $1.0 million and $0.8 million, respectively, and no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity and Gateway in order to fund its cash needs, including its payment obligations on the $51.5 principal amount of Senior Notes issued in exchange for Fidelity's Series A Preferred Stock. See Note 1--Summary of significant Accounting Policies. Both Gateway's and Fidelity's ability to pay dividends or otherwise provide funds to Bank Plus are subject to significant regulatory restrictions.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 18--FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                      DECEMBER 31, 1997                  DECEMBER 31, 1996
                                                  =========================        ===========================
                                                   CARRYING         FAIR            CARRYING           FAIR
                                                    AMOUNT          VALUE            AMOUNT            VALUE
                                                   --------         -----           --------           -----
                                                                    (DOLLARS IN THOUSANDS)
 FINANCIAL ASSETS:
 Investment securities available for
  sale..................................          $  100,837     $  100,837         $  156,251        $  156,251
 Investment securities held to maturity.               3,189          3,208              5,178             5,198
 MBSs available for sale................             852,604        852,604            179,403           179,403
 MBSs held to maturity..................                  --             --             30,024            27,169
 MBSs held for trading..................              41,050         41,050             14,121            14,121
 Loans receivable.......................           2,823,577      2,818,236          2,691,931         2,630,100
 Mortgage servicing rights..............               2,056          5,346              2,141            11,000
 Other assets...........................                 922            922                751               751

 FINANCIAL LIABILITIES:
 Deposits...............................           2,891,801      2,899,964          2,495,933         2,425,284
 FHLB advances..........................           1,009,960      1,012,640            449,851           450,284
 Senior notes...........................              51,478         61,522                 --                --
 Commercial paper.......................                  --             --             40,000            40,016
 Mortgage-backed notes..................                  --             --            100,000           100,000

 OFF-BALANCE-SHEET ASSETS (LIABILITIES):
 Commitment to sell MBSs................                  --              1                 --                25
 Commitment to purchase MBSs............                  --             58                 --                (4)
 Interest rate swap.....................                  --            (46)                --                --

  The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

 Investment Securities and Mortgage-backed Securities

  Estimated fair values for investment and MBSs are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

 Loans

  The estimated fair values of loans receivable are based on an option adjusted cash flow valuation ("OACFV"). The OACFV includes forward interest rate simulations and takes into account the credit quality of performing and nonperforming loans. Such valuations may not be indicative of the value derived upon a sale of all or part of the portfolio.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

 Mortgage Servicing Rights

  The estimated fair values of mortgage servicing rights are based on an OACFV analysis.

 Other Assets

  Fair value of trading derivative instruments are based on quoted market prices.

 Deposits

  The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand. The fair value of fixed rate certificates of deposits is estimated by using an OACFV analysis.

 Borrowings (Including Federal Home Loan Bank Advances and Other Borrowings)

  The estimated fair value is based on an OACFV model.

 Off-balance sheet instruments, which include interest rate swaps, floors and options

  The estimated fair value for the Company's off-balance sheet instruments are based on quoted market prices, when available, or an OACFV analysis.

 Other Financial Instruments

  Financial instruments of the Bank, as included in the Consolidated Statements of Financial Condition, for which fair value approximates the carrying amount at December 31, 1997 and 1996 include "Cash and cash equivalents", "Interest receivable", "Investment in FHLB stock" and interest payable.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                  FIRST           SECOND                THIRD            FOURTH          YEAR
                                                 QUARTER          QUARTER              QUARTER           QUARTER
                                               -----------     ------------       --------------       -------------   -----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997:
 Interest income........................       $    58,707      $    58,455        $    65,531         $    72,314    $   255,007
 Interest expense.......................            38,350           38,129             45,098              52,432        174,009
 Provision for estimated loan losses....             4,251            4,251              4,251                 251         13,004
 Provision for estimated real estate
  losses................................               742              620               (333)                 31          1,060
 Gains on loan sales, net...............                 7               21                  2                   7             37
 Gains on sales of securities and
  trading activities, net...............             1,221              995                362                  92          2,670
 Writedown of MBSs, available for sale..                --               --                 --              (4,838)        (4,838)
 Operating expense......................            14,336           15,041             16,481              17,238         63,096
 Earnings before minority interest in
  subsidiary............................             5,768            5,583              3,750               1,787         16,888
 Minority interest in subsidiary
   (dividends on subsidiary
    preferred stock)....................             1,553            2,333                342                   7          4,235
 Net earning............................             4,215            3,250              3,408               1,780         12,653
 Earnings available for common
  stockholders..........................             4,215            3,250              3,408               1,780         12,653
 Basic earnings per common share........              0.23             0.18               0.18                0.08           0.67
 Basic weighted average common shares
  outstanding...........................        18,245,265       18,248,754         19,310,813          19,356,825     18,794,887
 Diluted earnings per common share......              0.23             0.18               0.17                0.08           0.66
 Diluted weighted average common shares
  outstanding...........................        18,656,085       18,496,194         19,648,242          19,732,348     19,143,233
Market prices of common stock:
 High...................................             13.75            11.50              13.25               13.69          13.75
 Low....................................             10.38             9.63              10.75               11.06           9.63
1996:
 Interest income........................       $    60,052      $    59,556        $    59,020         $    59,285    $   237,913
 Interest expense.......................            38,216           37,790             37,775              38,842        152,623
 Provision for estimated loan losses....             3,905            3,905              3,900               3,900         15,610
 Provision for estimated real estate
  losses................................               668              578                731               1,242          3,219
 Gains on loan sales, net...............                --                6                  3                  13             22
 Gains (losses) on sales of securities
  and trading activities, net...........               (83)             235                610                 574          1,336
 Operating expense......................            16,627           16,538             17,433              13,853         64,451
 SAIF special assessment................                --               --             18,000                  --         18,000
 Earnings (loss) before minority
  interest in subsidiary................             1,531            2,222            (16,371)              3,186         (9,432)
 Minority interest in subsidiary
  (dividends on subsidiary
  preferred stock)......................                --            1,552              1,553               1,552          4,657
 Net earning (loss).....................             1,531              670            (17,924)              1,634        (14,089)
 Preferred stock dividends..............             1,553               --                 --                  --          1,553
 (Loss) earnings available for common
  stockholders..........................               (22)             670            (17,924)              1,634        (15,642)
 Basic (loss) earnings per common share.                --             0.04              (0.98)               0.08          (0.86)
 Basic weighted average common shares
  outstanding...........................        18,242,465       18,242,465         18,242,715          18,243,890     18,242,887
 Diluted (loss) earnings per common
  share.................................                --             0.04              (0.97)               0.08          (0.85)
 Diluted weighted average common shares
  outstanding...........................        18,349,019       18,348,901         18,438,661          18,580,957     18,438,454
Market prices of common stock:
 High...................................              9.75             9.50              10.63               11.75          11.75
 Low....................................              8.50             8.63               8.75               10.63           8.50
                                                                                                                         (continued)

                    BANK PLUS CORPORATION AND SUBSIDIARIES

(continued)

                                                     FIRST            SECOND             THIRD           FOURTH
                                                    QUARTER           QUARTER           QUARTER          QUARTER         YEAR
                                                 -----------       -----------       ------------     ------------   ------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1995:
 Interest income................................  $   60,570        $   62,521        $   61,700       $    61,686    $  246,477
 Interest expense...............................      42,641            45,625            43,618            42,952       174,836
 Provision for estimated loan losses............       4,020            11,131             8,773            45,800        69,724
 Provision for estimated real estate losses.....         391             1,153             1,229               593         3,366
 (Losses) gains on loan sales, net..............        (292)              938                15              (139)          522
 Gains on sales of securities and
  trading activities, net.......................         939             3,159                --                --         4,098
 Operating expense..............................      19,151            19,035            20,466            23,302        81,954
 Net earnings (loss)............................       1,049            (9,027)          (10,579)          (50,422)      (68,979)
 Basic (loss) earnings per share................        0.16             (1.39)            (1.63)            (4.31)        (8.84)
 Basic weighted average common shares
  outstanding...................................   6,492,465         6,492,465         6,492,465        11,708,539     7,807,201
 Diluted (loss) earnings per common share.......        0.16             (1.39)            (1.63)            (4.29)        (8.83)
 Diluted weighted average common shares
  outstanding...................................   6,492,465         6,492,465         6,492,465        11,739,718     7,815,560
Market prices of common stock:
 High...........................................       20.00             18.00             11.50              9.25         20.00
 Low............................................       16.00             11.00              6.00              5.50          5.50


                    BANK PLUS CORPORATION AND SUBSIDIARIES

NOTE 20--PARENT COMPANY CONDENSED FINANCIAL INFORMATION

  This information should be read in conjunction with the other notes to the consolidated financial statements.

                             BANK PLUS CORPORATION
                       STATEMENTS OF FINANCIAL CONDITION

                                                                                DECEMBER 31,    DECEMBER 31,
                                                                                    1997             1996
                                                                                ------------    ------------
                                                                                   (DOLLARS IN THOUSANDS)
  ASSETS:
   Cash and cash equivalents...............................................     $    974            $    792
   Loans receivable........................................................          565                 709
   Investment in preferred stock of subsidiary.............................       51,478                  --
   Investment in subsidiaries..............................................      184,079             158,513
   Other assets............................................................        1,126                 731
                                                                                --------            --------
                                                                                $238,222            $160,745
                                                                                ========            ========
  LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
    Senior notes...........................................................     $ 51,478            $     --
    Other liabilities......................................................          932                 131
                                                                                --------            --------
                                                                                  52,410                 131
   Stockholder's equity....................................................      185,812             160,614
                                                                                --------            --------
                                                                                $238,222            $160,745
                                                                                ========            ========

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                             BANK PLUS CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                                                           EIGHT MONTHS
                                                                                             YEAR ENDED       ENDED
                                                                                             DECEMBER 31,  DECEMBER 31,
                                                                                                 1997          1996
                                                                                             ------------  ------------
                                                                                               (Dollars in thousands)
INCOME:
 Interest income............................................................................   $     49      $     29
 Interest expense...........................................................................      2,782            --
                                                                                               --------      --------
NET INTEREST (EXPENSE) INCOME..............................................................     (2,733)           29
                                                                                               --------      --------
EXPENSES:
 Occupancy..................................................................................        257            --
 Professional services......................................................................        219           208
 Intercompany expense allocation............................................................        271           143
 Other......................................................................................         93            42
                                                                                               --------      --------
                                                                                                    840           393
                                                                                               --------      --------
LOSS BEFORE INCOME TAX BENEFIT..............................................................     (3,573)         (364)
 Income tax benefit.........................................................................        384           149
                                                                                               --------      --------
LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) AND MINORITY
 INTEREST OF SUBSIDIARIES...................................................................     (3,189)         (215)
  Equity in undistributed net earnings (loss) of subsidiaries...............................     20,077        (9,217)
  Minority interest in subsidiary (dividend on subsidiary
   preferred stock).........................................................................     (4,235)       (4,657)
                                                                                               --------      --------
NET EARNINGS (LOSS).........................................................................   $ 12,653      $(14,089)
                                                                                               ========      ========

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                             BANK PLUS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                                              EIGHT MONTHS
                                                                                         YEAR ENDED              ENDED
                                                                                         DECEMBER 31,          DECEMBER 31,
                                                                                             1997                 1996
                                                                                       ----------------       -------------
                                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)..........................................................              $  12,653          $ (14,089)
 Equity in undistributed net (earnings) loss of subsidiaries..................                (20,077)             9,217
 Minority interest in subsidiary (dividend on subsidiary preferred stock).....                  4,235              4,657
 Other assets increase........................................................                   (395)              (707)
 Senior notes interest payable, increase......................................                  2,782                 --
 Other liabilities increase...................................................                     12                119
 Other........................................................................                     --                (19)
                                                                                            ---------          ---------
  Net cash used in operating activities.......................................                   (790)              (822)
                                                                                            ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loans receivable decrease (increase).........................................                    144               (709)
                                                                                            ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends from subsidiaries..................................................                  2,290              2,300
 Stock options exercised......................................................                    530                 23
 Senior notes interest........................................................                 (1,992)                --
                                                                                            ---------          ---------
  Net cash provided by financing activities...................................                    828              2,323
                                                                                            ---------          ---------
    Net increase in cash and cash equivalents.................................                    182                792
  Cash and cash equivalents at beginning of period............................                    792                 --
                                                                                            ---------          ---------
  Cash and cash equivalents at the end of period..............................              $     974          $     792
                                                                                            =========          =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Exchange of preferred stock for senior notes:
    Investment in preferred stock of subsidiary...............................              $  51,478          $      --
    Senior notes..............................................................                 51,478                 --

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

   None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Incorporated herein by this reference is the information set forth in the sections entitled "PROPOSAL NUMBER 1: ELECTION OF DIRECTORS," "DIRECTORS AND EXECUTIVE OFFICERS" contained in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

  Incorporated herein by this reference is the information set forth in the section entitled "EXECUTIVE COMPENSATION" contained in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by this reference is the information set forth in the section entitled "BENEFICIAL OWNERSHIP OF COMMON STOCK" contained in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by this reference is the information set forth in the section entitled "RELATED PARTY TRANSACTIONS" contained in the 1998 Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


  (a)(1)  Financial Statements


                                           DESCRIPTION                                                PAGE NO.
                                           -----------                                               -----------
Independent Auditor's Report.......................................................................     F-2
Consolidated Statements of Financial Condition at December 31, 1997 and 1996.......................     F-3
Consolidated Statements of Operations for Each of the Three Years in the Period Ended
  December 31, 1997................................................................................     F-4
Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended
  December 31, 1997................................................................................     F-5
Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December
  31, 1997.........................................................................................     F-6
Notes to Consolidated Financial Statements for Each of the Three Years in the Period Ended
 December 31, 1997.................................................................................     F-8

  (a)(2) Financial Statement Schedules


  All schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  (b)  Reports on Form 8-K

  None

  (c)  Exhibits


   EXHIBIT
     NO.                                                   DESCRIPTION
--------------   -------------------------------------------------------------------------------------------------
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

   EXHIBIT
     NO.                                                   DESCRIPTION
--------------   -------------------------------------------------------------------------------------------------
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

         10.31   Form of Severance Agreement between the Bank and Mr. Renstrom (incorporated by reference to
                 Exhibit 10.29 to the Form 8-B).*

         10.32   Form of Incentive Stock Option Agreement between the Bank and certain officers
                 (incorporated by reference to Exhibit 10.30 to the Form 8-B).*

   EXHIBIT
     NO.                                                   DESCRIPTION
--------------   -------------------------------------------------------------------------------------------------
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

         10.57   Form of 1997 Non-Employee Director Stock Option Agreement between the Company and certain directors.

         11.     Statement re Computation of Per Share Earnings.

         12.     Computation of Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock
                 Dividends.

         21.1    List of Subsidiaries.

         27.     Financial Data Schedule.

-----------------
            * Indicates previously filed documents.

                                   SIGNATURES


  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                  BANK PLUS CORPORATION



                                  By:    /S/    GORDON V. SMITH
                                     -----------------------------
                                               GORDON V. SMITH
                                             Chairman of the Board


Date:  March 30, 1998


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



SIGNATURE                                                     CAPACITY                              DATE
----------------------------------------  ------------------------------------------------    -----------------
/S/ GORDON V. SMITH                       Chairman of the Board of Directors                  March 30, 1998
----------------------------------------
         GORDON V. SMITH

/S/ RICHARD M. GREENWOOD                  President and Chief Executive Officer; Vice         March 30, 1998
----------------------------------------             Chairman of the Board
         RICHARD M. GREENWOOD                        (Principal Financial Officer)

/S/ NORMAN BARKER, JR.                    Director                                            March 30, 1998
----------------------------------------
    NORMAN BARKER, JR.

/S/ WALDO H. BURNSIDE                     Director                                            March 30, 1998
----------------------------------------
    WALDO H. BURNSIDE

/S/ GEORGE GIBBS, JR.                     Director                                            March 30, 1998
----------------------------------------
    GEORGE GIBBS, JR.

/S/ LILLY V. LEE                          Director                                            March 30, 1998
----------------------------------------
    LILLY V. LEE

/S/ MARK SULLIVAN III                     Director                                            March 30, 1998
----------------------------------------
    MARK SULLIVAN III

/S/ RICHARD VILLA                            Senior Vice President, Controller and            March 30, 1998
----------------------------------------     Chief Accounting Officer
    RICHARD VILLA                            (Principal Accounting Officer)