Form 10-Q
period 1998-03-31
BANK PLUS CORP
filed 1998-05-15
CIK 1012616

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

                 For the quarterly period ended March 31, 1998


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

                           ------------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [_]

  As of April 29, 1998, Registrant had outstanding 19,367,203 shares of Common Stock, par value $.01 per share.

===============================================================================

                             BANK PLUS CORPORATION



                                     INDEX


                                                                                                         PAGE
                                                                                                         ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of March 31, 1998 and
                December 31, 1997......................................................................   1

          Consolidated Statements of Operations for the three months ended March 31, 1998
                and 1997...............................................................................   2

          Consolidated Statements of Comprehensive Income for the three months ended
                March 31, 1998 and 1997................................................................   3

          Consolidated Statements of Cash Flows for the three months ended March 31, 1998
                and 1997...............................................................................   4

          Notes to Consolidated Financial Statements...................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations...................................................................................   8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................  30

Item 2.   Changes in Securities........................................................................  31

Item 3.   Defaults Upon Senior Securities..............................................................  31

Item 4.   Submission of Matters to a Vote of Security Holders..........................................  31

Item 5.   Other Information............................................................................  31

Item 6.   Exhibits and Reports on Form 8-K.............................................................  32

                a. Exhibits............................................................................  32

                b. Reports on Form 8-K.................................................................  34

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BANK PLUS CORPORATION AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (Dollars in thousands, except per share amounts)

                                                                                                March 31,     December 31,
                                                                                                  1998            1997
                                                                                              ------------    -----------
Assets:
 Cash and cash equivalents.................................................................   $   351,204     $   165,945
 Investment securities available for sale, at fair value...................................        32,820         100,837
 Investment securities held to maturity at amortized cost (market value of
   $3,255 and $3,208 at March 31, 1998 and December 31, 1997, respectively)................         3,238           3,189
 Mortgage-backed securities held for trading, at fair value................................        30,023          41,050
 Mortgage-backed securities available for sale, at fair value..............................       779,827         852,604
 Loans receivable, net of allowances of $47,535 and $50,538 at March 31, 1998 and
   December 31, 1997, respectively.........................................................     2,846,156       2,823,577
 Interest receivable.......................................................................        23,380          24,114
 Investment in Federal Home Loan Bank ("FHLB") stock.......................................        61,361          60,498
 Real estate owned, net....................................................................        10,481          12,293
 Premises and equipment, net...............................................................        33,644          32,707
 Other assets..............................................................................        47,935          50,992
                                                                                              -----------     -----------
                                                                                              $ 4,220,069     $ 4,167,806
                                                                                              ===========     ===========
Liabilities and Stockholders' Equity:
 Liabilities:
  Deposits.................................................................................   $ 2,995,954     $ 2,891,801
  FHLB advances............................................................................       959,960       1,009,960
  Senior notes.............................................................................        51,478          51,478
  Other liabilities........................................................................        26,873          32,950
                                                                                              -----------     -----------
                                                                                                4,034,265       3,986,189
                                                                                              -----------     -----------
 Minority Interest:  Preferred stock issued by consolidated subsidiary.....................           272             272
 Stockholders' equity:
  Common Stock:
   Common stock, par value $.01 per share;  78,500,000 shares authorized; 19,383,215 and 19,367,215 shares outstanding
   at March 31, 1998 and December 31, 1997, respectively...................................           194             194
  Paid-in capital..........................................................................       274,612         274,432
  Accumulated other comprehensive loss.....................................................        (4,001)         (4,467)
  Accumulated deficit......................................................................       (85,273)        (88,814)
                                                                                              -----------     -----------
                                                                                                  185,532         181,345
                                                                                               ----------     -----------
                                                                                              $ 4,220,069     $ 4,167,806
                                                                                              ===========     ===========

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               -----------------------------
                                                                                      1998           1997
                                                                                 ------------   ------------
INTEREST INCOME:
 Loans.........................................................................  $     54,005   $     49,840
 Mortgage-backed securities....................................................        13,565          4,304
 Investment securities and other...............................................         6,993          4,563
                                                                                 ------------   ------------
  Total interest income........................................................        74,563         58,707
                                                                                 ------------   ------------
Interest Expense:
 Deposits......................................................................        35,471         29,140
 FHLB advances.................................................................        16,626          5,943
 Other borrowings..............................................................         1,569          3,267
                                                                                 ------------   ------------
  Total interest expense.......................................................        53,666         38,350
                                                                                 ------------   ------------
Net Interest Income                                                                    20,897         20,357
 Provision for estimated loan losses...........................................         2,000          4,251
                                                                                 ------------   ------------
Net Interest Income after Provision for Estimated Loan Losses..................        18,897         16,106
                                                                                 ------------   ------------
Noninterest Income (Expense):
 Loan fee income...............................................................         2,640            508
 Gains on loan sales, net......................................................            18              7
 Fee income from sale of uninsured investment products.........................         1,453          1,513
 Fee income on deposits and other income.......................................           794            750
 Gains on sales of securities and trading activities, net......................           278          1,221
 Fee income on Americash.......................................................         1,094             --
                                                                                 ------------   ------------
                                                                                        6,277          3,999
                                                                                 ------------   ------------
 Provision for estimated real estate losses....................................           (63)          (742)
 Direct costs of real estate operations, net...................................          (771)        (1,559)
                                                                                 ------------   ------------
                                                                                         (834)        (2,301)
                                                                                 ------------   ------------
  Total noninterest income.....................................................         5,443          1,698
                                                                                 ------------   ------------
Operating Expense:
 Personnel and benefits........................................................         9,256          6,701
 Occupancy.....................................................................         3,387          2,500
 FDIC insurance................................................................           642            494
 Professional services.........................................................         3,605          2,620
 Office-related expenses.......................................................         1,270            848
 Other.........................................................................         2,002          1,173
                                                                                 ------------   ------------
  Total operating expense......................................................        20,162         14,336
                                                                                 ------------   ------------
Earnings Before Income Taxes and Minority Interest in Subsidiary...............         4,178          3,468
 Income tax expense (benefit)..................................................           630         (2,300)
                                                                                 ------------   ------------
Earnings before Minority Interest in Subsidiary................................         3,548          5,768
 Minority interest in subsidiary (dividends on subsidiary
  preferred stock).............................................................             7          1,553
                                                                                 ------------   ------------
Earnings Available for Common Stockholders.....................................  $      3,541   $      4,215
                                                                                 ============   ============
Basic Earnings Per Common Share................................................         $0.18          $0.23
                                                                                 ============   ============
Basic Weighted Average Common Shares Outstanding...............................    19,369,326     18,245,265
                                                                                 ============   ============
Diluted Earnings Per Common Share..............................................         $0.18          $0.23
                                                                                 ============   ============
Diluted Weighted Average Common Shares Outstanding.............................    19,817,279     18,656,085
                                                                                 ============   ============


                 See notes to consolidated financial statements

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (Dollars in thousands)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               -----------------------
                                                                                   1998         1997
                                                                               ----------     ---------

EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS.....................................   $  3,541    $  4,215
                                                                                  --------    --------
Other comprehensive income (loss), net of  income taxes:
 Unrealized gains (losses) on securities available for sale:
  Investment securities available for sale.....................................       (120)     (1,512)
  Mortgage-backed securities available for sale................................      1,901      (2,322)
  Derivative financial instruments.............................................     (1,315)        (45)
                                                                                  --------    --------
 Other comprehensive income (loss).............................................        466      (3,879)
                                                                                  --------    --------
Comprehensive Income...........................................................   $  4,007    $    336
                                                                                  ========    ========

                 See notes to consolidated financial statements

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               ---------------------------
                                                                                     1998          1997
                                                                               --------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings..................................................................   $    3,541    $    4,215
 Adjustments to reconcile net earnings to net cash provided
  by (used in) operating activities:
   Provisions for estimated loan and real estate losses........................        2,063         4,993
   Gains on sale of loans and securities.......................................         (296)       (1,228)
   FHLB stock dividend.........................................................         (875)         (891)
   Depreciation and amortization...............................................        1,585           870
   Amortization of discounts and accretion of premiums
     and deferred loan items, net..............................................        1,910          (491)
 Purchases of mortgage-backed securities ("MBS") held for trading..............      (19,842)       (9,979)
 Principal repayments of MBS held for trading..................................        1,927           157
 Proceeds from sales of MBS held for trading...................................       28,617        13,074
 Interest receivable decrease..................................................          734           631
 Other assets decrease.........................................................        3,108        31,300
 Deferred income tax expense (benefit).........................................          520        (2,404)
 Interest payable (decrease) increase..........................................       (4,097)        4,621
 Other liabilities and deferred income (decrease) increase.....................         (125)        1,292
                                                                                  ----------    ----------
     Net cash provided by operating activities.................................       18,770        46,160
                                                                                  ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturities of investment securities available for sale........................       10,000            --
 Proceeds from sales of investment securities available for sale...............       57,805            --
 Purchases of MBS available for sale...........................................           --       (66,547)
 Principal repayments of MBS available for sale................................       51,911         5,622
 Proceeds from sales of MBS available for sale.................................       20,888        43,695
 Principal repayments of MBS held to maturity..................................           --           770
 Realized loss on hedging of MBS available for sale............................       (3,704)           --
 Loans receivable, net (increase) decrease.....................................      (32,878)       34,727
 Proceeds from sales of  real estate, net......................................       10,177        11,331
 Premises and equipment additions, net.........................................       (2,043)         (371)
                                                                                  ----------    ----------
     Net cash provided by (used in) investing activities.......................      112,156        29,227
                                                                                  ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Demand deposits and passbook savings, net increase............................       67,165         6,336
 Certificate accounts, net increase............................................       36,988        14,722
 Proceeds from FHLB advances...................................................      180,000        50,000
 Repayments of FHLB advances...................................................     (230,000)     (112,700)
 Stock options exercised.......................................................          180            --
                                                                                  ----------    ----------
  Net cash provided by (used in) financing activities..........................       54,333       (41,642)
                                                                                  ----------    ----------
     Net increase in cash and cash equivalents.................................      185,259        33,745
  Cash and cash equivalents at the beginning of the period.....................      165,945        70,126
                                                                                  ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................   $  351,204    $  103,871
                                                                                  ==========    ==========
                                                                              (Continued on following page)

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     -----------------------------
                                                                                          1998            1997
                                                                                     ---------------   ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest on deposits, advances and other borrowings..........................      $  (57,395)       $ (33,147)
  Income tax payment...........................................................             (10)              --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Additions to real estate acquired through foreclosure.........................           8,428           12,666
 Loans originated to finance sale of real estate owned.........................              --            1,616

                See notes to consolidated financial statements.

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Months Ended March 31, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

     In the opinion of Bank Plus Corporation ("Bank Plus") and Bank Plus together with its subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 1998 and December 31, 1997, and the results of operations and statements of cash flows for the three months ended March 31, 1998 and 1997.

     Bank Plus is the holding company for Fidelity Federal Bank, a Federal Savings Bank, and its subsidiaries (the "Bank" or "Fidelity"), Gateway Investment Services, Inc. ("Gateway") and Bank Plus Credit Services Corporation ("BPCS"). The Company's headquarters are in Los Angeles, California. The Company offers a broad range of consumer financial services, including demand and term deposits, uninsured investment products, and loans to consumers, through 38 full-service branches, 37 of which are located in Southern California, principally in Los Angeles and Orange counties, and one of which is located in Bloomington, Minnesota. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1998 presentation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. The financial information provided herein, including the information under the heading Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto, as of December 31, 1997, together with the MD&A as of such date.


2. REPORTING COMPREHENSIVE INCOME

     During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 which establishes standards for reporting and the displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-stockholder sources." It includes all changes in equity during a period except those resulting from investments by stockholders' and distribution to stockholders'.

     SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.


3. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes various financial instruments in the normal course of its business. By their nature all such instruments involve risk, and the maximum potential loss may exceed the value at which such instruments are carried.

     The Company has employed interest rate swaps, caps and floors in the management of interest rate risk. Gains or losses on early terminations of swaps, caps or floors are included in the carrying amount of the related asset or liability and amortized as yield adjustments over the remaining terms of the terminated instruments. The premiums paid for interest rate caps and floors are capitalized and amortized over the life of the contracts using

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Three Months Ended March 31, 1998


the straight line method. Options on treasury futures, interest rate caps and swaps and forward commitments to purchase or sell MBSs entered into for trading purposes are carried at fair value. Realized and unrealized changes in fair values are recognized in earnings in the period in which the changes occur. Treasury futures used to hedge the fluctuations in fair values of available for sale securities are carried at fair value, with realized and unrealized changes in fair value recognized in a separate component of stockholders' equity. Realized gains and losses on termination of such hedge instruments are amortized into interest income or expense over the expected remaining life of the hedged asset or liability. Management monitors the correlation of the changes in fair values between the hedge instruments and the securities being hedged to ensure high correlation. If the criteria for hedge accounting is not met, the fair value adjustments of the derivative instruments are reported in current earnings.


4. EARNINGS PER SHARE

     Earnings per share ("EPS") is calculated on both a basic and diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. The dilutive potential common shares as of March 31, 1998 and 1997 are 447,953 and 410,820, respectively, relating to incremental shares from assumed conversions of stock options and deferred stock grants.


5. LOAN FEE INCOME

     The Company charges fees for originating loans. Mortgage loan origination fees, net of certain direct costs of originating the mortgage loan, are recognized as an adjustment of the mortgage loan yield over the estimated life of the mortgage loan by the interest method. When a mortgage loan is sold, unamortized net mortgage loan origination fees and direct costs are recognized in earnings with the related gain or loss on sale. Other mortgage loan fees and charges representing service costs for the prepayment of mortgage loans, for delinquent payments or for miscellaneous mortgage loan services are recognized when collected. Mortgage loan commitment fees received are deferred to the extent they exceed direct underwriting costs.

     Credit card origination and annual fees are netted against direct origination cost and amortized over twelve months and recognized as fee income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

  Certain statements included or incorporated by reference in this Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the continuing impact of California's economic recession on collateral values and the ability of certain borrowers to repay their obligations to Fidelity; the potential risk associated with the Bank's level of nonperforming assets and other assets with increased risk; changes in or amendments to regulatory authorities' capital requirements or other regulations applicable to Fidelity; fluctuations in interest rates; increased levels of competition for loans and deposits; start-up risks associated with new business lines, including affinity card programs and credit processing activities; and other factors referred to in this Form 10-Q. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


OVERVIEW

  Bank Plus Corporation ("Bank Plus"), through its wholly-owned subsidiaries, Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries ("Fidelity" or the "Bank"), Gateway Investment Services, Inc., ("Gateway") and Bank Plus Credit Services Corporation ("BPCS") (collectively, the "Company"), offers a broad range of consumer financial services, including demand and term deposits, loans to consumers, uninsured investment products and credit processing services. Fidelity operates through 38 full-service branches, 37 of which are located in southern California, principally in Los Angeles and Orange counties, and one of which is located in Bloomington, Minnesota. The Bank makes available to its customers residential mortgages and consumer loans, which the Bank does not underwrite or fund, by referral to certain established providers of mortgage and consumer loan products with which the Bank has negotiated strategic alliances. In addition, through Gateway, a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, the Bank provides customers with uninsured investment products, including mutual funds and annuities.


CREDIT CARDS

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

  Under the credit enhancement programs, the affinity partners have the right to purchase outstanding card receivables at par and, in exchange, provide credit enhancements to guarantee full repayment of the Bank's outstanding receivables in the event of cardholder defaults. The credit enhancements include funding by the affinity counter party of a reserve account or pledging of collateral as receivables are funded by the Bank. As a result of the credit enhancements provided under these affinity programs, the Bank does not record any loan loss provisions associated with the outstanding balances. The Bank has committed to fund up to an aggregate outstanding balance of $425 million under the credit enhancement programs. At March 31, 1998, outstanding credit cards and balances associated with the credit enhancement programs were approximately 46,000 and $79.1 million, respectively.

  Under the shared risk programs, the Bank and the affinity counter party share the net earnings or loss of the program based on contracted percentages. The net earnings or loss is determined after consideration of all direct revenues and expenses, including loan loss provisions and the Bank's cost of funding card balances, plus an appropriate interest rate spread. In January 1998, the Bank began issuing cards under a shared risk program with an affinity counter-party which has an affiliation with approximately 17 million members. The Bank offers cards with limits ranging from $300 to $5,000 to the full credit spectrum of borrowers. At March 31, 1998, outstanding credit cards and balances associated with the shared risk program were approximately 80,000 and $34.1 million, respectively.

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

  The Bank currently outsources card processing and customer service to third party providers. However, the Company is establishing a credit processing center to handle card-related services internally. The credit processing center operates as a subsidiary of Bank Plus under the name of Bank Plus Credit Services Corporation (BPCS). Recently BPCS began handling collections and fraud investigation for the shared risk card programs with plans to bring in customer service in the near future. The Company believes that customer satisfaction and the Company's responsiveness and availability are key factors that will enhance and extend the Company's relationship with its card customers, and that its ability to achieve customer satisfaction is significantly enhanced by developing and maintaining a credit processing center internally. The Company has recently employed senior and middle management with significant credit card operations experience to start up and operate the credit processing center, as such experience was not previously resident in the Company. The establishment of this processing center requires funding of significant start-up costs, and no assurances can be given that these costs will be recovered. In April 1998 Fidelity made a cash dividend of $3.0 million to Bank Plus which may be used by Bank Plus to support the start-up cost of BPCS.


RETAIL FINANCIAL SERVICES

  In June 1997, Fidelity entered into an arrangement with Americash L.L.C. ("Americash") in which Fidelity acts as cash services provider for Americash's newly established and rapidly expanding network of cash-dispensing automatic teller machines. Fidelity has agreed to provide cash for Americash ATMs throughout the United States, and is entitled to fees based on the volume of cash withdrawal transactions. If the transaction volume is below certain agreed upon minimums, the fees to which Fidelity is entitled are calculated using a formula designed to ensure Fidelity a minimum return for the use of its cash. The average cash balance in use for the Americash program during the first quarter of 1998 was $59.4 million, and the program generated fees, which are reported as noninterest income, of $1.1 million during the same period.

  During 1997 and the first quarter of 1998, the average transaction volume for the Americash ATM network was insufficient to generate transaction fees above the minimum threshold provided for in the agreement between

Americash and Fidelity. Therefore, Fidelity's fees during those periods were calculated using the minimum return formula described above. At the request of Americash, Fidelity has agreed to defer collection of a portion of those accrued fees in order to assist Americash with its cash flow needs during the initial rollout period. As a result of this deferral of fees, accounts receivable from Americash of $1.0 million and $1.8 million were outstanding at December 31, 1997 and March 31, 1998, respectively. This fee-deferral arrangement is temporary, and management anticipates that Americash will secure other sources of financing for its capital requirements. Until such alternative financing is obtained, management believes the Bank has adequate remedies under its agreement with Americash to ensure full and prompt collection of the fee receivable referred to above.


RESULTS OF OPERATIONS

  The Company reported net earnings available to common stockholders of $3.5 million ($0.18 per basic common share; computed on the basis of 19,369,326 basic weighted average common shares outstanding and $0.18 per diluted common share; computed on the basis of 19,817,279 diluted weighted average common shares outstanding) for the three months ended March 31, 1998. This compares to net earnings available to common stockholders of $4.2 million ($0.23 per basic common share; computed on the basis of 18,245,265 basic weighted average common shares outstanding and $0.23 per diluted common share; computed on the basis of 18,656,085 diluted weighted average common shares outstanding) for the three months ended March 31, 1997.

  Net earnings for the three months ended March 31, 1998, as compared to the same period in 1997, reflect: (a) increased net interest income of $0.5 million primarily due to increased average volume of interest-earning assets offset by lower rates on interest-earning assets and higher rates and volume on interest-bearing liabilities, (b) decreased provisions for estimated loan losses of $2.3 million due to improved asset quality, and (c) increased noninterest income of $3.7 million due primarily to increased loan fee and fee income on Americash, partially offset by lower gains on sales of mortgage-backed securities ("MBS"), and (d) decreased minority interest in subsidiary (dividend on subsidiary preferred stock) of $1.5 million primarily due to the exchange to 12% Senior Notes due July 18, 2007 (the "Senior Notes") in the third quarter of 1997. These favorable changes were partially offset by (a) increased operating expenses of $5.8 million primarily due to the Hancock Savings Bank, FSB ("Hancock") acquisition and implementation of the business strategy described in the Company's December 31, 1997 Annual Report on Form 10-K under Item 1. "BusinessBusiness Strategy", and (b) decreased income tax benefit of $2.9 million (see "--Income Taxes").


ASSET/LIABILITY MANAGEMENT

  Net interest income is the difference between interest earned on the Company's loans, MBSs and investment securities ("interest-earning assets") and interest paid on its deposits and borrowings ("interest-bearing liabilities"). Net interest income is affected by the interest rate spread, which is the difference between the rates earned on the Company's interest-earning assets and rates paid on its interest-bearing liabilities, as well as the relative amounts of its interest-earning assets and interest-bearing liabilities. The Company's average interest rate spread for the three months ended March 31, 1998 and 1997 was 1.87% and 2.13%, respectively.

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

  The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of ARM loans. ARM loans comprised 93%, of the total loan portfolio at March 31, 1998 and 97% at March 31, 1997. The percentage of monthly adjustable ARMs to total loans was approximately 70% and 76% at March 31, 1998 and 1997, respectively. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. At March 31, 1998, approximately 92% of Fidelity's total loan portfolio consisted of loans which mature or reprice within one year, compared to approximately 93% at March 31, 1997. Fidelity has in recent periods been negatively impacted by the fact that increases in the interest rates accruing on Fidelity's ARMs lagged the increases in interest rates accruing on its deposits due to reporting delays and contractual look-back periods contained in the Bank's loan documents. At March 31, 1998, 85% of the Bank's loans, which are indexed to Eleventh District Cost of Funds ("COFI") as with all COFI portfolios in the industry, do not reprice until some time after the industry liabilities composing COFI reprice. The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the Federal Home Loan Bank (the "FHLB") Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months. Thus, in a rising rate environment there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, net interest income will be positively affected.

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

  The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of March 31, 1998. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods as adjusted for interest-rate swaps and other financial instruments as applicable, and based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS



                                                                   AS OF MARCH 31, 1998
                                                                  MATURITY OR REPRICING
                                                ------------------------------------------------------
                                                   WITHIN 3            4-12               1-5
                                                   Months             Months            Years
                                                   -----------    --------------    --------------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
Cash............................................    $  243,947      $        297            $  --
Investment securities (1) (2)...................        61,361            10,179            25,879
MBS (1).........................................        86,916             1,363                --
Loans receivable:
 ARMs and other adjustables (3).................     2,346,372           321,921            28,563
 Fixed rate loans...............................         8,557               726             4,588
                                                    ----------      ------------      ------------
   Total gross loans receivable.................     2,354,929           322,647            33,151
                                                    ----------      ------------      ------------
    Total.......................................     2,747,153           334,486            59,030
                                                    ----------      ------------      ------------
INTEREST-BEARING LIABILITIES:
 Deposits:
   Checking and savings accounts (4)............       417,903                --                --
   Money market accounts (4)....................        56,234                --                --
   Fixed maturity deposits:
    Retail customers............................        12,272         1,545,167           951,668
    Wholesale  customers........................            --               814             8,112
                                                    ----------      ------------      ------------
      Total deposits............................       486,409         1,545,981           959,780
                                                    ----------      ------------      ------------
 Borrowings:
   FHLB advances (3)............................       224,960           100,000           535,000
   Other........................................            --                --                --
                                                    ----------      ------------      ------------
    Total borrowings............................       224,960           100,000           535,000
                                                    ----------      ------------      ------------
      Total.....................................       711,369         1,645,981         1,494,780
                                                    ----------      ------------      ------------
IMPACT OF HEDGING...............................         5,000                --            (5,000)
                                                    ----------      ------------      ------------
REPRICING GAP...................................    $2,040,784      $ (1,311,495)     $ (1,440,750)
                                                    ==========      ============      ============
GAP TO TOTAL ASSETS.............................         48.36%           (31.08)%         (34.14)%
CUMULATIVE GAP TO TOTAL ASSETS..................         48.36%             17.28%         (16.86)%

                                                                 AS OF MARCH 31, 1998
                                                                MATURITY OR REPRICING
                                                  ---------------------------------------------
                                                    6-10           Over 10
                                                   Years           Years            TOTAL
                                                   -----------    --------------  --------------
                                                            (DOLLARS IN THOUSANDS)

Interest-earning assets:
Cash............................................      $  --         $  --           $  244,244
Investment securities (1) (2)...................         --               --            97,419
MBS (1).........................................         --          721,571           809,850
Loans receivable:
 ARMs and other adjustables (3).................       3,055              --         2,699,911
 Fixed rate loans...............................      14,885         179,333           208,089
                                                    ----------    ----------        ----------
   Total gross loans receivable.................      17,940         179,333         2,908,000
                                                    ----------    ----------        ----------
    Total.......................................      17,940         900,904        $4,059,513
                                                   ----------     ----------       -----------
INTEREST-BEARING LIABILITIES:
 Deposits:
   Checking and savings accounts (4)............          --              --        $  417,903
   Money market accounts (4)....................          --              --            56,234
   Fixed maturity deposits:
    Retail customers............................       2,427            1,257        2,512,791
    Wholesale  customers........................         100               --            9,026
                                                    --------         --------       ----------
      Total deposits............................       2,527            1,257        2,995,954
                                                    --------         --------       ----------
 Borrowings:
   FHLB advances (3)............................     100,000               --          959,960
   Other........................................      51,478               --           51,478
                                                    --------         --------       ----------
    Total borrowings............................     151,478               --        1,011,438
                                                    --------         --------       ----------
      Total.....................................     154,005            1,257       $4,007,392
                                                    ---------       ---------       ----------
IMPACT OF HEDGING...............................          --               --
                                                    --------        ---------
REPRICING GAP...................................    $(136,065)       $899,647
                                                    ==========      =========
GAP TO TOTAL ASSETS.............................       (3.22)%          21.32%
CUMULATIVE GAP TO TOTAL ASSETS..................      (20.08)%           1.24%

--------------
(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) Investment securities include FHLB stock of $61.4 million.
(3) ARMs and variable rate borrowings from the FHLB system ("FHLB advances") are primarily in the shorter categories as they are subject to interest rate adjustments.
(4) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.


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

 Other Derivative Instruments

  During the third quarter of 1996, the Company entered into an advisory agreement with an investment advisor, pursuant to which the advisor will recommend trading related investments, subject to prior approval and direction of the Company, and execute trading activities in accordance with the Company's investment strategy. Such strategy includes the use of derivative instruments for trading or yield enhancement purposes. Realized and unrealized changes in fair values of the instruments are recognized in earnings in the period in which the changes occur. Under the advisory agreement, outstanding forward commitments to purchase and sell adjustable rate MBSs totaled $75.0 million and $30.0 million, respectively, at March 31, 1998. Also outstanding in relation to this managed portfolio at March 31, 1998, were $71.0 million notional amount of interest rate caps which will mature in 2007, $5.0 million notional amount interest rate swaps which will mature in 2002 and $20.5 million notional amount of call options on treasury futures with an exercise date in 1998.

  In 1997, as part of the growth strategy, the Company purchased approximately $360.0 million in fixed rate U.S. Agency MBSs, which were categorized as available for sale. Due to the higher price volatility of fixed rate securities during interest rate fluctuations as compared to adjustable rate securities, management began a strategy to hedge the fluctuations of the fair value of the fixed rate MBSs. The Company uses futures on Treasury Notes which have a high correlation with Agency MBSs. Outstanding at March 31, 1998 were $167.6 million notional amount of futures on Treasury Notes. The derivative instruments used to hedge the fluctuations in fair values of available for sale securities are carried at fair value, with realized and unrealized changes in fair value reported as a separate component of stockholders' equity. Realized changes in fair value are amortized as a yield adjustment over the life of the hedged instrument.


MARKET RISK

  The Company's Asset/Liability Committee ("ALCO"), which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the Company's asset/liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income. There has been no significant change in interest rate risk since December 31, 1997.


ASSET QUALITY

 General

  The Company's loan portfolio is primarily secured by assets located in southern California and is comprised principally of single family and multifamily (2 units or more) residential loans. At March 31, 1998, 22% of Fidelity's real estate loan portfolio consisted of California single family residences, while another 11% and 55% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively. At March 31, 1997, 19% of Fidelity's real estate loan portfolio (including loans held for sale) consisted of California single family residences while another 11% and 62% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively.

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


 Accelerated Asset Resolution Plan

  An important component of the Company's business strategy is the reduction of risk in the Bank's loan and real estate owned ("REO") portfolios. In the fourth quarter of 1995, the Bank adopted Accelerated Asset Resolution Plan (the "Plan"), which was designed to aggressively dispose of, resolve or otherwise manage a pool (the "AARP Pool") of primarily multifamily loans and REO that at that time were considered by the Bank to have higher risk of future nonperformance or impairment relative to the remainder of the Bank's multifamily loan portfolio. The Plan reflected both acceleration in estimated timing of asset resolution, as well as a potential change in recovery method from the normal course of business. In an effort to maximize recovery on loans and REO included in the AARP Pool, the Plan allowed for a range of possible methods of resolution including, but not limited to, (i) individual loan restructuring, potentially including additional extensions of credit or write-offs of existing principal, (ii) foreclosure and sale of collateral properties, (iii) securitization of loans, (iv) the bulk sale of loans and (v) bulk sale or accelerated disposition of REO properties.

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

  Through March 31, 1998, (i) $51.4 million in gross book balances of AARP Pool loans had been resolved through either a negotiated sale or discounted payoff,
(ii) $8.5 million in gross book balances of AARP Pool loans were collected through normal principal amortization or paid off through the normal course without loss, (iii) $24.4 million in gross book balances of AARP Pool loans had been modified or restructured and retained in the Bank's mortgage portfolio,
(iv) $15.4 million in gross book balances of AARP Pool loans were removed from the AARP Pool upon management's determination that such assets no longer met the risk profile for inclusion in the AARP Pool or that accelerated resolution of such assets was no longer appropriate and (v) $130.3 million in gross book balances of REO were sold ($53.7 million in gross book balances of AARP Pool loans were taken through foreclosure and acquired as REO since the inception of the AARP).

  As of March 31, 1998, the AARP Pool consisted of 33 assets with an aggregate gross book balance of $14.4 million, comprised of accruing and nonaccruing multifamily real estate loans totaling approximately $9.4 million and REO properties totaling approximately $5.1 million, which are reported as real estate owned on the statement of financial condition. Through March 31, 1998, of the $50.8 million of reserves established in connection with the Plan, including the $5.8 million established by Hancock, $33.8 million had been charged off and $7.5 million had been allocated to SVAs or REO writedowns in connection with the Bank's estimate of recovery for AARP Pool assets. It is anticipated that the remaining AARP Pool will be resolved by June 30, 1998.

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


 Classified Assets

  Total classified assets decreased $33.9 million or 22.1% from December 31, 1997, to $119.6 million at March 31, 1998. This decrease was due to lower levels of nonperforming and performing classified loans and the large volume of REO sales during the first quarter of 1998, and by a decrease in other classified assets of $21.4 million related to the sale of the LIBOR Asset Trust securities in January 1998. The ratio of nonperforming assets ("NPAs") to total assets increased from 0.61% at December 31, 1997, to 0.64% at March 31, 1998. This increase is primarily due to an increased level of nonperforming assets ("NPLs") at March 31, 1998, compared to December 31, 1997.

  The following table presents net classified assets by property type at the dates indicated:

                                                 MARCH 31,    DECEMBER 31,    SEPTEMBER 30,     JUNE 30,    MARCH 31,
                                                    1998          1997             1997           1997         1997
                                                 ----------   -------------   --------------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Performing classified loans:
 Single family................................    $  2,330       $   3,551       $    3,521     $  3,331     $  2,757
 Multifamily:
  2 to 4 units................................       3,769           4,241            4,455        4,856        5,527
  5 to 36 units...............................      53,649          63,777           58,694       62,509       50,306
  37 units and over...........................      21,661          22,704           24,551       20,761       12,196
                                                  --------       ---------       ----------     --------     --------
   Total multifamily properties...............      79,079          90,722           87,700       88,126       68,029
 Commercial and other.........................       9,221          10,412           11,373        9,788        9,342
                                                  --------       ---------       ----------     --------     --------
  Total performing classified loans...........      90,630         104,685          102,594      101,245       80,128
                                                  --------       ---------       ----------     --------     --------
Nonperforming classified loans:
 Single family................................       5,306           4,222            4,501        5,980        7,001
 Multifamily:
  2 to 4 units................................       2,023             948            1,721        2,677        5,527
  5 to 36 units...............................       3,970           4,752           10,006       15,745       21,041
  37 units and over...........................       3,545           2,090            5,139        4,929        4,162
                                                  --------       ---------       ----------     --------     --------
   Total multifamily properties...............       9,538           7,790           16,866       23,351       30,730
 Commercial and other.........................       1,576           1,062              437        3,845        1,982
                                                  --------       ---------       ----------     --------     --------
  Total nonperforming classified loans........      16,420          13,074           21,804       33,176       39,713
                                                  --------       ---------       ----------     --------     --------
   Total classified loans.....................     107,050         117,759          124,398      134,421      119,841
                                                  --------       ---------       ----------     --------     --------
Real estate owned:
 Single family................................       2,402           2,611            2,992        4,095        5,211
 Multifamily:
  2 to 4 units................................       1,334           1,091            1,326        2,215        2,766
  5 to 36 units...............................       3,550           5,318           10,911       12,992       11,218
  37 units and over...........................       2,240           3,149            3,105        3,106        2,812
                                                  --------       ---------       ----------     --------     --------
   Total multifamily properties...............       7,124           9,558           15,342       18,313       16,796
 Commercial and other.........................       1,455             624              635        2,432        2,933
                                                  --------       ---------       ----------     --------     --------
  Net REO before REO GVA......................      10,981          12,793           18,969       24,840       24,940
 REO GVA......................................        (500)           (500)            (500)      (1,200)      (1,300)
                                                  --------       ---------       ----------     --------     --------
  Total real estate owned.....................      10,481          12,293           18,469       23,640       23,640
                                                  --------       ---------       ----------     --------     --------
Other classified assets.......................       2,065          23,450(1)        14,027(1)     1,404        1,382
                                                  --------       ---------       ----------     --------     --------
  Total classified assets.....................    $119,596       $ 153,502       $  156,894     $159,465     $144,863
                                                  ========       =========       ==========     ========     ========

--------------
(1) Includes the Libor Asset Trust investment securities with a book value of $20.9 million and $12.3 million at December 31, 1997 and September 30, 1997, respectively, which were classified due to the performance of the underlying collateral. These assets were sold in January 1998.

 Delinquent Loans

  During the first quarter of 1998, total delinquent mortgage loans decreased $31.7 million, or 50.4%, from March 31, 1997. The following table presents loan delinquencies by number of days delinquent and by property type as of the dates indicated. All assets are reported net of specific reserves and writedowns.


                                                                         March 31,    December 31,    March 31,
                                                                            1998          1997           1997
                                                                         ----------   -------------   ----------
                                                                                 (DOLLARS IN THOUSANDS)
Delinquencies by number of days:
  30 to 59 days.......................................................        0.42%           0.34%        0.63%
  60 to 89 days.......................................................        0.11            0.14         0.24
  90 days and over....................................................        0.60            0.47         1.48
                                                                           -------         -------      -------
Mortgage loan delinquencies to net mortgage loan portfolio............        1.13%           0.95%        2.35%
                                                                           =======         =======      =======
Delinquencies by property type:
 Single family:
  30 to 59 days.......................................................     $ 3,376         $ 4,153      $ 4,933
  60 to 89 days.......................................................         954           1,354        1,947
  90 days and over....................................................       5,306           4,222        6,770
                                                                           -------         -------      -------
                                                                             9,636           9,729       13,650
                                                                           -------         -------      -------
   Percent to applicable mortgage loan portfolio......................        1.49%           1.53%        2.72%
Multifamily (2 to 4 units):
  30 to 59 days.......................................................         693           1,111        1,856
  60 to 89 days.......................................................         529             257          958
  90 days and over....................................................       2,023             948        5,527
                                                                           -------         -------      -------
                                                                             3,245           2,316        8,341
                                                                           -------         -------      -------
   Percent to applicable mortgage loan portfolio......................        1.02%           0.72%        2.70%
Multifamily (5 to 36 units):
  30 to 59 days.......................................................       4,452           3,638        5,100
  60 to 89 days.......................................................       1,596           2,329        3,545
  90 days and over....................................................       3,970           4,753       21,041
                                                                           -------         -------      -------
                                                                            10,018          10,720       29,686
                                                                           -------         -------      -------
   Percent to applicable mortgage loan portfolio......................        0.77%           0.80%        2.18%
Multifamily (37 units and over):
  30 to 59 days.......................................................       2,509             531        1,755
  60 to 89 days.......................................................          --              --           --
  90 days and over....................................................       3,545           2,090        4,162
                                                                           -------         -------      -------
                                                                             6,054           2,621        5,917
                                                                           -------         -------      -------
   Percent to applicable mortgage loan portfolio......................        2.07%           0.86%        1.94%
Commercial and Industrial:
  30 to 59 days.......................................................         634              --        3,184
  60 to 89 days.......................................................          --             154          115
  90 days and over....................................................       1,576           1,062        1,982
                                                                           -------         -------      -------
                                                                             2,210           1,216        5,281
                                                                           -------         -------      -------
   Percent to applicable mortgage loan portfolio......................        1.11%           0.59%        2.70%
Total mortgage loan delinquencies, net................................     $31,163         $26,602      $62,875
                                                                           =======         =======      =======
Mortgage loan delinquencies to net mortgage loan portfolio............        1.13%           0.95%        2.35%
                                                                           =======         =======      =======

  The following table presents delinquent credit card loans at the dates indicated:

                                                                           MARCH 31,     DECEMBER 31,    MARCH 31,
                                                                             1998            1997           1997
                                                                         -------------   -------------   ----------
                                                                                   (DOLLARS IN THOUSANDS)
Delinquencies by number of days:
  30 to 59 days.......................................................     $    4,087        $  2,472       $   --
  60 to 89 days.......................................................          2,814           1,432           --
  90 days and over....................................................          4,746           1,509           --
                                                                           ----------        --------       ------
Total delinquent credit card loans....................................     $   11,647(1)     $  5,413(1)    $   --
                                                                           ==========        ========       ======
Credit card loan delinquencies to net credit
 card loan portfolio..................................................         11.28%           10.65%          --%
                                                                           ==========        ========       ======
--------------------
(1)  Included in the above delinquent credit card loan balances at March 31,
     1998 and December 31, 1997, are $10.7 million and $5.4 million, respectively, related to the credit enhancement affinity program. No losses are expected from these delinquencies as a result of the credit enhancements provided by the affinity partner and, accordingly, loans in the 90 days and over category are not reported as NPLs.


  The following table presents net delinquent loans, including credit card loans, at the dates indicated:

                                                         MARCH 31,     DECEMBER 31,    SEPTEMBER 30,    JUNE 30,   MARCH 31,
                                                           1998            1997             1997          1997       1997
                                                       -------------   -------------   --------------   --------   ---------
                                                                              (DOLLARS IN THOUSANDS)
Number of days delinquent:
  30 to 59 days.....................................       $15,751         $11,905         $12,618       $11,638     $16,828
  60 to 89 days.....................................         5,893           5,527           3,661         7,370       6,565
  90 days and over..................................        21,166          14,583          21,914        28,449      39,482
                                                           -------         -------         -------       -------     -------
     Total delinquencies............................       $42,810(1)      $32,015(1)      $38,193(1)    $47,457     $62,875
                                                           =======         =======         =======       =======     =======

-----------------
(1) Included in the net delinquent loan balances at March 31, 1998, December 31, 1997 and September 31, 1997, are $10.7 million, $5.4 million and $1.1 million, respectively, of credit card balances related to the credit enhancement affinity program. No losses are expected from these delinquencies as a result of the credit enhancements provided by the affinity partner and, accordingly, loans in the 90 days and over category are not reported as NPLs.

 Nonperforming Assets

  All assets and ratios are reported net of specific reserves and writedowns unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                             MARCH 31,    DECEMBER 31,    SEPTEMBER 30,     JUNE 30,    MARCH 31,
                                                1998          1997             1997           1997         1997
                                             ----------   -------------   --------------   ----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
NPAs by Type:
 NPLs.....................................    $ 16,420      $ 13,074       $ 21,804     $ 33,176     $ 39,713
 REO, net of REO GVA......................      10,481        12,293         18,469       23,640       23,640
                                              --------      --------       --------     --------     --------
  Total NPAs..............................    $ 26,901      $ 25,367       $ 40,273     $ 56,816     $ 63,353
                                              ========      ========       ========     ========     ========

NPAs by Composition:
 Single family residences.................    $  7,708      $  6,833       $  7,493     $ 10,075     $ 12,212
 Multifamily 2 to 4 units.................       3,357         2,039          3,047        4,892        8,293
 Multifamily 5 units and over.............      13,305        15,309         29,161       36,772       39,233
 Commercial and other.....................       3,031         1,686          1,072        6,277        4,915
 REO GVA..................................        (500)         (500)          (500)      (1,200)      (1,300)
                                              --------      --------       --------     --------     --------
  Total NPAs..............................      26,901        25,367         40,273       56,816       63,353
 Total troubled debt restructuring
  ("TDR").................................      42,195        43,993         46,447       44,828       42,696
                                              --------      --------       --------     --------     --------
  Total TDRs and NPAs.....................    $ 69,096      $ 69,360       $ 86,720     $101,644     $106,049
                                              ========      ========       ========     ========     ========

Classified Assets:
 NPAs.....................................    $ 26,901      $ 25,367       $ 40,273     $ 56,816     $ 63,353
 Performing classified loans..............      90,630       104,685        102,594      101,245       80,128
 Other classified assets..................       2,065        23,450(1)      14,027(1)     1,404        1,382
                                              --------      --------       --------     --------     --------
  Total classified assets.................    $119,596      $153,502       $156,894     $159,465     $144,863
                                              ========      ========       ========     ========     ========

Classified Asset Ratios:
 NPLs to total assets.....................        0.39%           0.31%            0.56%        0.94%        1.21%
 NPAs to total assets.....................        0.64%           0.61%            1.03%        1.61%        1.92%
 TDRs to total assets.....................        1.00%           1.06%            1.18%        1.27%        1.30%
 NPAs and TDRs to total assets............        1.64%           1.66%            2.21%        2.88%        3.22%
 Classified assets to total assets........        2.83%           3.68%            4.00%        4.51%        4.40%
 REO to NPAs..............................       38.96%          48.46%           45.86%       41.61%       37.31%
 NPLs to NPAs.............................       61.04%          51.54%           54.14%       58.39%       62.69%

-----------
(1) Includes the Libor Asset Trust investment securities with a book value of $20.9 million and $12.3 million at December 31, 1997 and September 30, 1997, respectively, which were classified due to the performance of the underlying collateral. These assets were sold in January 1998.

 REO

  Direct costs of foreclosed real estate operations totaled $0.8 million and $1.6 million for the three months ended March 31, 1998 and 1997. The following table provides information about the change in the book value and the number of properties owned and obtained through foreclosure for the periods indicated:

                                                                                                 AT OR FOR THE
                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                 ------------------------------------------
                                                                                           1998                    1997
                                                                                 --------------------   -------------------
                                                                                              (Dollars in thousands)
REO net book value...........................................................              $ 10,481              $ 23,640
Net decrease in REO book value for the period................................              $ (1,812)             $ (1,024)
Number of real estate properties owned.......................................                    78                   135
(Decrease) increase in number of properties owned for the period.............                   (10)                    4
Number of properties foreclosed for the period...............................                    39                    73
Gross book value of properties foreclosed....................................              $ 10,891              $ 21,130
Average gross book value of properties foreclosed............................              $    279              $    289

 Allowance for Estimated Loan and REO Losses

  The following table summarizes the Bank's reserves, writedowns and certain coverage ratios at the dates indicated:

                                                                         March 31,         December 31,          March 31,
                                                                           1998                1997                1997
                                                                     -----------------   -----------------   -----------------
Mortgage loans:                                                                       (DOLLARS IN THOUSANDS)
 GVA..............................................................           $ 31,692            $ 32,426             $22,550
 SVA..............................................................             15,843              18,112              30,332
                                                                             --------            --------             -------
  Total allowance for estimated losses (1) (2)....................           $ 47,535            $ 50,538             $52,882
                                                                             ========            ========             =======
 Writedowns (3)...................................................           $     76            $    183             $   146
                                                                             ========            ========             =======
 Total allowance and loan writedowns to gross
   mortgage loans (4).............................................               1.64%               1.76%               1.96%
 Total mortgage loan allowance to gross mortgage loans............               1.63%               1.75%               1.95%
 Mortgage loan GVA to mortgage loans (4)..........................               1.10%               1.14%               0.85%
 Mortgage loan GVA to NPLs........................................             193.01%             248.02%              56.78%
 NPLs to total mortgage loans.....................................               0.58%               0.46%               1.50%
Credit card loans:
 GVA..............................................................           $    500            $    --              $    --
                                                                             ========            =======              =======
 GVA to gross credit card loans (6)...............................               1.47%                --%                  --%
REO:
 GVA..............................................................           $    500            $    500             $ 1,300
 SVA..............................................................                568                 623                 886
                                                                             --------            --------             -------
  Total allowance for estimated losses............................           $  1,068            $  1,123             $ 2,186
                                                                             ========            ========             =======
 Writedowns (3)...................................................           $  6,065            $  7,227             $13,281
                                                                             ========            ========             =======
 Total REO allowance and REO writedowns to
   gross REO......................................................              40.50%              40.45%              39.55%
 Total REO allowance to gross REO (5).............................               9.25%               8.37%               8.46%
 REO GVA to REO (4)...............................................               4.55%               3.91%               5.21%
Total Loans and REO:
 GVA..............................................................           $ 32,692            $ 32,926             $23,850
 SVA..............................................................             16,411              18,735              31,218
                                                                             --------            --------             -------
  Total allowance for estimated losses............................           $ 49,103            $ 51,661             $55,068
                                                                             ========            ========             =======
 Writedowns (3)...................................................           $  6,141            $  7,410             $13,427
                                                                             ========            ========             =======
 Total allowance and writedowns to gross loans and
   REO............................................................               1.87%               2.03%               2.49%
 Total allowance to gross loans and REO (4).......................               1.66%               1.78%               2.01%
 Total GVA to loans and REO (4)...................................               1.11%               1.15%               0.89%
 Total GVA to NPAs................................................             117.48%             127.29%              36.89%

----------------
(1) All allowances for loan losses are for the Bank's portfolio of mortgage loans.
(2) At March 31, 1998, December 31, 1997 and March 31, 1997, the allowance for estimated loan losses includes $12.0 million, $14.4 million and $14.1 million, respectively, of remaining loan GVA and SVA for the Plan. See "-- Asset Quality--Accelerated Asset Resolution Plan."
(3) Writedowns include cumulative charge-offs on outstanding mortgage loans and REO as of the dates indicated.
(4) Loans and REO, as applicable, in these ratios are calculated prior to their reduction for loan and REO GVA, respectively, but are net of SVA and writedowns.
(5) Net of writedowns.
(6) Credit card loans in this ratio include only the balances under the shared risk program, which began in January 1998.

  The following schedule summarizes the activity in the Bank's allowances for estimated loan and real estate losses:

                                                                         THREE MONTHS ENDED MARCH 31,
                                              -------------------------------------------------------------------------------
                                                                 1998                                          1997
                                              ---------------------------------------    ------------------------------------
                                                             Real Estate                             Real Estate
                                                   Loans        Owned         Total       Loans         Owned         Total
                                                 ---------   ------------   ---------   ----------   ------------   ---------
                                                                            (Dollars in thousands)


Balance on January 1,.........................   $ 50,538         $1,123    $ 51,661    $  57,508         $2,081    $  59,589
 Provision for losses.........................      2,000             63       2,063        4,251            742        4,993
 Charge-offs..................................     (6,469)          (141)     (6,610)     (10,063)          (797)     (10,860)
 Recoveries and other.........................      1,966             23       1,989        1,186            160        1,346
                                                 --------         ------    --------    ---------         ------    ---------
Balance on March 31,..........................   $ 48,035         $1,068    $ 49,103    $  52,882         $2,186    $  55,068
                                                 ========         ======    ========    =========         ======    =========


  The following table details the activity affecting specific loss reserves for the period indicated:

                                                                                                  Three months ended
                                                                                                    March 31, 1998
                                                                                                      Real Estate
                                                                                            Loans        Owned        Total
                                                                                          ---------   -----------   ---------
                                                                                                (Dollars in thousands)

Balance on January 1,..................................................................   $ 18,112        $  623    $ 18,735
   Allocations from GVA to specific
       reserves........................................................................      4,200            86       4,286
   Charge-offs.........................................................................     (6,469)         (141)     (6,610)
                                                                                          --------        ------    --------
Balance on March 31,...................................................................   $ 15,843        $  568    $ 16,411
                                                                                          ========        ======    ========

NET INTEREST INCOME

  Net interest income is the difference between interest earned on loans, MBSs and investment securities ("interest-earning assets") and interest paid on deposits and borrowings ("interest-bearing liabilities"). For the three months ended March 31, 1998, net interest income totaled $20.9 million, increasing by $0.5 million from $20.4 million for the comparable period in 1997.

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

                                                                          THREE MONTHS ENDED MARCH 31,
                                               -----------------------------------------------------------------------------------
                                                                    1998                                           1997
                                               ----------------------------------------       ------------------------------------
                                                    AVERAGE                       AVERAGE       AVERAGE                 AVERAGE
                                                     DAILY                        YIELD/         DAILY                   YIELD/
                                                    BALANCE       INTEREST         RATE         BALANCE     INTEREST      RATE
                                                  -----------   -------------   -----------   -----------   --------    --------
                                                                             (DOLLARS IN THOUSANDS)

Interest-earning assets:
 Loans..........................................    $2,881,857      $  54,005       7.50%       $2,749,569    $49,840      7.25%
 MBS............................................       848,219         13,565       6.40           238,074      4,304      7.23
 Investment securities..........................       407,399          6,118       6.09           227,827      3,672      6.54
 Investment in FHLB stock.......................        60,823            875       5.83            52,930        891      6.83
                                                    ----------      ---------                   ----------    -------
    Total interest-earning assets...............     4,198,298         74,563       7.12         3,268,400     58,707      7.19
                                                                    ---------                                 -------
Noninterest-earning assets......................       170,221                                      61,003
                                                    ----------                                  ----------
    Total assets................................    $4,368,519                                  $3,329,403
                                                    ==========                                  ==========
Interest-bearing liabilities:
 Deposits:
    Demand deposits.............................       340,509            987       1.18        $  292,785        788      1.09
    Savings deposits............................       123,875            916       3.00           119,158        928      3.16
    Time deposits...............................     2,472,879         33,568       5.45         2,088,103     27,424      5.33
                                                    ----------      ---------                   ----------    -------
       Total deposits...........................     2,937,263         35,471       4.90         2,500,046     29,140      4.73
                                                                    ---------                   ----------    -------
Borrowings......................................     1,207,413         18,195       6.11           570,957      9,210      6.54
                                                    ----------      ---------                   ----------    -------
    Total interest-bearing liabilities..........     4,144,676         53,666       5.25         3,071,003     38,350      5.06
                                                    ----------      ---------                   ----------    -------
Noninterest-bearing liabilities................        41,281                                       44,532
Preferred stock issued by consolidated                    272                                       51,750
 subsidiary....................................
Stockholders' equity...........................       182,290                                      162,118
                                                   ----------                                   ----------
Total liabilities and equity...................    $4,368,519                                   $3,329,403
                                                   ==========                                   ==========
Net interest income; interest rate spread......                     $  20,897(1)    1.87%                     $20,357      2.13%
                                                                    =========       ====                      =======      ====

Net yield on interest-earning assets ("net
 interest margin").............................                                     1.94%(1)                               2.44%
                                                                                    ====                                   ====
Average nonaccruing loan balance
 included in average loan balance..............     $  21,172                                   $  61,709
                                                    =========                                   =========
Net delinquent interest reserve removed
 from interest income..........................                     $     719                                 $ 1,581
                                                                    =========                                 =======
Reduction in net yield on interest-earning
 assets due to delinquent interest.............                                     0.07%                                  0.19%
                                                                                    ====                                   ====

---------------------
(1) For the three months ended March 31, 1998, the impact of the Americash program on net interest income and margin would be increases of $1.1 million and 8 basis points, respectively.

  The following tables present the dollar amount of changes in interest income and expense for each major component of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average balances and average rates for the periods indicated. Because of numerous changes in both balances and rates, it is difficult to allocate precisely the effects thereof. For purposes of these tables, the change due to volume is initially calculated as the change in average balance multiplied by the average rate during the prior period and the change due to rate is calculated as the change in average rate multiplied by the average volume during the current period. Any change that remains unallocated after such calculations is allocated proportionately to changes in volume and changes in rates.

                                                                              THREE MONTHS ENDED MARCH 31, 1998
                                                                                  COMPARED TO MARCH 31, 1997
                                                                                   FAVORABLE (UNFAVORABLE)
                                                                    ------------------------------------------------------
                                                                         VOLUME              Rate               Net
                                                                    ----------------   ----------------   ----------------
                                                                                   (DOLLARS IN THOUSANDS)

Interest income:
 Loans...........................................................         $   2,379           $  1,786          $   4,165
 Mortgage-backed securities......................................            11,022             (1,761)             9,261
 Investment securities...........................................             2,908               (462)             2,446
 Investment in FHLB stock........................................               135               (151)               (16)
                                                                          ---------           --------          ---------
    Total interest income........................................            16,444               (588)            15,856
                                                                          ---------           --------          ---------

Interest expense:
 Deposits:
  Demand deposits................................................              (125)               (74)              (199)
  Savings deposits...............................................               (37)                49                 12
  Time deposits..................................................            (5,052)            (1,092)            (6,144)
                                                                          ---------           --------          ---------
    Total deposits...............................................            (5,214)            (1,117)            (6,331)
 Borrowings......................................................            (9,034)                49             (8,985)
                                                                          ---------           --------          ---------
  Total interest expense.........................................           (14,248)            (1,068)           (15,316)
                                                                          ---------           --------          ---------
Increase (decrease) in net interest income.......................         $   2,196           $ (1,656)         $     540
                                                                          =========           ========          =========


  The $0.5 million increase in net interest income between the first quarter 1998 and the first quarter 1997 was primarily due to an increase in the average level of interest-earning assets. This was partially offset by decreased rates on interest earning assets and increases in rates and the average level of interest-bearing liabilities.

  The Company's net interest income, interest rate margin and operating results have been negatively affected by the level of loans on nonaccrual status. Gross balances of nonaccruing loans averaged $21.2 million and $61.7 million during the three months ended March 31, 1998 and 1997, respectively. As a result, the Company's net interest rate margin was decreased by 0.07% and 0.19% in those periods, respectively.


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

  Noninterest income increased by $3.7 million from $1.7 million in the quarter ended March 31, 1997 to $5.4 million in the quarter ended March 31, 1998. The major components of this increase are (a) loan fee income increased by $2.1 million as a result of credit card fees, (b) fee income on Americash increased $1.1 million as a result of cash service fees received in 1998 with no comparable amounts in 1997 and (c) decreased real estate operations of $1.5 million primarily due to improved execution on sales and a lower volume of foreclosed properties. These favorable variances were partially offset by decreased net gains on securities activities in the quarter ended March 31, 1998 of $0.9 million from the 1997 three month period primarily due to decreased sales.


OPERATING EXPENSES

  Operating expenses increased by $5.8 million to $20.2 million for the quarter ended March 31, 1998 compared to $14.3 million for the quarter ended March 31, 1997. The change was primarily due to (a) a $2.6 million increase in personnel and benefit expense due to an increase of 158 or 33.2% in FTEs primarily due to the Hancock acquisition and implementation of the business strategy; (b) an increase of $0.9 million in occupancy costs primarily due to Hancock and Coast branch acquisitions completed in 1997; (c) an increase of $1.0 million of professional services primarily resulting from costs associated with Year 2000 project, (d) an increase of $0.4 million in office related expenses primarily due to the Hancock and Coast acquisitions and the start-up of BPCS, and (e) other expenses increased by $0.8 million related to the servicing of the credit card portfolio by a third party.

  While the Company intends to continue to control operating expenses, the level of expenses are expected to significantly increase as the business initiatives described in the Company's December 31, 1997 Annual Report on Form 10-K under
Item 1. "Business--Business Strategy" are implemented. The Company also intends to expend resources as it evaluates and pursues earning asset acquisition opportunities.

  Increased operating expenses resulted in an increase in the annualized operating expense ratio to 1.85% for the first quarter 1998 from 1.72% for the first quarter 1997, based on the total average asset size of the Company (from $3.3 billion for the quarter ended March 31, 1997 to $4.4 billion for the quarter ended March 31, 1998).

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

  The efficiency ratio increased to 74.96% for the first quarter 1998 from 61.97% for the first quarter 1997. This increase was due to increased operating expense.


 Year 2000

  The Company utilizes numerous computer software programs and systems across the organization to support ongoing operations. Many of these programs and systems may not be able to appropriately interpret and process dates into the year 2000. To the extent that programs and systems are unable to process into the year 2000, some degree of modification, upgrade, or replacement of such systems may be necessary. The Company has established a task force to develop a comprehensive year 2000 plan with the goal of completing updates to key systems by December 31, 1998. Given information currently known about the Company's systems and servicers, the current expense estimate for year 2000 corrective activities is $3.6 to $4.0 million, of which a significant portion will be related to increased staffing of technology and support personnel to complete the modifications or upgrades necessary.

  While the Company believes it will achieve year 2000 compliance, it is to some extent dependent upon the efforts of third parties who provide systems and services. The Company is closely monitoring the year 2000 progress of third party vendors and has planned a program of testing key systems for compliance. No assurance can be given that the Company will be successful in addressing year 2000 issues within this estimated timeframe or at the estimated cost.

INCOME TAXES

  The Company's combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. The effective tax rate of 15.1% on earnings before income taxes for the quarter ended March 31, 1998 reflects the utilization of federal and state net operating loss carryforwards, and the partial recognition of the federal deferred tax asset. The effective tax benefit rate of 66. % on earnings before income taxes for the quarter ended March 31, 1997, reflects the federal and state tax benefit attributable to the utilization of net operating loss carryforwards and the partial recognition of the deferred tax asset.

  As of March 31, 1998, the Company reflected a net deferred tax asset of $8.7 million attributable to reductions in the valuation allowance against the deferred tax asset in 1997 and the three months ended March 31, 1998. Under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, the reduction in valuation allowance is dependent upon a "more likely than not" expectation of realization of the deferred tax asset, based upon the weight of available evidence. The analysis of available evidence is performed each quarter utilizing the "more likely than not" criteria required by SFAS 109 to determine the amount, if any, of the deferred tax asset to be realized. Accordingly, there can be no assurance that the Company will recognize additional portions of its deferred tax asset in future periods. Moreover, the criteria of SFAS No. 109 could require the partial or complete recapture of the $8.7 million deferred tax benefit into expense in future periods.

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

  As of March 31, 1998 and 1997, the Bank was "well capitalized" under the Prompt Corrective Action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Bank must maintain minimum core capital, core risk-based capital and risk-based capital ratios as set forth in the table below. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since March 31, 1998 that management believes have changed the institution's category.

  The Bank's actual and required capital as of March 31, 1998 and 1997 are as follows:

                                                                                             For Capital
                                                  Actual                                  Adequacy Purposes
                                          ----------------------                  ---------------------------------
                                            Amount      Ratio                      Amount                    Ratio
                                           ---------   --------                   ---------                 -------
                                                                                        (Dollars in thousands)
As of March 31, 1998:
 Total capital (to risk-weighted
  assets)...............................    $258,400     11.59%   Greater Than    $178,300   Greater Than     8.00%
 Core capital (to adjusted tangible
  assets)...............................     230,500      5.47    Greater Than     168,500   Greater Than     4.00
 Tangible capital (to tangible assets)..     221,400      5.27    Greater Than      63,100   Greater Than     1.50
 Core capital (to risk-weighted
  assets)...............................     230,500     10.34                         N/A
As of March 31, 1997:
 Total capital (to risk-weighted
  assets)...............................     235,800     12.29    Greater Than     153,400   Greater Than     8.00
 Core capital (to adjusted tangible
  assets)...............................     213,200      6.47    Greater Than     131,700   Greater Than     4.00
 Tangible capital (to tangible assets)..     212,900      6.46    Greater Than      49,400   Greater Than     1.50
 Core capital (to risk-weighted
  assets)...............................     213,200     11.12                         N/A

                                                                                    To Be Categorized
                                                                                   As Well Capitalized
                                                                                       Under Prompt
                                                                                    Corrective Action
                                                                                        Provisions
                                                                            -----------------------------------
                                                                             AMOUNT                     Ratio
                                                                            ---------                  --------
                                                                             (Dollars in thousands)
As of March 31, 1998:
 Total capital (to risk-weighted
  assets)...............................                    Greater Than    $222,900   Greater Than     10.00%
 Core capital (to adjusted tangible
  assets)...............................                    Greater Than     210,600   Greater Than      5.00
 Tangible capital (to tangible assets)..                                         N/A
 Core capital (to risk-weighted
  assets)...............................                    Greater Than     133,800   Greater Than      6.00
As of March 31, 1997:
 Total capital (to risk-weighted
  assets)...............................                    Greater Than     191,800   Greater Than     10.00
 Core capital (to adjusted tangible
  assets)...............................                    Greater Than     164,700   Greater Than      5.00
 Tangible capital (to tangible assets)..                                         N/A
 Core capital (to risk-weighted
  assets)...............................                    Greater Than     115,100   Greater Than      6.00

  Under FDICIA, the OTS was required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities. The OTS added an interest rate risk capital component to its risk-based capital requirement originally effective September 30, 1994. However, the OTS has temporarily postponed the implementation of the rule implementing the interest rate risk capital component until the OTS has collected sufficient data to determine whether the rule is effective in monitoring and managing interest rate risk. This capital component will require institutions deemed to have above normal interest rate risk to hold additional capital equal to 50% of the excess risk. No interest rate risk component would have been required to be added to the Bank's risk-based capital requirement at March 31, 1998 and 1997 had the rule been in effect at these times.

  The following table reconciles the Bank's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital as of March 31, 1998 and 1997.

                                                                      Tangible                                      Risk-based
                                                                       Capital              Core Capital             Capital
                                                                      --------              ------------            ----------
                                                                                      (Dollars in thousands)
As of March 31, 1998:
Stockholders' equity (1)........................................         $233,200               $233,200               $233,200
Accumulated other comprehensive loss............................            4,000                  4,000                  4,000
Adjustments:
 Goodwill.......................................................           (6,300)                (6,300)                (6,300)
 Intangible assets..............................................           (9,500)                  (400)                  (400)
 GVA............................................................               --                     --                 27,900
 Equity investments.............................................               --                     --                     --
                                                                         --------               --------               --------
Regulatory capital (2)..........................................         $221,400               $230,500               $258,400
                                                                         ========               ========               ========
As of March 31, 1997:
Stockholders' equity (1)........................................         $210,500               $210,500               $210,500
Accumulated other comprehensive loss............................            2,800                  2,800                  2,800
Adjustments:
 Goodwill.......................................................             (300)                    --                     --
 Intangible assets..............................................             (100)                  (100)                  (100)
 GVA............................................................               --                     --                 22,600
 Equity investments.............................................               --                     --                     --
                                                                         --------               --------               --------
Regulatory capital (2)..........................................         $212,900               $213,200               $235,800
                                                                         ========               ========               ========

-----------------
(1) Fidelity's total stockholders' equity, in accordance with GAAP, was 5.53% and 6.40% of its total assets at March 31, 1998 and December 31, 1997, respectively.
(2) Both the OTS and the FDIC may examine the Bank as part of their legally prescribed oversight of the industry. Based on their examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.


Capital Resources and Liquidity

  The Bank derives funds from deposits, FHLB advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. In addition, funds are generated from loan payments and payoffs as well as from the sale of loans and investments.

 FHLB Advances

  The Bank had net repayments of FHLB advances of $50.0 million for the three months ended March 31, 1998. This compares to net repayments of $62.7 million for the three months ended March 31, 1997.

 Loan payments and payoffs

  Loan principal payments, including prepayments and payoffs, provided $88.4 million for the three months ended March 31, 1998 compared to $53.9 million for the same period in 1997. The Bank expects that loan payments and prepayments will remain a significant funding source.

 Sales of securities

  The sale of investment securities and MBS provided $107.3 million and $56.8 million for the quarters ended March 31, 1998 and 1997, respectively. The Bank held $812.6 million and $349.9 million of investment securities and MBS in its available for sale portfolio as of March 31, 1998 and 1997, respectively.

 Undrawn sources

  The Company maintains other sources of liquidity to draw upon, which at March 31, 1998 include (a) a line of credit with the FHLB with $515.2 million available, (b) $267.3 million in unpledged securities available to be placed in reverse repurchase agreements or sold and (c) $692.5 million of unpledged loans, some of which would be available to collateralize additional FHLB or private borrowings, or be securitized.

 Deposits

  At March 31, 1998, the Company had deposits of $3.0 billion. The following table presents the distribution of deposit accounts at the dates indicated:

                                                                     March 31, 1998                 December 31, 1997
                                                           --------------------------------   ------------------------------
                                                                                 Percent                          Percent
                                                                 Amount         of Total          Amount         of Total
                                                             --------------   -------------   --------------   -------------
                                                                                 (Dollars in thousands)
Money market savings accounts.............................       $   56,177            1.9%       $   55,885            1.9%
Checking accounts.........................................          351,452           11.8           336,036           11.7
Passbook accounts.........................................           66,517            2.2            67,502            2.3
                                                                 ----------         ------        ----------          -----
  Total transaction accounts..............................          474,146           15.9           459,423           15.9
                                                                 ----------         ------        ----------          -----
Certificates of deposit $100,000 and over.................          783,346           26.1           721,206           24.9
Certificates of deposit less than $100,000................        1,738,462           58.0         1,711,172           59.2
                                                                 ----------         ------        ----------          -----
  Total certificates of deposit...........................        2,521,808           84.1         2,432,378           84.1
                                                                 ----------         ------        ----------          -----
  Total deposits..........................................       $2,995,954          100.0%       $2,891,801          100.0%
                                                                 ==========         ======        ==========          =====


  The Company is currently eligible to accept brokered deposits; however, there were no brokered deposits outstanding at March 31, 1998 and 1997.

 Repurchase Agreements

  From time to time the Company enters into reverse repurchase agreements by which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to one year). The Company deals only with dealers who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board or perceived by management to be financially strong. There were no reverse repurchase agreements outstanding at March 31, 1998 and 1997. In the three months ended March 31, 1998, there were no borrowed and repaid funds from reverse repurchase agreements compared to $25.5 million of funds borrowed and repaid during the three months ended March 31, 1997.

 Loan Fundings

  Fidelity originated and purchased $47.8 million of gross loans (excluding Fidelity's refinancings) in the three months ended March 31, 1998 compared to $6.5 million in the same period of 1997.

 Contingent or potential uses of funds

  The Bank had unfunded loans totaling $1.1 million at March 31, 1998. The Bank had no unfunded loans at March 31, 1997. The unfunded loans at March 31, 1998 were assumed as part of the Hancock acquisition.


 Liquidity

  Effective November 24, 1997, the OTS revised its liquidity regulations. The required average daily balance of liquid assets was reduced from 5% to 4% of the liquidity base and the calculation changed from a monthly average to a quarterly average. The liquidity base calculation changed to include only the deposits due in one year or less rather than all deposits. Liabilities due in one year or less continue to be included in the base calculation.

Additionally, the liquidity base is calculated only at quarter end and not based on a daily average. The type of securities qualified for liquidity was expanded to include all agency securities regardless of maturity. The Bank's quarterly average regulatory liquidity ratio was 24.44% at March 31, 1998. The Bank's monthly average regulatory liquidity ratio, under the liquidity regulations in force at the time was 5.61% for the quarter ended March 31, 1997.

 Holding Company Liquidity

  At March 31, 1998 and 1997, Bank Plus had cash and cash equivalents of $0.6 million and $0.5 million, respectively, and no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity, Gateway and BPCS in order to fund its cash needs, including its payment obligations on the $51.5 principal amount of Senior Notes issued in exchange for Fidelity's Preferred Stock. In connection therewith, on April 2, 1998 Fidelity made a cash dividend to Bank Plus in the amount of $1.5 million to assist in funding Bank Plus' future payment obligations with respect to the Senior Notes. Both Gateway's and Fidelity's ability to pay dividends or otherwise provide funds to Bank Plus are subject to significant regulatory restrictions.


                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

  The Bank is a defendant in several individual and class actions brought by several borrowers which raise claims with respect to the manner in which the Bank serviced certain adjustable rate mortgages which were originated during the period 1983 through 1988. Six actions were filed between July 1992 and February 1995, one in Federal District Court and five in California Superior Court. In the federal case the Bank won a summary judgment in the District Court. This judgment was appealed and the Ninth Circuit Court of Appeals affirmed in part, reversed in part and remanded back to the District Court for further proceedings. The District Court has ruled in favor of certifying a class in that action. Three of the California Superior Court cases resulted in final judgments in favor of the Bank, after the plaintiffs unsuccessfully appealed the trial court judgments in favor of the Bank. Two other cases are pending in the California Superior Court. In both of these actions the parties have reached a tentative settlement, subject to final documentation and approval by the court. The plaintiffs' principal claim in these actions is that the bank selected an inappropriate review date to consult the index upon which the rate adjustment is based that was one or two months earlier than what was required under the notes. In a declining interest rate environment, the lag effect of an earlier review date defers the benefit to the borrower of such decline, and the reverse would be true in a rising interest rate environment. The Bank strongly disputes these contentions and is vigorously defending these suits. The legal responsibility and financial exposure of these claims presently cannot be reasonably ascertained and, accordingly, there is a risk that the outcome of one or more of the remaining claims could result in the payment of monetary damages which could be material in relation to the financial condition or results of operations of the Bank. The bank does not believe the likelihood of such a result is probable and has not established any specific litigation reserves with respect to such lawsuits.

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

  Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the annual meeting of shareholders held on April 29, 1998, the shareholders elected Norman Barker, Jr., Robert P. Condon and Gordon V. Smith to the Board of Directors of Bank Plus to serve for three year terms, approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to iBank Corporation, and ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for 1998. Of the 19,367,203 shares of Common Stock outstanding as of the record date, March 2, 1998, the following indicates the number of votes cast for and withheld, with respect to each of the three directors, as well as the number of votes for, against and abstaining, with respect to the amendment to the Company's Certificate of Incorporation and the ratification of Deloitte & Touche LLP:

                                                                                            Number of Votes
                                                                         --------------------------------------------------
                                                                                 For           Withheld
                                                                         ----------------   ---------------
Proposal 1 -- Election of Directors:
  Norman Barker, Jr................................................         15,790,108       158,368
  Robert P. Condon.................................................         15,791,875       156,601
  Gordon V. Smith..................................................         15,791,862       156,614

                                                                                  For           Against         Abstain
                                                                         ----------------   ---------------   -------------
Proposal 2 - Amendment to the Company's Certificate of
  Incorporation to change the name of the Company to
  iBank Corporation...................................................         14,554,825        1,389,284           4,367
Proposal 3 - Ratification of Independent Public Accountants...........         15,941,283            5,252           1,938


ITEM 5.   OTHER INFORMATION

  Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits



   Exhibit
     No.                                                         Description
--------------   -------------------------------------------------------------------------------------------------
    2.1          Agreement and Plan of Reorganization, dated as of March 27, 1996, among Fidelity, Bank Plus
                 Corporation and Fidelity Interim Bank (incorporated by reference to Exhibit 2.1 to the Form 8-B of Bank Plus filed with the SEC on April 22, 1996 (the "Form 8-B")).*

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



   Exhibit
     No.                                                         Description
--------------   -------------------------------------------------------------------------------------------------
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


   Exhibit
     No.                                                         Description
--------------   -------------------------------------------------------------------------------------------------
    10.36        Loan and REO Purchase Agreement, dated as of December 15, 1994 between Fidelity and Berkeley
                 Federal Bank & Trust FSB (incorporated by reference to Exhibit 10.34 to the Form 8-B).*

    10.37        Standard Office Lease--Net, dated July 15, 1994, between the Bank and 14455 Ventura Blvd., Inc.
                 (incorporated by reference to Exhibit 10.35 to the Form 8-B).*

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

    10.57        Form of 1997 Non-Employee Director Stock Option Agreement between the Company and certain directors (incorporated by reference to Exhibit 10.57 to the 1997 Form 10-K).*

    10.58        Form of 1998 Non-Employee Director Stock Option Agreement between the Company and certain directors.

    10.59        Form of Stock Option Agreement between the Company and Messrs. Greenwood, Austin, Condon, Evans,
                 Stutz and Taylor.

    10.60        Form of Incentive Stock Option Agreement between the Company and Messrs. McNamara and Villa.

    10.61        Form of Change in Control Agreement between the Company and Messrs. McNamara and Villa.

    27.          Financial Data Schedule.

-----------------
    * Indicates previously filed documents.

      (b) Reports on Form 8-K

         None

                                   SIGNATURES


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                          BANK PLUS CORPORATION
                                          Registrant






Date:  May 15, 1998                              /s/ Richard M. Greenwood
                                          --------------------------------------

                                                     Richard M. Greenwood
                                          President and Chief Executive Officer;
                                                  Vice Chairman of the Board
                                                 (Principal Financial Officer)



Date:  May 15, 1998                                 /s/ Richard Villa
                                          --------------------------------------

                                                        Richard Villa
                                           Senior Vice President, Controller and
                                                  Chief Accounting Officer
                                                (Principal Accounting Officer)