Form 10-Q
period 1998-06-30
BANK PLUS CORP
filed 1998-08-14
CIK 1012616

===============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               ----------
                                FORM 10-Q
(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

                                 OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to_______________

                         Commission file number 0-28292
                               ----------
                         BANK PLUS CORPORATION
             (Exact name of Registrant as specified in its charter)

                    Delaware                        95-4571410
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)       Identification Number)

             4565 Colorado Boulevard                   90039
               Los Angeles, California               (Zip Code)
        (Address of principal executive office)

          Registrant's telephone number, including area code:  (818) 241-6215
                               ----------
  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---      ---

  As of August 6, 1998, Registrant had outstanding 19,390,180 shares of Common Stock, par value $.01 per share.
===============================================================================

                             BANK PLUS CORPORATION

                                     INDEX


                                                                                                           PAGE
                                                                                                          -------
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Statements of Financial Condition as of June 30, 1998 and                          1
                 December 31, 1997.....................................................................

                Consolidated Statements of Operations for the quarters and six months ended June 30,            2
                 1998 and 1997.........................................................................

                Consolidated Statements of Comprehensive Income for the quarters and six months ended           3
                 June 30, 1998 and 1997................................................................

                Consolidated Statements of Cash Flows for the quarters and six months ended June 30,            4
                 1998 and 1997.........................................................................

                Notes to Consolidated Financial Statements.............................................         6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of                      9
                 Operations............................................................................

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings......................................................................        32

Item 2.         Changes in Securities..................................................................        33

Item 3.         Defaults Upon Senior Securities........................................................        33

Item 4.         Submission of Matters to a Vote of Security Holders....................................        33

Item 5.         Other Information......................................................................        33

Item 6.         Exhibits and Reports on Form 8-K.......................................................        33

                 a. Exhibits...........................................................................        33

                 b. Reports on Form 8-K................................................................        36

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                June 30,     December 31,
                                                                                                  1998           1997
                                                                                              ------------   -------------

Assets:
 Cash and cash equivalents.................................................................    $  434,539      $  165,945
 Investment securities available for sale, at fair value...................................        32,867         100,837
 Investment securities held to maturity at amortized cost (market value of
   $3,303 and $3,208 at June 30, 1998 and December 31, 1997, respectively).................         3,287           3,189
 Mortgage-backed securities ("MBSs") held for trading, at fair value.......................        38,805          41,050
 MBSs available for sale, at fair value....................................................       739,700         852,604
 Loans receivable, net of allowances of $51,888 and $50,538 at June 30, 1998 and
   December 31, 1997, respectively.........................................................     2,851,675       2,823,577
 Interest receivable.......................................................................        23,331          24,114
 Investment in Federal Home Loan Bank ("FHLB") stock.......................................        62,250          60,498
 Real estate owned, net....................................................................         9,566          12,293
 Premises and equipment, net...............................................................        36,405          32,707
 Other assets..............................................................................        53,812          50,992
                                                                                               ----------      ----------
                                                                                               $4,286,237      $4,167,806
                                                                                               ==========      ==========
Liabilities and Stockholders' Equity:
 Liabilities:
  Deposits.................................................................................    $3,055,171      $2,891,801
  FHLB advances............................................................................       960,000       1,009,960
  Senior notes.............................................................................        51,478          51,478
  Other liabilities........................................................................        34,120          32,950
                                                                                               ----------      ----------
                                                                                                4,100,769       3,986,189
                                                                                               ----------      ----------
 Minority Interest:  Preferred stock issued by consolidated subsidiary.....................           272             272
 Stockholders' equity:
  Common Stock:
   Common stock, par value $.01 per share; 78,500,000 shares
   authorized; 19,386,715 and 19,367,215 shares outstanding
   at June 30, 1998 and December 31, 1997, respectively....................................           194             194
  Paid-in capital..........................................................................       274,641         274,432
  Accumulated other comprehensive loss.....................................................        (3,190)         (4,467)
  Accumulated deficit......................................................................       (86,449)        (88,814)
                                                                                               ----------      ----------
                                                                                                  185,196         181,345
                                                                                               ----------      ----------
                                                                                               $4,286,237      $4,167,806
                                                                                               ==========      ==========



                See notes to consolidated financial statements.

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        QUARTER ENDED                    SIX MONTHS ENDED
                                                                           JUNE 30,                          JUNE 30,
                                                                ===============================    =============================
                                                                     1998            1997              1998           1997
                                                                --------------   --------------    -------------   -------------
Interest Income:
 Loans.........................................................    $   54,223       $   49,384        $  108,228       $   99,224
 MBSs..........................................................        11,558            4,673            25,123            8,977
 Investment securities and other...............................         9,415            4,398            16,408            8,961
                                                                   ----------       ----------        ----------       ----------
  Total interest income........................................        75,196           58,455           149,759          117,162
                                                                   ----------       ----------        ----------       ----------
Interest Expense:
 Deposits......................................................        36,624           29,572            72,095           58,712
 FHLB advances.................................................        16,947            8,034            33,573           13,977
 Other borrowings..............................................         1,542              523             3,111            3,790
                                                                   ----------       ----------        ----------       ----------
  Total interest expense.......................................        55,113           38,129           108,779           76,479
                                                                   ----------       ----------        ----------       ----------
Net Interest Income............................................        20,083           20,326            40,980           40,683
 Provision for estimated loan losses...........................         4,250            4,251             6,250            8,502
                                                                   ----------       ----------        ----------       ----------
Net Interest Income after Provision for Estimated
 Loan Losses...................................................        15,833           16,075            34,730           32,181
                                                                   ----------       ----------        ----------       ----------
Noninterest Income (Expense):
 Loan fee income...............................................         5,382              512             8,022            1,020
 Gains on loan sales, net......................................            --               21                18               28
 Fee income from sale of uninsured investment products.........         1,956            1,550             3,409            3,063
 Fee income on deposits and other income.......................           793              796             1,587            1,546
 (Losses) gains on securities and trading activities, net......        (1,893)             995            (1,615)           2,216
 Fee income on ATM cash services...............................           713               --             1,807               --
                                                                   ----------       ----------        ----------       ----------
                                                                        6,951            3,874            13,228            7,873
                                                                   ----------       ----------        ----------       ----------
 Provision for estimated real estate losses....................            (9)            (620)              (72)          (1,362)
 Direct costs of real estate operations, net...................          (755)          (1,205)           (1,526)          (2,764)
                                                                   ----------       ----------        ----------       ----------
                                                                         (764)          (1,825)           (1,598)          (4,126)
                                                                   ----------       ----------        ----------       ----------
 Total noninterest income......................................         6,187            2,049            11,630            3,747
                                                                   ----------       ----------        ----------       ----------
Operating Expense:
 Personnel and benefits........................................        10,937            7,086            20,193           13,787
 Occupancy.....................................................         3,662            2,788             7,049            5,288
 FDIC insurance................................................           658              587             1,300            1,081
 Professional services.........................................         3,963            2,138             7,568            4,758
 Office-related expenses.......................................         1,445              832             2,715            1,680
 Other.........................................................         3,154            1,610             5,156            2,783
                                                                   ----------       ----------        ----------       ----------
  Total operating expense......................................        23,819           15,041            43,981           29,377
                                                                   ----------       ----------        ----------       ----------
(Loss) Earnings Before Income Taxes and Minority
 Interest in Subsidiary........................................        (1,799)           3,083             2,379            6,551
 Income tax benefit............................................          (630)          (2,500)              --            (4,800)
                                                                   ----------       ----------        ----------       ----------
(Loss) Earnings before Minority Interest in Subsidiary.........        (1,169)           5,583             2,379           11,351
 Minority interest in subsidiary (dividends on subsidiary
  preferred stock).............................................             7            2,333                14            3,886
                                                                   ----------       ----------        ----------       ----------
(Loss) Earnings Available for Common Stockholders..............    $  (1,176)       $    3,250        $    2,365       $    7,465
                                                                   ==========       ==========        ==========       ==========
Basic (Loss) Earnings Per Common Share.........................    $   (0.06)       $     0.18        $     0.12       $     0.41
                                                                   ==========       ==========        ==========       ==========
Basic Weighted Average Common Shares Outstanding...............    19,385,946       18,248,754        19,377,681       18,247,019
                                                                   ==========       ==========        ==========       ==========
Diluted (Loss) Earnings Per Common Share.......................    $    (0.06)      $     0.18        $     0.12       $     0.40
                                                                   ==========       ==========        ==========       ==========
Diluted Weighted Average Common Shares Outstanding.............    19,887,703       18,496,194        19,859,896       18,583,278
                                                                   ==========       ==========        ==========       ==========




                 See notes to consolidated financial statements

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (DOLLARS IN THOUSANDS)

                                                                        QUARTER ENDED                    SIX MONTHS ENDED
                                                                           JUNE 30,                          JUNE 30,
                                                                ===============================    =============================
                                                                     1998            1997              1998           1997
                                                                --------------   --------------    -------------   -------------

(Loss) Earnings Available for Common Stockholders.............      $  (1,176)        $  3,250          $  2,365        $  7,465
                                                                    ---------         --------          --------        --------
Other comprehensive earnings (loss), net of  income taxes:
 Unrealized gains (losses) on securities available for sale:
  Investment securities available for sale....................             48            1,563               (72)             51
  MBSs available for sale.....................................         (1,495)             262               406          (2,060)
  Derivative financial instruments............................          2,258              (50)              943             (95)
                                                                    ---------         --------          --------        --------
 Other comprehensive earnings (loss)..........................            811            1,775             1,277          (2,104)
                                                                    ---------         --------          --------        --------
Comprehensive (Loss) Earnings.................................      $    (365)        $  5,025          $  3,642        $  5,361
                                                                    =========         ========          ========        ========




                 See notes to consolidated financial statements

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                           QUARTER ENDED                    SIX MONTHS ENDED
                                                                             JUNE 30,                          JUNE 30,
                                                                  ===============================    =============================
                                                                       1998            1997              1998           1997
                                                                   --------------   -------------   -------------   -------------

Cash Flows from Operating Activities:
 Net (loss) earnings.................................................  $   (1,176)      $   3,250       $   2,365       $   7,465
 Adjustments to reconcile net (losses) earnings to net cash
  provided by (used in) operating activities:
   Provisions for estimated loan and real estate losses..............       4,259           4,871           6,322           9,864
   Losses (gains) on securities and loan sales.......................       1,893          (1,016)          1,597          (2,244)
   FHLB stock dividend...............................................        (902)           (768)         (1,777)         (1,659)
   Depreciation and amortization.....................................       1,762             893           3,347           1,763
   Amortization of premiums and accretion of discounts
      and deferred loan items, net...................................       2,726          (1,597)          4,636          (2,088)
   Deferred income tax benefit.......................................        (612)         (2,597)            (92)         (5,001)
 Purchases of MBSs held for  trading.................................     (18,967)             --         (38,809)         (9,979)
 Principal repayments of MBSs held for trading.......................         676             195           2,603             352
 Proceeds from sales of MBSs held for trading........................       9,659              --          38,276          13,074
 Interest receivable decrease (increase).............................          49            (121)            783             510
 Other assets (increase) decrease....................................      (4,431)            120          (1,323)         31,420
 Interest payable increase (decrease)................................       2,911          (9,720)         (1,186)         (5,099)
 Other liabilities increase..........................................       3,659             442           3,534           1,734
                                                                       ----------      ----------      ----------      ----------
  Net cash provided by (used in) operating activities................       1,506          (6,048)         20,276          40,112
                                                                       ----------      ----------      ----------      ----------
Cash Flows from Investing Activities:
 Hancock acquisition.................................................          --          52,908              --          52,908
 Maturities of investment securities available for sale..............          --              --          10,000              --
 Proceeds from sales of investment securities available for sale.....          --              --          57,805              --
 Purchases of MBSs available for sale................................     (60,052)       (149,399)        (60,052)       (215,946)
 Principal repayments of MBSs available for sale.....................      96,505          10,368         148,416          15,990
 Proceeds from sales of MBSs available for sale......................          --         142,254          20,888         185,949
 Principal repayments of MBSs held to maturity.......................          --           1,290              --           2,060
 Realized loss on hedging of MBSs available for sale.................        (408)             --          (4,112)             --
 Loans receivable (increase) decrease................................     (18,225)        (15,117)        (51,103)         19,610
 Net proceeds from sales of real estate owned........................       8,767           6,415          18,944          17,746
 Premises and equipment additions, net...............................      (4,044)           (831)         (6,087)         (1,202)
                                                                       ----------      ----------      ----------      ----------
  Net cash provided by investing activities..........................      22,543          47,888         134,699          77,115
                                                                       ----------      ----------      ----------      ----------
Cash Flows from Financing Activities:
 Demand deposits and passbook savings, net (decrease) increase.......     (10,467)        (13,945)         56,698          (7,609)
 Certificate accounts, net increase (decrease).......................      69,684          (4,940)        106,672           9,782
 Proceeds from FHLB advances.........................................     425,000         435,941         605,000         485,941
 Repayments of FHLB advances.........................................    (424,960)       (253,246)       (654,960)       (365,946)
 Short-term borrowings decrease......................................          --         (40,000)             --         (40,000)
 Repayments of long-term borrowings..................................          --        (100,000)             --        (100,000)
 Proceeds from exercise of stock options.............................          29              38              209             38
                                                                       ----------      ----------       ----------     ----------
  Net cash provided by (used in) financing activities................      59,286          23,848          113,619        (17,794)
                                                                       ----------      ----------       ----------     ----------
   Net increase in cash and cash equivalents.........................      83,335          65,688          268,594         99,433
  Cash and cash equivalents at the beginning of the period...........     351,204         103,871          165,945         70,126
                                                                       ----------      ----------       ----------     ----------
Cash and Cash Equivalents at End of Period...........................  $  434,539      $  169,559       $  434,539     $  169,559
                                                                       ==========      ==========       ==========     ==========

                                                   (Continued on following page)





                 See notes to consolidated financial statements

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                            (DOLLARS IN THOUSANDS)

                                                                             QUARTER ENDED                    SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                    ===============================    =============================

                                                                        1998              1997              1998            1997
                                                                    ------------       ------------    ------------     ------------

Supplemental Cash Flow Information:
 Cash (paid) received during the period for:
  Interest on deposits, advances and other borrowings...............   $ (51,870)        $  (47,674)    $  (109,265)     $  (80,821)
  Income tax (payment) refund.......................................        (344)              (243)           (354)           (243)

Supplemental Schedule of Noncash Investing and
 Financing Activities:
 Additions to real estate acquired through foreclosure..............       7,861              8,111          16,289          20,777
 Loans originated to finance sale of real estate owned..............          --              4,472              --           6,088

Details of Hancock Acquisition:
 Fair value of assets and intangible acquired.......................          --            212,693              --         212,693
 Goodwill...........................................................          --              6,589              --           6,589
 Liabilities assumed................................................          --            207,270              --         207,270
 Common stock issued................................................          --             12,012              --          12,012
 Cash acquired......................................................          --             52,908              --          52,908



                 See notes to consolidated financial statements

                    BANK PLUS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Quarter and Six Months Ended June 30, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  In the opinion of Bank Plus Corporation ("Bank Plus") and Bank Plus together with its subsidiaries (the "Company"), the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 1998 and December 31, 1997, and the results of operations and statements of cash flows for the quarter and six months ended June 30, 1998 and 1997.

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


2. REPORTING COMPREHENSIVE INCOME

  During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 which establishes standards for reporting and the displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-stockholder sources." It includes all changes in equity during a period except those resulting from investments by stockholders and distribution to stockholders.

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

  The Company has employed interest rate swaps, caps and floors, options on treasury futures and forward commitments to purchase or sell securities in the management of interest rate risk. Gains or losses on early terminations of swaps, caps or floors are included in the carrying amount of the related asset or liability and amortized as yield adjustments over the remaining terms of the terminated instruments. The premiums paid for interest rate caps and floors are capitalized and amortized over the life of the contracts using the straight-line

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Quarter and Six Months Ended June 30, 1998

method. Options on treasury futures, interest rate caps and swaps and forward commitments to purchase or sell MBSs entered into for trading purposes are carried at fair value. Realized and unrealized changes in fair values are recognized in earnings in the period in which the changes occur. Treasury futures used to hedge the fluctuations in fair values of available for sale securities are carried at fair value, with realized and unrealized changes in fair value recognized in a separate component of stockholders' equity. Realized gains and losses on termination of such hedge instruments are amortized into interest income or expense over the expected remaining life of the hedged asset or liability. Management monitors the correlation of the changes in fair values between the hedge instruments and the securities being hedged to ensure the hedge remains highly effective. If the criteria for hedge accounting is not met, the fair value adjustments of the derivative instruments are reported in current earnings.

  During the third quarter of 1996, the Company entered into an advisory agreement with an investment advisor, pursuant to which the advisor will recommend trading related investments, subject to prior approval and direction of the Company, and execute trading activities in accordance with the Company's investment strategy. Such strategy includes the use of derivative instruments for trading or yield enhancement purposes. Realized and unrealized changes in fair values of the instruments are recognized in earnings in the period in which the changes occur. Under the advisory agreement, outstanding forward commitments to purchase adjustable rate MBSs totaled $50.0 million at June 30, 1998. Also outstanding in relation to this managed portfolio at June 30, 1998, were $71.0 million notional amount of interest rate caps which will mature in 2003, $5.0 million notional amount interest rate swaps which will mature in 2002 and $32.3 million notional amount of call options on treasury futures with an exercise date in 1998.

  The Company has used futures on Treasury Notes to hedge the valuation fluctuations of it's fixed rate MBSs portfolio. Based on historical performance, futures on Treasury Notes provided an expectation of high correlation with the MBSs. Based on the correlation analysis completed for the period ended June 30, 1998, it was determined that high correlation in the fluctuations of the fair values of the MBSs and the hedge instruments had not occurred. As a result, the Company recorded a loss of $4.0 million, which represented the extent to which the futures results had not been offset by the effects of price changes on the MBSs. The remaining losses on the hedge program which totaled approximately $5.0 million, are recorded as an adjustment to the cost basis of the securities being hedged and are being amortized over the life of the MBSs as a yield adjustment. Because of the ineffectiveness of this hedge program, the Company terminated the hedge in July 1998. Management is investigating other strategies which may provide a more effective hedge against valuation fluctuations in the MBSs portfolio. There can be no assurance that any strategy, if implemented, would effectively hedge valuation fluctuations.


4. EARNINGS PER SHARE

  Earnings per share ("EPS") is calculated on both a basic and diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. The dilutive potential common shares for the quarter and six months ended June 30, 1998 and 1997 were 501,757, 482,215, 247,440 and 336,259, respectively. Potentially dilutive securities relate to incremental shares from assumed conversions of stock options and deferred stock grants.


5. LOAN FEE INCOME

  The Company charges application and annual fees related to the issuance of its credit card products. Credit card application and annual fees and direct origination costs are deferred and amortized into income over twelve months.


6. RECENT ACCOUNTING PRONOUNCEMENTS

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Quarter and Six Months Ended June 30, 1998


  The Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998.

  SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 allows derivatives to be designated as hedges only if certain criteria are met, with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income if criteria are met. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. At this time, the Company is unable to determine whether the adoption of SFAS 133 will have a material impact on its operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements included or incorporated by reference in this Form 10-Q, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and similar words, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the continuing impact of California's economic recession on collateral values and the ability of certain borrowers to repay their obligations to Fidelity; the potential risk associated with the Bank's level of nonperforming assets and other assets with increased risk; changes in or amendments to regulatory authorities' capital requirements or other regulations applicable to Fidelity; fluctuations in interest rates; increased levels of competition for loans and deposits; start-up risks associated with new business lines, including affinity card programs and credit processing activities; and other factors referred to in this Form 10-Q. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


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

RECENT DEVELOPMENTS

     The Company has previously disclosed that it was contemplating a significant acquisition. It is uncertain at this time when, or if, this transaction will take place.

FINANCIAL PERFORMANCE

     The Company reported a net loss of $1.2 million for the quarter ended June 30, 1998 as compared to net earnings of $3.3 million for the corresponding period in 1997. This unfavorable change is due to a $8.8 million increase in operating expenses and a $1.9 million decrease in income tax benefits offset by a $4.1 million increase in noninterest income and a $2.3 million decrease in minority interest in subsidiary results. For the six months ended June 30, 1998 net earnings decreased to $2.4 million from $7.5 million for the same period in 1997 due to a $14.6 million increase in operating expenses and a $4.8 million decrease in income tax benefits offset by a $7.9 million increase in noninterest income, a $2.3 million decrease in provisions for loan losses and a $3.9 million decrease in minority interest in subsidiary results.

     The increase in operating expenses is primarily due to expenses associated with additional retail branches obtained in the Company's acquisition of Hancock Savings Bank, FSB ("Hancock"), Year 2000 software compliance costs and increased activity in the Company's credit card and financial planning operations. The increase in noninterest income is due primarily to increased fee revenues from the Company's credit card operations and automated teller machine ("ATM") cash services and decreased real estate operations expense offset by a decrease in investment earnings associated with hedging losses.

CREDIT CARDS

     Fidelity has implemented a plan to develop credit card issuance programs with affinity partners. The affinity card program involves the solicitation of prospective individual customers from identifiable groups with a common interest or affiliation. These programs include unsecured credit cards and credit cards secured by real estate or by cash deposits. Fidelity will serve as issuer and owner of the credit card accounts and will develop the card portfolio from prospects provided by the affinity partner. Fidelity retains the right to market other products to the card members and expects to offer multiple financial products related to significant life events of the typical household, such as home purchase, insurance and retirement planning. Generally, there are three types of affinity programs: credit enhancement programs, shared risk programs and programs where the Bank undertakes all of the credit risk. In each of these programs, the Bank is responsible for the risk management associated with the extensions of credit. The Bank develops and implements the underwriting standards as well as the risk management support systems. Underwriting is primarily based on industry-accepted Fair Isaac Company ("FICO") credit scoring methodology. The Bank establishes reserve requirement levels based on the loss expectation by credit tranche, and reserves are adjusted at least monthly based on actual volumes outstanding in the programs. The Bank offers cards with limits ranging from $300 to $5,000 to the full credit spectrum of borrowers.

     Under the credit enhancement programs, the affinity partners receive substantially all of the revenues and have the right to purchase outstanding card receivables at par and, in exchange, provide credit enhancements to guarantee full repayment of the Bank's outstanding receivables in the event of cardholder defaults. The credit enhancements include funding by the affinity counter-party of a reserve account or pledging of collateral as receivables are funded by the Bank. As a result of the credit enhancements provided under these affinity programs, the Bank does not record any loan loss provisions associated with the outstanding balances. The Bank has committed to fund up to an aggregate outstanding balance of $425 million under the credit enhancement programs. At June 30, 1998, outstanding credit cards and balances associated with the credit enhancement programs were approximately 60,000 and $108.5 million, respectively. Credit enhancements provided by the affinity partners in form of cash reserves totaled $8.4 million or 7.74% of the related outstanding credit card balances at June 30, 1998.

     Under the shared risk programs, the Bank and the affinity counter-party share the net earnings or loss of the program based on contracted percentages. The net earnings or loss is determined after consideration of all direct revenues and expenses, including loan loss provisions and the Bank's cost of funding card balances, plus an appropriate interest rate spread. At June 30, 1998, outstanding credit cards and balances associated with the shared risk programs were approximately 180,000 and $85.8 million, respectively. Loan loss allowances provided by the Bank related to the shared risk program totaled $6.6 million or 7.69% of the outstanding credit card balance at June 30, 1998.

     The shared risk programs are expected to significantly increase the Bank's loan loss provisions and allowance for estimated loan loss in 1998. Credit card industry averages for net charge-off ratios can range from 4% to 7%, which is significantly higher than the Bank's charge-off ratio in 1997 for single family and multifamily mortgage loans of 1.2%.

     The costs of an increase in delinquencies and credit losses could have a material adverse effect on the financial results of the credit card programs and the Company's overall financial performance. Delinquencies and credit losses are influenced by a number of external and internal factors. A national or regional economic slowdown or recession increases the risk of defaults and credit losses. Costs associated with an increase in the number of customers seeking protection under the bankruptcy laws, resulting in accounts being charged-off as uncollectible, and the effects of fraud by third parties or customers are additional factors. "Seasoning" of accounts (increases in the average age of a credit card issuer's portfolio) affects the Company's level of delinquencies and losses which may require higher loan loss provisions (and reserves). A decrease in account originations or balances and the attrition of such accounts or balances could significantly impact the seasoning of the overall portfolio, resulting in increases in the overall percentage of delinquencies and losses.

     The Company markets many of its credit card products to consumers with limited or lower grade credit histories. As a result, in some cases, in addition to the higher delinquency and credit loss rates associated with this market, there is little historical experience with respect to credit risk and performance of these underserved markets. Accordingly, although the Company believes that it can effectively price these products in relation to their relative risk, there can be no assurance that the Company's risk-based pricing system will offset the negative impact of the expected higher delinquency and loss rates.

     In the event significant delinquencies and credit losses are incurred beyond managements current estimates, no assurances can be given that the respective affinity partners will have the ability to provide the financial support contractually required per the affinity agreements.

     Fidelity is evaluating other affinity credit card arrangements with several potential strategic allies. These arrangements, if consummated, would involve the issuance of substantial numbers of credit cards, and in most instances both the risks and benefits associated with these programs would be shared with Fidelity's strategic allies. No assurances can be given as to whether any of these transactions will be consummated or, if consummated, as to the ultimate success of any of these transactions.

     Through June 30, 1998, the Bank outsourced card processing and customer service to third party providers. However, the Company has established a credit-processing center to handle card-related services internally. This center began handling collections and fraud investigation for some of the card programs in the second quarter of 1998, and, after July 1, 1998, began providing customer service. The Company believes that customer satisfaction and the Company's responsiveness and availability are key factors that will enhance and extend the Company's relationship with its card customers, and that its ability to achieve customer satisfaction is significantly enhanced by developing and maintaining a credit processing center internally. The Company has recently employed senior and middle management with significant credit card operations experience to start up and operate the credit-processing center, as such experience was not previously resident in the Company. The establishment of this processing center requires funding of significant start-up costs, and no assurances can be given that these costs will be recovered.

     The credit-processing center operates as a subsidiary of Bank Plus under the name of Bank Plus Credit Services Corporation (BPCS). In April 1998 Fidelity made a cash dividend of $3.0 million to Bank Plus which was used by Bank Plus to support the start-up cost of BPCS. In an effort to support BPCS near-term liquidity needs, the Company has decided to contribute BPCS to the Bank to be run as an operating subsidiary. While management anticipates regulatory approval of this contribution, no assurances can be given that such approval will be obtained.


AMERICASH

     In June 1997, Fidelity entered into an arrangement with Americash L.L.C. ("Americash") in which Fidelity provides cash services for Americash's newly established network of cash-dispensing ATMs. Fidelity has agreed to provide cash for Americash ATMs throughout the United States, and is entitled to fees based on the volume of cash withdrawal transactions. If the transaction volume is below certain agreed upon minimums, the fees to which Fidelity is entitled are calculated using a formula designed to ensure Fidelity a minimum return for the use of its cash. The average cash balance in use for the Americash program during the first six months of 1998 was $45.4 million, and the program generated fees, which are reported as noninterest income, of $1.8 million during the same period.

     During 1997 and the first six months of 1998, the average transaction volume for the Americash ATM network was insufficient to generate transaction fees above the minimum threshold provided for in the agreement between Americash and Fidelity. Therefore, Fidelity's fees during those periods were calculated using the minimum return formula described above. At the request of Americash, Fidelity has agreed to defer collection of a portion of those accrued fees in order to assist Americash with its cash flow needs during the initial rollout period. As a result of this deferral of fees, accounts receivable from Americash of $2.3 million and $1.0 million were outstanding at June 30, 1998 and December 31, 1997, respectively. This fee-deferral arrangement is temporary, and Fidelity and Americash have agreed that the outstanding receivable balance will not be permitted to exceed $2.5 million. Management anticipates that Americash will secure other sources of financing for its future capital requirements. Until such alternative financing is obtained, management believes the Bank has adequate remedies under its agreements with Americash regarding collection of the receivable.

                             RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income is the difference between interest earned on loans, mortgage-backed securities ("MBSs") and investment securities ("interest-earning assets") and interest paid on deposits and borrowings ("interest-bearing liabilities"). For the quarter ended June 30, 1998, net interest income totaled $20.1 million, decreasing by $0.2 million from $20.3 million for the comparable period in 1997. Although average interest-earning assets increased by $1.1 billion in the quarter ended June 30, 1998 as compared to the same period last year, the favorable income from the increase in volume was offset by a decline in the interest margin of 0.59% due to lower yields on MBSs and investment securities and an increase in funding costs, as the growth in earning assets was primarily funded with higher cost certificate of deposits and borrowings. For the six months ended June 30, 1998, net interest income totaled $41.0 million, increasing by $0.3 million from $40.7 million for the comparable period in 1997.

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

                                                                               QUARTER ENDED JUNE 30,
                                                    -----------------------------------------------------------------------
                                                                    1998                                   1997
                                                    ----------------------------------       ------------------------------
                                                    AVERAGE                   AVERAGE        AVERAGE                AVERAGE
                                                     DAILY                     YIELD/         DAILY                  YIELD/
                                                    BALANCE      INTEREST       RATE         BALANCE    INTEREST     RATE
                                                   ---------    ----------     ------        -------    --------    -------
                                                                               (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans..........................................  $2,918,402     $54,223       7.43%        $2,716,010   $49,384     7.27%
 MBS............................................     758,732      11,558       6.09            254,851     4,673     7.33
 Investment securities..........................     560,689       8,513       6.09            222,986     3,630     6.62
 Investment in Federal Home Loan
   Bank ("FHLB") stock..........................      61,964         902       5.84             53,602       768     5.83
                                                  ----------     -------                    ----------   -------
   Total interest-earning assets................   4,299,787      75,196       7.00          3,247,449    58,455     7.21
                                                                 -------                                 -------
Noninterest-earning assets......................     149,383                                   110,228
                                                  ----------                                ----------
   Total assets.................................  $4,449,170                                $3,357,677
                                                  ==========                                ==========
Interest-bearing liabilities:
 Deposits:
  Demand deposits...............................  $  347,472       1,029       1.19         $  294,489       817     1.13
  Savings deposits..............................     122,811         920       3.00            115,318       903     3.18
  Time deposits.................................   2,529,510      34,675       5.44          2,085,341    27,852     5.42
                                                  ----------     -------                    ----------   -------
   Total deposits...............................   2,999,793      36,624       4.90          2,495,148    29,572     4.81
                                                                                            ----------   -------

 Borrowings.....................................   1,225,025      18,489       6.05            609,357     8,557     5.70
                                                  ----------     -------                    ----------   -------
   Total interest-bearing liabilities...........   4,224,818      55,113       5.23          3,104,505    38,129     4.98
                                                  ----------     -------                    ----------   -------
Noninterest-bearing liabilities.................      40,771                                    36,976
Preferred stock issued by consolidated
subsidiary......................................         272                                    51,750
Stockholders' equity............................     183,309                                   164,446
                                                  ----------                                ----------
Total liabilities and equity....................  $4,449,170                                $3,357,677
                                                  ==========                                ==========
Net interest income; interest rate spread.......                 $20,083(1)    1.77%                     $20,326     2.23%
                                                                 =======       ====                      =======     ====
Net yield on interest-earning assets ("net
  interest margin").............................                               1.86%(1)                              2.45%
                                                                               ====                                  ====
Average nonaccruing loan balance
  included in average loan balance..............  $   23,022                                $   45,344
                                                  ==========                                ==========
Net delinquent interest reserve removed
  from interest income.........................                  $   626                                 $   994
                                                                 =======                                 =======
Reduction in net yield on interest-earning
  assets due to delinquent interest............                                0.06%                                 0.12%
                                                                               ====                                  ====

-------------------
(1) For the quarter ended June 30, 1998, the impact of the Americash ATM cash services program on net interest income and margin would be increases of $0.7 million and 5 basis points, respectively, if the revenue from the Americash ATM cash services program had been included in net interest income.

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                      -----------------------------------------------------------------------
                                                                    1998                                           1997
                                                      ----------------------------------      -------------------------------
                                                      AVERAGE                   AVERAGE       AVERAGE                AVEREAGE
                                                       DAILY                     YIELD/        DAILY                  YIELD/
                                                      BALANCE       INTEREST      RATE        BALANCE      INTEREST    RATE
                                                      -------       --------     ------       -------      --------   -------
                                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans.........................................     $2,900,130      $108,228      7.46%     $2,732,790     $ 99,224    7.26%
 MBS...........................................        803,476        25,123      6.25         246,462        8,977    7.28
 Investment securities.........................        484,044        14,631      6.10         225,407        7,302    6.53
  Investment in FHLB stock.....................         61,393         1,777      5.84          53,266        1,659    6.28
                                                    ----------      --------                ----------     --------
   Total interest-earning assets...............      4,249,043       149,759      7.05       3,257,925      117,162    7.19
                                                                    --------                                -------
Noninterest-earning assets.....................        159,802                                  68,490
                                                    ----------                              ----------
   Total assets................................     $4,408,845                              $3,326,415
                                                    ==========                              ==========
Interest-bearing liabilities:
 Deposits:
   Demand deposits.............................     $  343,990         2,016      1.18      $  293,637        1,605    1.10
   Savings deposits............................        123,343         1,836      3.00         117,238        1,831    3.15
   Time deposits...............................      2,501,194        68,243      5.44       2,086,722       55,276    5.34
                                                    ----------      --------                ----------     --------
     Total deposits............................      2,968,527        72,095      4.90       2,497,597       58,712    4.74
                                                                                            ----------     --------
 Borrowings....................................      1,216,219        36,684      6.08         573,032       17,767    6.25
                                                    ----------      --------                ----------     --------
   Total interest-bearing liabilities..........      4,184,746       108,779      5.24       3,070,629       76,479    5.02
                                                    ----------      --------                ----------     --------
Noninterest-bearing liabilities................         41,026                                  40,754
Preferred stock issued by consolidated
subsidiary.....................................            272                                  51,750
Stockholders' equity...........................        182,801                                 163,282
                                                    ----------                              ----------
Total liabilities and equity...................     $4,408,845                              $3,326,415
                                                    ==========                              ==========
Net interest income; interest rate spread......                     $ 40,980(1)   1.81%                    $ 40,683    2.17%
                                                                    ========      ====                     ========    ====
Net yield on interest-earning assets ("net
  interest margin")............................                                   1.89%(1)                             2.46%
                                                                                  ====                                 ====
Average nonaccruing loan balance
  included in average loan balance.............     $   22,097                              $   53,526
                                                   ===========                              ==========
Net delinquent interest reserve removed
  from interest income.........................                     $  1,345                               $  2,575
                                                                    ========                               ========
Reduction in net yield on interest-earning
  assets due to delinquent interest............                                   0.06%                                0.16%
                                                                                  ====                                 ====

------------------
(1) For the six months ended June 30, 1998, the impact of the Americash ATM cash services program on net interest income and margin would be increases of $1.8 million and 6 basis points, respectively, if the revenue from the Americash ATM cash services program had been included in net interest income.

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

                                                  QUARTER ENDED JUNE 30, 1998                  SIX MONTHS ENDED JUNE 30, 1998
                                                   COMPARED TO JUNE 30, 1997                      COMPARED TO JUNE 30, 1997
                                                    FAVORABLE (UNFAVORABLE)                        FAVORABLE (UNFAVORABLE)
                                             ======================================      =========================================
                                               VOLUME          RATE          NET           VOLUME            RATE            NET
                                             ---------         ----         -------      ---------           ----           ------
                                                                            (DOLLARS IN THOUSANDS)
Interest income:
 Loans....................................   $   3,736      $  1,103     $   4,839        $   6,094        $  2,910       $  9,004
 MBSs.....................................       9,236        (2,351)        6,885           20,282          (4,136)        16,146
 Investment securities....................       5,595          (712)        4,883            8,378          (1,049)         7,329
 Investment in FHLB stock.................         130             4           134              254            (136)           118
                                             ---------      --------     ---------        ---------        --------       --------
      Total interest income...............      18,697        (1,956)       16,741           35,008          (2,411)        32,597
                                             ---------      --------     ---------        ---------        --------       --------

Interest expense:
 Deposits:
   Demand deposits........................        (164)          (48)         (212)            (275)           (136)          (411)
   Savings deposits.......................         (65)           48           (17)             (96)             91             (5)
   Time deposits..........................      (6,353)         (470)       (6,823)         (11,003)         (1,964)       (12,967)
                                             ---------      --------     ---------        ---------        --------       --------
      Total deposits......................      (6,582)         (470)       (7,052)         (11,374)         (2,009)       (13,383)
 Borrowings...............................      (8,804)       (1,128)       (9,932)         (19,251)            334        (18,917)
                                             ---------      --------     ---------        ---------        --------       --------
   Total interest expense.................     (15,386)       (1,598)      (16,984)         (30,625)         (1,675)       (32,300)
                                             ---------      --------     ---------        ---------        --------       --------
Increase (decrease) in net interest
 income...................................   $   3,311      $ (3,554)    $    (243)       $   4,383        $($4,086)      $    297
                                             =========      ========     =========        =========        ========       ========


     The $0.2 million decrease in net interest income between the second quarter 1998 and the second quarter 1997 was primarily due to decreased rates on interest-earning assets and increases in rates of interest-bearing liabilities. The decrease in rates on earning assets were primarily due to higher prepayments on the MBSs portfolio causing higher amortization of purchase premium and an increase in lower yielding short-term investments securities. The $0.3 million increase in net interest income between the six months ended June 30, 1998 and the comparable period in 1997 was primarily due to an increase in the average level of interest-earning assets. This was partially offset by decreased rates on interest-earning assets and increases in rates and the average level of interest-bearing liabilities. The net interest income for the quarter and the six months ended June 30, 1998 decreased as a result of the exchange, in the third quarter of 1997, of preferred stock of the Bank for 12% Senior Notes ("Senior Notes") of the Company. The increased interest expense related to Senior Notes, for the quarter and six months ended June 30, 1998, of $1.5 million and $3.1 million, respectively, was offset by reductions in minority interest in subsidiary of $2.3 million and $3.9 million for the quarter and six months ended June 30, 1998, respectively.

     The Company's net interest income, interest rate margin and operating results have been negatively affected by the level of mortgage loans on nonaccrual status. Gross balances of NPLs averaged $22.1 million and $53.5 million during the six months ended June 30, 1998 and 1997, respectively. As a result, the Company's net interest rate margin was decreased by 0.06% and 0.16% in those periods, respectively.


NONINTEREST INCOME (EXPENSE)

     Noninterest income has three major components: (a) noninterest income from ongoing operations, which includes loan fee income, gains or losses on loans held for sale, fees earned on the sale of uninsured investment products and annuities and retail banking fees, (b) income/expenses associated with owned real estate, which includes both the provision for real estate losses as well as income/expenses incurred by the Company associated with the operations of its owned real estate properties and (c) gains and losses on the sales of investment securities and MBSs. Items (b) and (c) can fluctuate widely, and could therefore mask the underlying fee generating performance of the Company on an ongoing basis.

     Noninterest income increased by $4.1 million from $2.0 million in the quarter ended June 30, 1997 to $6.2 million in the quarter ended June 30, 1998. The major components of this increase are (a) loan fee income increased by $4.9 million due to an increase in the volume of credit cards issued in the period with no comparable activity in the prior period, (b) fee income on ATM cash services of $0.7 million in the form of fees accrued in 1998, with no comparable amounts in 1997 and (c) decreased real estate operations of $1.1 million primarily due to improved execution on sales and a lower volume of foreclosed properties. These favorable variances were partially offset by a decrease in gains on securities activities of $2.9 million resulting from the $4.0 million loss on the hedging program of fixed rate MBSs.

     Noninterest income increased by $7.9 million from $3.7 million in the six months ended June 30, 1997 to $11.6 million in the six months ended June 30, 1998. The major components of this increase are (a) loan fee income increased by $7.0 million due to an increase in the volume of credit cards issued in the period with no comparable activity in the prior period, (b) fee income on ATM cash services of $1.8 million in the form of fees accrued in 1998, with no comparable amounts in 1997 and (c) decreased real estate operations of $2.5 million primarily due to improved execution on sales and a lower volume of foreclosed properties. These favorable variances were partially offset by the $4.0 million loss on the hedging program of fixed rate MBSs with no comparable amounts in 1997.


OPERATING EXPENSES

     Operating expenses increased by $8.8 million to $23.8 million for the quarter ended June 30, 1998 compared to $15.0 million for the quarter ended June 30, 1997. The change was primarily due to (a) a $3.9 million increase in personnel and benefits expense due to an increase of 219 or 46% in full-time equivalent employees ("FTEs") primarily due to the addition of Hancock operations, staffing of BPCS, the California Public Employee's Retirement System ("CalPERS") financial educational and planning program and increased personnel working on the Year 2000 compliance project; (b) an increase of $0.9 million in occupancy costs primarily due to Hancock and Coast Federal Bank, FSB ("Coast") branch acquisitions completed after June, 1997; (c) an increase of $1.8 million of professional services primarily resulting from costs associated with the Year 2000 compliance project, (d) an increase of $0.6 million in office related expenses primarily due to the Hancock and Coast acquisitions and the start-up of BPCS, and (e) an increase in other expenses of $1.5 million primarily related to the servicing of the credit card portfolio by a third party.

     Operating expenses increased by $14.6 million to $44.0 million for the six months ended June 30, 1998 compared to $29.4 million for the six months ended June 30, 1997. The change was primarily due to (a) a $6.4 million increase in personnel and benefit expense due to an increase of 176 or 37% in FTEs primarily due to the inclusion of Hancock operations, staffing of BPCS, the CalPERS program and increased personnel working on the Year 2000 compliance project; (b) an increase of $1.8 million in occupancy costs primarily due to Hancock and Coast branch acquisitions completed after June, 1997; (c) an increase of $2.8 million of professional services primarily resulting from costs associated with the Year 2000 compliance project, (d) an increase of $1.0 million in office related expenses primarily due to the Hancock and Coast acquisitions and the start-up of BPCS, and (e) an increase in other expenses of $2.4 million primarily related to the servicing of the credit card portfolio by a third party.

     While the Company intends to continue to control operating expenses, the level of expenses are expected to increase related to the continued implementation of BPCS and the Year 2000 compliance project. The Company also intends to expend resources as it evaluates and pursues earning asset acquisition opportunities.

     Increased operating expenses resulted in an increase in the annualized operating expense ratio to 2.00% for the six months ended June 30, 1998 from 1.77% for the same period in 1997, based on the total average asset size of the Company (from $3.3 billion for the six months ended June 30, 1997 to $4.4 billion for the six months ended June 30, 1998).

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

     The efficiency ratio increased to 82.34% for the second quarter 1998 from 64.82% for the second quarter 1997. The efficiency ratio also increased between the six months ended June 30, 1998 and 1997 from 63.39% to 78.79%, respectively. These increases were primarily due to the increases in operating expense relating to the start up of BPCS and the Year 2000 project, activities for which no revenues were generated.


  Year 2000

     The Company utilizes numerous computer software programs and systems across the organization to support ongoing operations. Many of these programs and systems may not be able to appropriately interpret and process dates into the Year 2000. To the extent that programs and systems are unable to process into the Year 2000, some degree of modification, upgrade, or replacement of such systems may be necessary. The Company has established a task force to develop a comprehensive Year 2000 plan with the goal of completing updates to key systems by December 31, 1998. The Federal Financial Institutions Examinations Council (the "FFIEC") has issued guidelines that clarify federal regulatory requirements with respect to the Year 2000. Recently published guidelines that require additional date testing of systems, among other items, will require the Company to perform additional work and to incur additional Year 2000 related expense beyond those originally contemplated. Given information currently known about the Company's systems and servicers and management's interpretation of the FFIEC guidelines released to date, the current expense estimate for Year 2000 corrective activities is $5.5 million to $6.0 million, of which a significant portion will be related to increased staffing of technology and support personnel to implement the required modifications, upgrades, and testing.

     While the Company has given Year 2000 a high priority and believes it will achieve Year 2000 compliance, it is to a large extent dependent upon the efforts of third parties who provide systems and services. The Company is closely monitoring the Year 2000 progress of third party vendors and has planned a program of testing key systems for compliance. No assurance can be given that the Company will be successful in addressing Year 2000 issues within this estimated timeframe or at the estimated cost.


INCOME TAXES

     The Company's combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. The effective tax benefit rate of 35.0% on losses before income taxes for the quarter ended June 30, 1998 reflects an adjustment to the Company's previously accrued liability for income taxes. No income tax provision was reflected on earnings before income taxes for the six months ended June 30, 1998, due to the utilization of federal and state net operating loss carryforwards and the partial recognition of the deferred tax asset. The effective tax benefit rates of 81.1% and 73.3% on earnings before income taxes for the quarter and six months ended June 30, 1997, respectively, reflect the federal and state tax benefit attributable to the utilization of net operating loss carryforwards and the partial recognition of the deferred tax asset.

     As of December 31, 1996, a valuation allowance was provided for the total net deferred tax asset. As of June 30, 1998, the Company reflected a net deferred tax asset of $8.7 million. Under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, the reduction in valuation allowance is dependent upon a "more likely than not" expectation of realization of the deferred tax asset, based upon the weight of available evidence. The analysis of available evidence is performed each quarter utilizing the "more likely than not" criteria required by SFAS 109 to determine the amount, if any, of the deferred tax asset to be realized. Accordingly, there can be no assurance that the Company will recognize additional portions of its deferred tax asset in future periods. Moreover, the criteria of SFAS No. 109 could require the partial or complete recapture of the $8.7 million deferred tax benefit into expense in future periods.

     Various federal Form 1120Xs "Amended U.S. Corporation Income Tax Return" were filed in 1996 for years 1986 through 1989, 1991, 1992 and 1994 to reflect the 10-year loss carryback under IRC Section 172(f) for qualifying deductions through August 4, 1994. These returns were filed with the Bank's former parent company, Citadel Holding Corporation. Fidelity has recorded $1.1 million of tax benefit in 1996 with respect to these amended tax returns. IRC Section 172(f) is an area of the tax law without significant legal precedent. The Internal Revenue Service, as part of their current examination, has disallowed the Section 172(f) claim in its entirety. Although management intends to appeal this disallowance, no assurances can be given that this claim will be allowed even in part. However, management believes that the portion of the claim attributable to the $1.1 million in benefit previously recorded will be allowed on a "more likely than not" basis. As a result, management has determined that the continued recording of this receivable without a valuation allowance is warranted.


FINANCIAL CONDITION

ASSET QUALITY

  General

     The Company's mortgage loan portfolio is primarily secured by assets located in southern California and is comprised principally of single family and multifamily (2 units or more) residential loans. At June 30, 1998, 23% of Fidelity's real estate loan portfolio consisted of California single family residences, while another 12% and 58% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively. At June 30, 1997, 20% of Fidelity's real estate loan portfolio (including loans held for sale) consisted of California single family residences while another 11% and 61% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively.

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

     The Bank's internal asset review process reviews the quality and recoverability of each of those assets which exhibit credit risk to the Bank based on delinquency and other criteria in order to establish adequate general valuation allowances ("GVA") and specific valuation allowance ("SVA").


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

     Through June 30, 1998, (i) $51.4 million in gross book balances of AARP Pool loans had been resolved through either a negotiated sale or discounted payoff, (ii) $8.9 million in gross book balances of AARP Pool loans were collected through normal principal amortization or paid off through the normal course without loss, (iii) $24.4 million in gross book balances of AARP Pool loans had been modified or restructured and retained in the Bank's mortgage portfolio, (iv) $15.4 million in gross book balances of AARP Pool loans were removed from the AARP Pool upon management's determination that such assets no longer met the risk profile for inclusion in the AARP Pool or that accelerated resolution of such assets was no longer appropriate and (v) $130.5 million in gross book balances of REO were sold ($55.5 million in gross book balances of AARP Pool loans were taken through foreclosure and acquired as REO since the inception of the AARP).

     As of June 30, 1998, the remaining AARP Pool consisted of 30 assets with a book balance, net of SVA and writedowns, of $9.4 million, comprised of accruing and nonaccruing multifamily real estate loans totaling approximately $4.8 million and REO properties totaling approximately $4.6 million, which are reported as real estate owned on the statement of financial condition. Through June 30, 1998, of the $50.8 million of reserves established in connection with the Plan, including the $5.8 million established by Hancock, $33.9 million had been charged-off, $7.3 million had been allocated to SVAs or REO writedowns in connection with the Bank's estimate of recovery for AARP Pool assets and $8.0 million has been returned to the regular GVA along with the associated loans that were returned to the Bank's mortgage portfolio based on management's determination that such assets no longer met the risk profile for inclusion in the AARP Pool.

     As of June 30, 1998, the AARP Pool was terminated based on the minimal remaining assets in the AARP Pool and the determination that the resolution of these assets would be conducted in a similar manner as the Bank's regular portfolio. The $1.6 million of unallocated GVA remaining from the original $50.8 million reserves established for the AARP Pool, including the $5.8 million established by Hancock, is included in the Bank's GVA.


  Classified Assets

     Total classified assets decreased $27.8 million or 18.1% from December 31, 1997, to $125.7 million at June 30, 1998. This decrease was due primarily to a decrease in other classified assets of $21.7 million related to the sale of the LIBOR Asset Trust securities in January 1998. The decrease in classified assets was also affected by lower levels of performing classified loans and the large volume of REO sales during the first six months of 1998. The ratio of nonperforming assets ("NPAs") to total assets increased from 0.61% at December 31, 1997, to 0.70% at June 30, 1998. This increase is primarily due to an increased level of NPLs at June 30, 1998, compared to December 31, 1997.

  The following table presents net classified assets by property type at the dates indicated:

                                                   JUNE 30,     MARCH 31,   DECEMBER 31,   SEPTEMBER 30,  JUNE 30,
                                                     1998         1998          1997           1997         1997
                                                   --------     ---------   ------------   -------------  --------
                                                                          (DOLLARS IN THOUSANDS)
Performing classified loans:
  Single family................................    $  2,863     $  2,330      $  3,551      $  3,521     $  3,331
  Multifamily:
  2 to 4 units.................................       3,939        3,769         4,241         4,455        4,856
  5 to 36 units................................      47,722       53,649        63,777        58,694       62,509
  37 units and over............................      29,960       21,661        22,704        24,551       20,761
                                                   --------     --------      ---------     --------     --------
    Total multifamily properties...............      81,621       79,079        90,722        87,700       88,126
  Commercial and other.........................       8,296        9,221        10,412        11,373        9,788
  Credit card loans............................         654           --             --           --           --
  Other consumer loans.........................         307           --             --           --           --
                                                   --------     --------      ---------     --------     --------
    Total performing classified loans..........      93,741       90,630       104,685       102,594      101,245
                                                   --------     --------      ---------     --------     --------
Nonperforming classified loans:
  Single family................................       6,288        5,306         4,222         4,501        5,980
  Multifamily:
  2 to 4 units.................................       3,264        2,023           948         1,721        2,677
  5 to 36 units................................       8,823        3,970         4,752        10,006       15,745
  37 units and over............................         525        3,545         2,090         5,139        4,929
                                                   --------     --------      --------      --------     --------
      Total multifamily properties.............      12,612        9,538         7,790        16,866       23,351
  Commercial and other.........................       1,451        1,576         1,062           437        3,845
                                                   --------     --------      --------      --------     --------
    Total nonperforming classified loans.......      20,351       16,420        13,074        21,804       33,176
                                                   --------     --------      --------      --------     --------
      Total classified loans...................     114,092      107,050       117,759       124,398      134,421
                                                   --------     --------      --------      --------     --------
REO:
  Single family................................       2,120        2,402         2,611         2,992        4,095
  Multifamily
  2 to 4 units.................................       1,031        1,334         1,091         1,326        2,215
  5 to 36 units................................       1,055        3,550         5,318        10,911       12,992
  37 units and over............................       4,397        2,240         3,149         3,105        3,106
                                                   --------     --------      --------      --------     --------
      Total multifamily properties.............       6,483        7,124         9,558        15,342       18,313
  Commercial and other.........................       1,463        1,455           624           635        2,432
                                                   --------     --------      --------      --------     --------
    Net REO before REO GVA.....................      10,066       10,981        12,793        18,969       24,840
 REO GVA.......................................        (500)        (500)         (500)         (500)      (1,200)
                                                   --------     --------      --------      --------     --------
    Total REO..................................       9,566       10,481        12,293        18,469       23,640
                                                   --------     --------      --------      --------     --------
Other classified assets........................       2,056        2,065        23,450(1)     14,027(1)     1,404
                                                   --------     --------      --------      --------     --------
    Total classified assets....................    $125,714     $119,596      $153,502      $156,894     $159,465
                                                   ========     ========      ========      ========     ========

-----------------

(1) Includes the Libor Asset Trust investment securities with a book value of $20.9 million and $12.3 million at December 31, 1997 and September 30, 1997, respectively, which were classified due to the performance of the underlying collateral. These assets were sold in January 1998.

  Delinquent Loans

     During the second quarter of 1998, total delinquent mortgage loans decreased $1.8 million from March 31, 1998. The following table presents loan delinquencies by number of days delinquent and by property type as of the dates indicated. All assets are reported net of specific reserves and writedowns.

                                                                              JUNE 30,    MARCH 31,   DECEMBER 31,
                                                                                1998         1998         1997
                                                                              ---------   ---------   ------------
                                                                                 (DOLLARS IN THOUSANDS)
Delinquencies by number of days:
     30 to 59 days.......................................................       0.24%        0.42%        0.34%
     60 to 89 days.......................................................       0.17         0.11         0.14
     90 days and over....................................................       0.69         0.60         0.47
                                                                             -------      -------      -------
Mortgage loan delinquencies to net mortgage loan portfolio...............       1.10%        1.13%        0.95%
                                                                             =======      =======      =======
Delinquencies by property type:
  Single family:
     30 to 59 days.......................................................    $ 3,612      $ 3,376      $ 4,153
     60 to 89 days.......................................................      1,773          954        1,354
     90 days and over....................................................      6,288        5,306        4,222
                                                                             -------      -------      -------
                                                                              11,673        9,636        9,729
                                                                             -------      -------      -------
       Percent to applicable mortgage loan portfolio.....................       1.86%        1.49%        1.53%
Multifamily (2 to 4 units):
     30 to 59 days.......................................................      1,140          693        1,111
     60 to 89 days.......................................................      1,060          529          257
     90 days and over....................................................      3,264        2,023          948
                                                                             -------      -------      -------
                                                                               5,464        3,245        2,316
                                                                             -------      -------      -------
       Percent to applicable mortgage loan portfolio.....................       1.75%        1.02%        0.72%
Multifamily (5 to 36 units):
     30 to 59 days.......................................................      1,061        4,452        3,638
     60 to 89 days.......................................................      1,814        1,596        2,329
     90 days and over....................................................      6,810        3,970        4,753
                                                                             -------      -------      -------
                                                                               9,685       10,018       10,720
                                                                             -------      -------      -------
       Percent to applicable mortgage loan portfolio.....................       0.76%        0.77%        0.80%
Multifamily (37 units and over):
     30 to 59 days.......................................................         --        2,509          531
     60 to 89 days.......................................................         --           --           --
     90 days and over....................................................        525        3,545        2,090
                                                                             -------      -------      -------
                                                                                 525        6,054        2,621
                                                                             -------      -------      -------
       Percent to applicable mortgage loan portfolio.....................       0.19%        2.07%        0.86%
Commercial and Industrial:
     30 to 59 days.......................................................        588          634           --
     60 to 89 days.......................................................         --           --          154
     90 days and over....................................................      1,451        1,576        1,062
                                                                             -------      -------      -------
                                                                               2,039        2,210        1,216
                                                                             -------      -------      -------
       Percent to applicable mortgage loan portfolio.....................       1.05%        1.11%        0.59%
Total mortgage loan delinquencies, net...................................    $29,386      $31,163      $26,602
                                                                             =======      =======      =======
Mortgage loan delinquencies to net mortgage loan portfolio...............       1.10%        1.13%        0.95%
                                                                             =======      =======      =======

  The following table presents delinquent credit card loans at the dates indicated:

                                                                             JUNE 30,     MARCH 31,    DECEMBER 31,
                                                                               1998         1998           1997
                                                                             --------     ---------    ------------
                                                                                     (DOLLARS IN THOUSANDS)
Delinquencies by number of days:
     30 to 59 days.......................................................    $ 9,187       $ 4,097       $ 2,472
     60 to 89 days.......................................................      5,419         2,814         1,432
     90 to 119 days......................................................      3,691         2,190         1,509
    120 to 149 days......................................................      2,278         1,553            --
    150 days and over....................................................      1,206         1,003            --
                                                                             -------       -------       -------
Total delinquent credit card loans (1)...................................    $21,781       $11,657       $ 5,413
                                                                             =======       =======       =======
Credit card loan delinquencies to gross credit
   card loan portfolio...................................................      11.21%        10.34%        10.65%
                                                                             =======       =======       =======

--------------------
(1) Included in the above delinquent credit card loan balances are $14.4 million, $10.7 million and $5.4 million, respectively, related to the credit enhancement affinity program. No losses are expected from these delinquencies as a result of the credit enhancements provided by the affinity partner and, accordingly, loans in the 90 days and over category are not reported as NPLs.


     The following table presents net delinquent loans, including credit card loans, at the dates indicated:

                                                       JUNE 30,    MARCH 31,     DECEMBER 31,   SEPTEMBER 30,    JUNE 30,
                                                         1998        1998            1997            1997          1997
                                                      ---------    ---------     ------------   -------------    --------
                                                                            (DOLLARS IN THOUSANDS)
Number of days delinquent:
    30 to 59 days.................................    $15,588       $15,761        $11,905          $12,618       $11,638
    60 to 89 days.................................     10,066         5,893          5,527            3,661         7,370
    90 days and over..............................     25,513        21,166         14,583           21,914        28,449
                                                      -------       -------        -------          -------       -------
        Total delinquencies.......................    $51,167(1)    $42,820(1)     $32,015(1)       $38,193(1)    $47,457
                                                      =======       =======        =======          =======       =======

----------------
(1) Included in the net delinquent loan balances at June 30, 1998, March 31, 1998, December 31, 1997 and September 31, 1997, are $14.4 million, $10.7 million, $5.4 million and $1.1 million, respectively, of credit card balances related to the credit enhancement affinity program. No losses are expected from these delinquencies as a result of the credit enhancements provided by the affinity partner and, accordingly, loans in the 90 days and over category are not reported as NPLs.

  Nonperforming Assets

     All assets and ratios are reported net of specific reserves and writedowns unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                              JUNE 30,      MARCH 31,    DECEMBER 31,    SEPTEMBER 30,    JUNE 30,
                                                1998           1998          1997             1997          1997
                                             ----------     ----------   ------------    -------------    ----------
                                                                      (DOLLARS IN THOUSANDS)
NPAs by Type:
 NPLs......................................   $ 20,351      $ 16,420      $ 13,074         $ 21,804        $ 33,176
 REO, net of REO GVA.......................      9,566        10,481        12,293           18,469          23,640
                                              --------      --------      --------         --------        --------
   Total NPAs..............................   $ 29,917      $ 26,901      $ 25,367         $ 40,273        $ 56,816
                                              ========      ========      ========         ========        ========

NPAs by Composition:
 Single family residences..................   $  8,408      $  7,708      $  6,833         $  7,493        $ 10,075
 Multifamily 2 to 4 units..................      4,295         3,357         2,039            3,047           4,892
 Multifamily 5 units and over..............     14,800        13,305        15,309           29,161          36,772
 Commercial and other......................      2,914         3,031         1,686            1,072           6,277
 REO GVA...................................       (500)         (500)         (500)            (500)         (1,200)
                                              --------      --------      --------         --------        --------
   Total NPAs..............................     29,917        26,901        25,367           40,273          56,816
 Total troubled debt restructuring
   ("TDR").................................     44,990        42,195        43,993           46,447          44,828
                                              --------      --------      --------         --------        --------
   Total TDRs and NPAs.....................   $ 74,907      $ 69,096      $ 69,360         $ 86,720        $101,644
                                              ========      ========      ========         ========        ========

Classified Assets:
  NPAs.....................................   $ 29,917      $ 26,901      $ 25,367         $ 40,273        $ 56,816
  Performing classified loans..............     94,091        90,630       104,685          102,594         101,245
  Other classified assets..................      1,706         2,065        23,450(1)        14,027(1)        1,404
                                              --------      --------      --------         --------        --------
   Total classified assets.................   $125,714      $119,596      $153,502         $156,894        $159,465
                                              ========      ========      ========         ========        ========

Classified Asset Ratios:
  NPLs to total assets.....................      0.47%         0.39%         0.31%            0.56%           0.94%
  NPAs to total assets.....................      0.70%         0.64%         0.61%            1.03%           1.61%
  TDRs to total assets.....................      1.05%         1.00%         1.06%            1.18%           1.27%
  NPAs and TDRs to total assets............      1.75%         1.64%         1.66%            2.21%           2.88%
  Classified assets to total assets........      2.93%         2.83%         3.68%            4.00%           4.51%
  REO to NPAs..............................     31.98%        38.96%        48.46%           45.86%          41.61%
  NPLs to NPAs.............................     68.02%        61.04%        51.54%           54.14%          58.39%

-----------
(1) Includes the Libor Asset Trust investment securities with a book value of $20.9 million and $12.3 million at December 31, 1997 and September 30, 1997, respectively, which were classified due to the performance of the underlying collateral. These assets were sold in January 1998.

  Real Estate Owned

     Direct costs of foreclosed real estate operations totaled $0.8 million and $1.2 million for the quarter ended June 30, 1998 and 1997, and $1.5 million and $2.8 million for the six months ended June 30, 1998 and 1997, respectively. The following table provides information about the change in the book value and the number of properties owned and obtained through foreclosure for the periods indicated:

                                                                 AT OR FOR THE QUARTER            AT OR FOR THE SIX
                                                                     ENDED JUNE 30,              MONTHS ENDED JUNE 30,
                                                                 ---------------------          ----------------------
                                                                  1998           1997            1998            1997
                                                                 ------         ------          ------          ------
                                                                                 (DOLLARS IN THOUSANDS)
REO net book value............................................   $9,566         $23,640         $ 9,566         $23,640
Net (decrease) increase in REO for the period.................     (915)        $    --         $(2,727)        $(1,023)
Number of real properties owned...............................       64             142              64             142
Increase (decrease) increase in number of properties
   owned for the period.......................................      (14)              7             (24)             11
Number of properties foreclosed for the period................       27              76              66             149
Gross book value of properties foreclosed.....................   $7,748         $20,665         $18,640         $41,795
Average gross book value of properties foreclosed.............   $  287         $   272             282         $   281

  Allowance for Estimated Loan and REO Losses

     The following table summarizes the Bank's reserves, writedowns and certain coverage ratios at the dates indicated:

                                                                        JUNE 30,        DECEMBER 31,       JUNE 30,
                                                                          1998              1997             1997
                                                                        --------        ------------       --------
                                                                                   (DOLLARS IN THOUSANDS)
Mortgage loans:
 GVA..............................................................      $29,488            $32,426          $33,490
 SVA..............................................................       15,800             18,112           26,474
                                                                        -------            -------          -------
  Total allowance for estimated losses (1)........................      $45,288            $50,538(2)       $59,964(2)
                                                                        =======            =======          =======
 Writedowns (3)...................................................      $    76            $   183          $   183
                                                                        =======            =======          =======
 Total allowance and loan writedowns to gross
   mortgage loans.................................................        1.68%              1.76%            2.10%
 Total mortgage loan allowance to gross mortgage loans............        1.68%              1.75%            2.09%
 Mortgage loan GVA to mortgage loans (4)..........................        1.10%              1.14%            1.19%
 Mortgage loan GVA to NPLs (4)....................................      144.90%            248.02%          100.95%
 NPLs to total mortgage loans (4).................................        0.76%              0.46%            1.19%

REO:
 GVA..............................................................      $   500            $   500          $ 1,200
 SVA..............................................................          541                623            1,399
                                                                        -------            -------          -------
  Total allowance for estimated losses............................      $ 1,041            $ 1,123          $ 2,599
                                                                        =======            =======          =======
 Writedowns (3)...................................................      $ 3,604            $ 7,227          $10,736
                                                                        =======            =======          =======
 Total REO allowance and REO writedowns to
   gross REO......................................................       32.68%             40.45%           36.06%
 Total REO allowance to gross REO (5).............................        9.81%              8.37%            9.91%
 REO GVA to REO (4)...............................................        4.97%              3.91%            4.83%

Total Loans and REO (excluding credit cards):
 GVA..............................................................      $29,988            $32,926          $34,690
 SVA..............................................................       16,341             18,735           27,873
                                                                        -------            -------          -------
  Total allowance for estimated losses............................      $46,329            $51,661          $62,563
                                                                        =======            =======          =======
 Writedowns (3)...................................................      $ 3,680            $ 7,410          $10,919
                                                                        =======            =======          =======
 Total allowance and writedowns to gross loans and
   REO (6)........................................................        1.83%              2.03%            2.53%
 Total allowance to gross loans and REO (5)(6)....................        1.69%              1.78%            2.17%
 Total GVA to loans and REO (4)(6)................................        1.10%              1.15%            1.22%
 Total GVA to NPAs (4)............................................      100.24%            127.29%           59.79%

Credit card loans:
 GVA -- shared risk programs......................................      $ 6,600            $    --          $    --
                                                                        =======            =======          =======
 GVA to shared risk credit card loans.............................        7.69%                --%              --%
 Cash reserves -- credit enhancement programs                           $ 8,401            $    --          $    --
                                                                        =======            =======          =======
 Cash reserves to credit enhancement loans                                7.74%                --%              --%

----------------
(1) All allowances for loan losses are for the Bank's portfolio of mortgage loans.
(2) At December 31, 1997 and June 30, 1997, the allowance for estimated loan losses includes, $14.4 million and $18.1 million, respectively, of remaining loan GVA and SVA for the Plan. See "--Asset Quality--Accelerated Asset Resolution Plan."
(3) Writedowns include cumulative charge-offs on outstanding mortgage loans and REO as of the dates indicated.
(4) Loans and REO, as applicable, in these ratios are calculated prior to their reduction for loan and REO GVA, respectively, but are net of SVA and writedowns.
(5) Net of writedowns.
(6) Gross loans net of credit card programs.

     The following schedule summarizes the activity in the Bank's allowances for estimated loan and real estate losses:

                                                                               QUARTER ENDED JUNE 30,
                                                   ===========================================================================
                                                                  1998                                    1997
                                                   -----------------------------------      ----------------------------------
                                                               REAL ESTATE                             REAL ESTATE
                                                     LOANS        OWNED         TOTAL         LOANS       OWNED     TOTAL (1)
                                                   ---------      -----         -----         -----       -----    -----------
                                                                               (DOLLARS IN THOUSANDS)
Balance on April 1,................................ $48,035      $1,068       $ 49,103       $52,882      $2,186    $55,068
  Provision for losses.............................   4,250           9          4,259         4,251         620      4,871
  Charge-offs......................................  (2,305)        (36)        (2,341)      (12,441)       (478)   (12,919)
  Allowances related to acquisition................      --          --             --        12,770         120     12,890
  Recoveries and other.............................   1,908          --          1,908         2,502         151      2,653
                                                    -------      ------        -------       -------      ------    -------
Balance on June 30,................................ $51,888      $1,041        $52,929       $59,964      $2,599    $62,563
                                                    =======      ======        =======       =======      ======    =======

-----------------
(1) Included in the estimated loan losses related to the Hancock acquisition is $5.8 million associated with the Plan. See "--Asset Quality--Accelerated Asset Resolution Plan."


                                                                           SIX MONTHS ENDED JUNE 30,
                                                   ===========================================================================
                                                                 1998                                          1997
                                                   ----------------------------------         --------------------------------
                                                                REAL ESTATE                             REAL ESTATE
                                                     LOANS        OWNED         TOTAL         LOANS       OWNED     TOTAL (1)
                                                   ---------      -----         -----         -----       -----    -----------
                                                                            (DOLLARS IN THOUSANDS)
Balance on January 1,..........................     $50,538      $1,123        $51,661       $57,508      $2,081    $59,589
  Provision for losses.........................       6,250          72          6,322         8,502       1,362      9,864
  Charge-offs..................................      (8,774)       (177)        (8,951)      (22,504)     (1,275)   (23,779)
  Allowances related to acquisition............          --          --             --        12,770         120     12,890
  Recoveries and other.........................       3,874          23          3,897         3,688         311      3,999
                                                    -------      ------        -------       -------      ------    -------
Balance on June 30,............................     $51,888      $1,041        $52,929       $59,964      $2,599    $62,563
                                                    ========     ======        =======       =======      ======    =======

------------------
(1) Included in the estimated loan losses related to the Hancock acquisition is $5.8 million associated with the Plan. See "--Asset Quality-- Accelerated Asset Resolution Plan."

     The following table details the activity affecting specific loss reserves for the period indicated:

                                                             QUARTER ENDED                           SIX MONTHS ENDED
                                                             JUNE 30, 1998                            JUNE 30, 1998
                                                   ==================================         ================================
                                                               REAL ESTATE                             REAL ESTATE
                                                     LOANS        OWNED         TOTAL         LOANS       OWNED       TOTAL
                                                   ---------      -----         -----         -----       -----    -----------
                                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of period................      $15,843       $568        $16,411       $18,112       $623      $18,735
  Allocations from GVA to specific
    reserves..................................        2,262         10          2,272         6,462         96        6,558
  Charge-offs.................................       (2,305)       (37)        (2,342)       (8,774)      (178)      (8,952)
                                                    -------       ----        -------       -------       ----      -------
Balance at end of period indicated............      $15,800       $541        $16,341       $15,800       $541      $16,341
                                                    =======       ====        =======       =======       ====      =======

REGULATORY CAPITAL COMPLIANCE

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

     As of June 30, 1998 and 1997, the Bank was "well capitalized" under the Prompt Corrective Action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Bank must maintain minimum core capital, core risk-based capital and risk-based capital ratios as set forth in the table below. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since June 30, 1998 that management believes have changed the institution's category.

     The Bank's actual and required capital as of June 30, 1998 and 1997 are as follows:




                                                                            FOR CAPITAL
                                                  ACTUAL                 ADEQUACY PURPOSES
                                            ===================          =====================
                                            AMOUNT        RATIO          AMOUNT          RATIO
                                            ------        -----          ------          -----
                                                                        (DOLLARS IN THOUSANDS)
As of June 30, 1998:
 Total capital (to risk-weighted
  assets)..............................    $248,700       10.78%   greater than $184,600 greater than 8.00%

 Core capital (to adjusted tangible
  assets)................................   219,800        5.15    greater than  170,800 greater than 4.00

 Tangible capital (to tangible assets)..    219,800        5.15    greater than   64,100 greater than 1.50

 Core capital (to risk-weighted
  assets)................................   219,800        9.52          N/A

As of June 30, 1997:
 Total capital (to risk-weighted
  assets)................................   238,800       11.57    greater than  165,100  greater than  8.00

 Core capital (to adjusted tangible
  assets)................................   213,000        6.06    greater than   140,600  greater than 4.00

 Tangible capital (to tangible assets)..    213,000        6.06    greater than    52,700  greater than 1.50

 Core capital (to risk-weighted
  assets)................................   213,000       10.32          N/A


                                            TO BE CATEGORIZED
                                           AS WELL CAPITALIZED
                                               UNDER PROMPT
                                            CORRECTIVE ACTION
                                                PROVISIONS
                                           =====================
                                           AMOUNT                             RATIO
                                           ------                             -----

As of June 30, 1998:
 Total capital (to risk-weighted
  assets)..............................   greater than $230,800    greater than  10.00%

 Core capital (to adjusted tangible
  assets)................................ greater than  213,500    greater than   5.00

 Tangible capital (to tangible assets)..                    N/A

 Core capital (to risk-weighted
  assets)................................  greater than 138,500    greater than    6.00

As of June 30, 1997:
 Total capital (to risk-weighted
  assets)................................  greater than 206,300    greater than   10.00

 Core capital (to adjusted tangible
  assets)................................  greater than 175,800    greater than    5.00

 Tangible capital (to tangible assets)..                    N/A

 Core capital (to risk-weighted
  assets)................................  greater than 123,800    greater than    6.00




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

     The following table reconciles the Bank's capital in accordance with generally accepted accounting principals ("GAAP") to the Bank's tangible, core and risk-based capital as of June 30, 1998 and 1997.

                                                                      TANGIBLE                                     RISK-BASED
                                                                       CAPITAL              CORE CAPITAL             CAPITAL
                                                                   --------------          -------------          -------------
                                                                                      (DOLLARS IN THOUSANDS)
As of June 30, 1998:
Stockholders' equity (1)........................................         $231,800               $231,800               $231,800
Accumulated other comprehensive loss............................            3,200                  3,200                  3,200
Adjustments:
 Goodwill.......................................................         (  6,200)              (  6,200)              (  6,200)
 Intangible assets..............................................         (  9,000)              (  9,000)              (  9,000)
 GVA............................................................               --                     --                 28,900
 Equity investments.............................................               --                     --                     --
                                                                         --------               --------               --------
Regulatory capital (2)..........................................         $219,800               $219,800               $248,700
                                                                         ========               ========               ========
As of June 30, 1997:
Stockholders' equity (1)........................................         $227,500               $227,500               $227,500
Accumulated other comprehensive loss............................            1,100                  1,100                  1,100
Adjustments:
 Goodwill.......................................................         (  6,600)              (  6,600)              (  6,600)
 Intangible assets..............................................         (  9,000)              (  9,000)              (  9,000)
 GVA............................................................               --                     --                 25,900
 Equity investments.............................................               --                     --               (    100)
                                                                         --------               --------               --------
Regulatory capital (2)..........................................         $213,000               $213,000               $238,800
                                                                         ========               ========               ========

---------------
(1) Fidelity's total stockholders' equity, in accordance with GAAP, was 5.42% and 6.44% of its total assets at June 30, 1998 and June 30, 1997, respectively.
(2) Both the OTS and the Federal Deposit Insurance Corporation (the "FDIC") may examine the Bank as part of their legally prescribed oversight of the industry. Based on their examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.


                    LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

LIQUIDITY

  The Bank derives funds from deposits, FHLB advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. In addition, funds are generated from loan payments and payoffs as well as from the sale of loans and investments.

 FHLB Advances

  The Bank had net repayments of FHLB advances of $50.0 million for the six months ended June 30, 1998. This compares to net increases of $120.0 million for the six months ended June 30, 1997.

 Loan payments and payoffs

  Loan principal payments, including prepayments and payoffs, provided $200.8 million for the six months ended June 30, 1998 compared to $114.2 million for the same period in 1997. The Bank expects that loan payments and prepayments will remain a significant funding source.

 Securities

  The sale and maturity of investment securities and MBSs provided $117.0 million and $199.0 million for the six months ended June 30, 1998 and 1997, respectively, with repayments of MBSs providing $151.0 million and $18.4 million for the six months ended June 30, 1998 and 1997, respectively. The Bank held $772.6 million and

$354.3 million of investment securities and MBS in its available for sale portfolio as of June 30, 1998 and 1997, respectively.

 Undrawn sources

  The Company maintains other sources of liquidity to draw upon, which at June 30, 1998 include (a) a line of credit with the FHLB with $205.5 million available, (b) $237.7 million in unpledged securities available to be placed in reverse repurchase agreements or sold and (c) $677.6 million of unpledged loans, some of which would be available to collateralize additional FHLB or private borrowings, or be securitized.

 Deposits

  At June 30, 1998, the Company had deposits of $3.1 billion. The following table presents the distribution of deposit accounts at the dates indicated:

                                                                     JUNE 30, 1998                 DECEMBER 31, 1997
                                                             ------------------------------   ------------------------------
                                                                                 PERCENT                          PERCENT
                                                                 AMOUNT         OF TOTAL          AMOUNT         OF TOTAL
                                                             --------------   -------------   --------------   -------------
                                                                                 (DOLLARS IN THOUSANDS)
Money market savings accounts.............................       $   64,163            2.1%       $   55,885            1.9%
Checking accounts.........................................          341,607           11.2           336,036           11.7
Passbook accounts.........................................           57,909            1.9            67,502            2.3
                                                                 ----------         ------        ----------         ------
  Total transaction accounts..............................          463,679           15.2           459,423           15.9
                                                                 ----------         ------        ----------         ------
Certificates of deposit $100,000 and over.................          845,566           27.7           721,206           24.9
Certificates of deposit less than $100,000................        1,745,926           57.1         1,711,172           59.2
                                                                 ----------         ------        ----------         ------
  Total certificates of deposit...........................        2,591,492           84.8         2,432,378           84.1
                                                                 ----------         ------        ----------         ------
  Total deposits..........................................       $3,055,171          100.0%       $2,891,801          100.0%
                                                                 ==========         ======        ==========         ======


  The Company is currently eligible to accept brokered deposits; however, there were no brokered deposits outstanding at June 30, 1998 and 1997.

 Repurchase Agreements

  From time to time, the Company enters into reverse repurchase agreements by which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to one year). The Company deals only with dealers who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board or perceived by management to be financially strong. There were no reverse repurchase agreements outstanding at June 30, 1998 and 1997. In the six months ended June 30, 1998, there were no borrowed and repaid funds from reverse repurchase agreements compared to $25.5 million of funds borrowed and repaid during the six months ended June 30, 1997.

 Loan Fundings

  Fidelity originated and purchased $89.3 million of gross loans (excluding Fidelity's refinancings) in the six months ended June 30, 1998 compared to $79.3 million in the same period of 1997.

 Contingent or potential uses of funds

  The Bank had unfunded loans totaling $0.6 million at June 30, 1998. The Bank had unfunded loans totaling $3.3 million at June 30, 1997. Additionally, unused lines of credit related to credit card loans and other credit lines totaled $192.4 million as of June 30, 1998.

 Liquidity

  Effective November 24, 1997, the OTS revised its liquidity regulations. The required average daily balance of liquid assets was reduced from 5% to 4% of the liquidity base and the calculation changed from a monthly average to a quarterly average. The liquidity base calculation changed to include only the deposits due in one year or less rather than all deposits. Liabilities due in one year or less continue to be included in the base calculation. Additionally, the liquidity base is calculated only at quarter end and not based on a daily average. The type of securities qualified for liquidity was expanded to include all agency securities regardless of maturity. The Bank's quarterly average regulatory liquidity ratio was 26.00% at June 30, 1998. The Bank's monthly average regulatory liquidity ratio, under the liquidity regulations in force at the time was 6.98% for the six months ended June 30, 1997.

 Holding Company Liquidity

  At June 30, 1998 and 1997, Bank Plus had cash and cash equivalents of $2.4 million and $0.9 million, respectively, and no material potential cash producing operations or assets other than its investments in Fidelity, Gateway and BPCS. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity, Gateway and BPCS in order to fund its cash needs, including its payment obligations on the $51.5 million principal amount of Senior Notes issued in exchange for Fidelity's Preferred Stock. In connection therewith, on April 2, 1998 Fidelity made a cash dividend to Bank Plus in the amount of $1.5 million to assist in funding Bank Plus' future payment obligations with respect to the Senior Notes. Both Gateway's and Fidelity's ability to pay dividends or otherwise provide funds to Bank Plus are subject to significant regulatory restrictions.


ASSET/LIABILITY MANAGEMENT

  The objective of asset/liability management is to maximize the net income of the Company while controlling interest rate risk exposure. Banks and savings institutions are subject to interest rate risk when assets and liabilities mature or reprice at different times (duration risk), against different indices (basis risk) or for different terms (yield curve risk). The decision to control or accept interest rate risk can only be made with an understanding of the probability of various scenarios occurring. Having liabilities that reprice more quickly than assets is beneficial when interest rates fall, but may be detrimental when interest rates rise.

  The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of adjustable rate mortgage ("ARM") loans. ARM loans comprised 91%, of the total loan portfolio at June 30, 1998 and 96% at June 30, 1997. The percentage of monthly adjustable ARMs to total loans was approximately 70% and 74% at June 30, 1998 and 1997, respectively. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. At June 30, 1998, approximately 91% of Fidelity's total loan portfolio consisted of loans which mature or reprice within one year, compared to approximately 94% at June 30, 1997. Fidelity has in recent periods been negatively impacted by the fact that increases in the interest rates accruing on Fidelity's ARMs lagged the increases in interest rates accruing on its deposits due to reporting delays and contractual look-back periods contained in the Bank's loan documents. At June 30, 1998, 85% of the Bank's loans, which are indexed to Eleventh District Cost of Funds ("COFI") as with all COFI portfolios in the industry, do not reprice until some time after the industry liabilities composing COFI reprice. The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months. Thus, in a rising rate environment there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, net interest income will be positively affected.

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

  The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of June 30, 1998. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods as adjusted for interest-rate swaps and other financial instruments as applicable, and based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                               AS OF JUNE 30, 1998
                                                                              MATURITY OR REPRICING
                                         ------------------------------------------------------------------------------------------
                                           WITHIN 3         4-12              1-5            6-10         OVER 10
                                            MONTHS         MONTHS            YEARS           YEARS         YEARS         TOTAL
                                         -----------   --------------    ------------    ------------    ---------    -----------
                                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Cash..................................   $  342,824    $           --    $         --    $         --    $      --     $  342,824
Investment securities (1) (2).........       70,242             2,236          25,926              --           --         98,404
MBS (1)...............................       71,824             1,091              --              --      705,590        778,505
Loans receivable:
 ARMs and other adjustables (3).......    2,272,581           372,648          14,168          11,051          127      2,670,575
 Fixed rate loans.....................        6,947               451          15,788          14,240      211,035        248,461
                                         ----------      ------------      ----------      ----------     --------     ----------
   Total gross loans receivable.......    2,279,528           373,099          29,956          25,291      211,162      2,919,036
                                         ----------      ------------      ----------      ----------     --------     ----------
    Total.............................    2,764,418           376,426          55,882          25,291      916,752     $4,138,769
                                         ----------      ------------      ----------      ----------     --------     ==========
INTEREST-BEARING LIABILITIES:
 Deposits:
   Checking and savings accounts (4)..      399,516                --              --              --           --     $  399,516
   Money market accounts (4)..........       64,163                --              --              --           --         64,163
   Fixed maturity deposits:
    Retail customers..................      617,885         1,583,123         379,883             776        1,231      2,582,898
    Wholesale  customers..............          381             8,113             100              --           --          8,594
                                         ----------      ------------      ----------      ----------     --------     ----------
      Total deposits..................    1,081,945         1,591,236         379,983             776        1,231      3,055,171
                                         ----------      ------------      ----------      ----------     --------     ----------
 Borrowings:

   FHLB advances (3)..................      100,000           175,000         585,000         100,000           --        960,000
   Other..............................           --                --              --          51,478           --         51,478
                                         ----------      ------------      ----------      ----------     --------     ----------
    Total borrowings..................      100,000           175,000         585,000         151,478           --      1,011,478
                                         ----------      ------------      ----------      ----------     --------     ----------
      Total...........................    1,181,945         1,766,236         964,983         152,254        1,231     $4,066,649
                                         ----------      ------------      ----------      ----------     --------     ==========
REPRICING GAP.........................   $1,582,473      $ (1,389,810)     $ (909,101)     $ (126,963)    $915,521
                                         ==========      ============      ==========      ==========     ========
GAP TO TOTAL ASSETS...................        36.92%           (32.42)%        (21.21)%         (2.96)%      21.36%

CUMULATIVE GAP TO TOTAL ASSETS........        36.92%             4.50 %        (16.71)%        (19.67)%       1.69%

-------------
(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) Investment securities include FHLB stock of $62. 3 million.
(3) ARMs and variable rate borrowings from the FHLB system ("FHLB advances") are primarily in the shorter categories as they are subject to interest rate adjustments.
(4) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.

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

  Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

  Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the annual meeting of shareholders held on April 29, 1998, the shareholders elected Norman Barker, Jr., Robert P. Condon and Gordon V. Smith to the Board of Directors of Bank Plus to serve for three year terms, approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to iBank Corporation (subject to the right of the Board of Directors, in its discretion, to abandon the proposed amendment), and ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for 1998. Of the 19,367,203 shares of Common Stock outstanding as of the record date, March 2, 1998, the following indicates the number of votes cast for and withheld, with respect to each of the three directors, as well as the number of votes for, against and abstaining, with respect to the amendment to the Company's Certificate of Incorporation and the ratification of Deloitte & Touche
LLP:

                                                                                          Number of Votes
                                                                         --------------------------------------------------
                                                                               For             Withheld
                                                                         ----------------   ---------------
Proposal 1 -- Election of Directors:
  Norman Barker, Jr...................................................         15,790,108           158,368
  Robert P. Condon....................................................         15,791,875           156,601
  Gordon V. Smith.....................................................         15,791,862           156,614

                                                                         ----------------   ---------------   -------------
                                                                                For            Against           Abstain
                                                                         ----------------   ---------------   -------------
Proposal 2 - Amendment to the Company's Certificate of
  Incorporation to change the name of the Company to
  iBank Corporation...................................................         14,554,825         1,389,284           4,367
Proposal 3 - Ratification of Independent Public Accountants...........         15,941,283             5,252           1,938


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

  3.2            Bylaws of Bank Plus Corporation (incorporated by reference to Exhibit 3.2 to the Form 8-B).*

  4.1            Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form 8-B).*


EXHIBIT
  NO.                                        DESCRIPTION
---------------------------------------------------------------------------------------------------------------
  4.2            Indenture dated as of July 18, 1997 between Bank Plus Corporation and The Bank of New York, as trustee relating to the 12% Senior Notes due July 18, 2007 of Bank Plus Corporation
                 (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-8 of Bank Plus
                 filed on September 4, 1997).*

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

  10.20          Amended Service Agreement between Fidelity and Citadel dated as of August 1, 1994 (incorporated by reference to Exhibit 10.19 to the Form 8-B).*


 EXHIBIT
   NO.                                             DESCRIPTION
---------------------------------------------------------------------------------------------------------------------
  10.21          Side letter, dated August 3, 1994, between Fidelity and CRI (incorporated by reference to
                 Exhibit 10.20 to the Form 8-B).*

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

  10.37          Standard Office LeaseNet, dated July 15, 1994, between the Bank and 14455 Ventura Blvd., Inc.
                 (incorporated by reference to Exhibit 10.35 to the Form 8-B).*

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


 EXHIBIT
   NO.                                             DESCRIPTION
---------------------------------------------------------------------------------------------------------------------
  10.42          Letter from the OTS to the Bank dated December 8, 1995, terminating the Supervisory Agreement as of the date of the letter (incorporated by reference to Exhibit 10.40 to the Form 8-B).*

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

  10.58          Form of 1998 Non-Employee Director Stock Option Agreement between the Company and certain directors (incorporated by reference to Exhibit 10.58 to the quarterly report on Form 10Q for the quarter ended March 31, 1998).*

  10.59          Form of Stock Option Agreement between the Company and Messrs. Greenwood, Austin, Condon, Evans,
                 Stutz and Taylor (incorporated by reference to Exhibit 10.58 to the quarterly report on Form 10Q for the quarter ended March 31, 1998).*

  10.60          Form of Incentive Stock Option Agreement between the Company and Messrs. McNamara and Villa
                 (incorporated by reference to Exhibit 10.58 to the quarterly report on Form 10Q for the quarter ended March 31, 1998).*

  10.61          Form of Change in Control Agreement between the Company and Messrs. McNamara and Villa
                 (incorporated by reference to Exhibit 10.58 to the quarterly report on Form 10Q for the quarter ended March 31, 1998).*

  27.            Financial Data Schedule.

------------------
* Indicates previously filed documents.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES


    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                            BANK PLUS CORPORATION
                                            Registrant


Date:  August 14, 1998                       /s/ Richard M. Greenwood
                                            ---------------------------------

                                                   Richard M. Greenwood
                                          President and Chief Executive Officer;
                                                 Vice Chairman of the Board
                                               (Principal Executive Officer)


Date:  August 14, 1998                                /s/ Mark K. Mason
                                             --------------------------------

                                                         Mark K. Mason
                                                    Executive Vice President,
                                                     Chief Financial Officer
                                                  (Principal Financial Officer)