Form 10-Q
period 1998-09-30
BANK PLUS CORP
filed 1998-11-19
CIK 1012616

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q

        (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to _______________

                         COMMISSION FILE NUMBER 0-28292

                               ------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (800) 434-3354
                               ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     As of November 13, 1998, Registrant had outstanding 19,419,778 shares of Common Stock, par value $.01 per share.

================================================================================

                              Bank Plus Corporation



                                      INDEX


                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition as of September
             30, 1998 and December 31, 1997................................    1

           Consolidated Statements of Operations for the quarters and nine
             months ended September 30, 1998 and 1997......................    2

           Consolidated Statements of Comprehensive Income for the quarters
             and nine months ended September 30, 1998 and 1997.............    3

           Consolidated Statements of Cash Flows for the quarters and nine
             months ended September 30, 1998 and 1997......................    4

           Notes to Consolidated Financial Statements......................    6

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................    9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...............................................   28

Item 2.    Changes in Securities...........................................   31

Item 3.    Defaults Upon Senior Securities.................................   31

Item 4.    Submission of Matters to a Vote of Security Holders.............   31

Item 5.    Other Information...............................................   31

Item 6.    Exhibits and Reports on Form 8-K................................   31

              a. Exhibits..................................................   31

              b. Reports on Form 8-K.......................................   33

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     BANK PLUS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (Dollars in thousands, except per share amounts)


                                                                                      September 30,   December 31,
                                                                                          1998            1997
                                                                                     --------------  --------------
ASSETS:
   Cash and cash equivalents......................................................   $     290,228   $     165,945
   Investment securities available for sale, at fair value .......................              --         100,837
   Investment securities held to maturity at amortized cost (market value of
     $3,361 and $3,208 at September 30, 1998 and December 31, 1997, respectively).           3,336           3,189
   Mortgage-backed securities ("MBS") held for trading, at fair value.............              --          41,050
   MBS available for sale, at fair value .........................................         498,241         852,604
   Loans receivable, net of allowances of $99,022 and $50,538 at September 30,
     1998 and December 31, 1997, respectively.....................................       2,759,398       2,823,577
   Investment in Federal Home Loan Bank ("FHLB") stock ...........................          64,410          60,498
   Other assets...................................................................         209,597         120,106
                                                                                     --------------  --------------
        Total Assets..............................................................   $   3,825,210   $   4,167,806
                                                                                     ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Deposits.....................................................................   $   3,031,595   $   2,891,801
     FHLB advances................................................................         585,000       1,009,960
     Senior notes.................................................................          51,478          51,478
     Other liabilities............................................................          29,136          32,950
                                                                                     --------------  --------------
        Total Liabilities.........................................................       3,697,209       3,986,189
                                                                                     ==============  ==============
   Minority Interest:  Preferred stock issued by consolidated subsidiary..........             272             272

   STOCKHOLDERS' EQUITY:
     Common Stock:
       Common stock, par value $.01 per share; 78,500,000 shares authorized;
         19,449,643 and 19,367,215 shares outstanding
         at September 30, 1998 and December 31, 1997, respectively................             195             194
     Paid-in capital .............................................................         275,130         274,432
     Accumulated other comprehensive loss ........................................          (1,356)         (4,467)
     Accumulated deficit .........................................................        (146,240)        (88,814)
                                                                                     --------------  --------------
        Total Stockholders' Equity................................................         127,729         181,345
                                                                                     --------------  --------------
      Total Liabilities and Stockholders' Equity..................................   $   3,825,210   $   4,167,806
                                                                                     ==============  ==============


                See notes to consolidated financial statements.


                     BANK PLUS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                                       QUARTER ENDED             NINE MONTHS ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                --------------------------  --------------------------
                                                                    1998          1997          1998          1997
                                                                ------------  ------------  ------------  ------------
INTEREST INCOME..............................................   $    77,547   $    65,531   $   227,306   $   182,693

INTEREST EXPENSE.............................................        54,834        45,098       163,613       121,577
                                                                ------------  ------------  ------------  ------------
NET INTEREST INCOME..........................................        22,713        20,433        63,693        61,116

PROVISION FOR ESTIMATED LOAN LOSSES..........................        51,782         4,251        58,032        12,753
                                                                ------------  ------------  ------------  ------------
NET INTEREST INCOME AFTER PROVISION FOR ESTIMATED LOAN LOSSES       (29,069)       16,182         5,661        48,363
                                                                ------------  ------------  ------------  ------------

NONINTEREST INCOME (EXPENSE):
   Loan fee income...........................................           924           563         2,358         1,583
   Credit card fees..........................................         1,056            --         7,644            --
   Fee income from deposits and the sale of uninsured
     investment products.....................................         2,659         2,366         7,655         6,975
   Gains on sales of loans and securities and trading
     activities, net.........................................         1,917           364           320         2,608
   Fee income on ATM cash services...........................           453           149         2,260           149
   Other income (expense)....................................        (1,331)           --        (1,331)           --
   Real estate operations, net...............................          (561)       (1,093)       (2,159)       (5,219)
                                                                ------------  ------------  ------------  ------------
     Total noninterest income................................         5,117         2,349        16,747         6,096
                                                                ------------  ------------  ------------  ------------

OPERATING EXPENSE:
   Personnel and benefits....................................        13,080         7,631        33,273        21,418
   Occupancy.................................................         3,457         3,080        10,506         8,368
   FDIC insurance............................................           672           755         1,972         1,836
   Professional services.....................................         5,087         3,097        12,655         7,855
   Credit card servicing.....................................         3,497            --         6,774            --
   Office-related expenses...................................         2,029         1,025         4,744         2,705
   Other.....................................................         4,140           893         6,019         3,676
                                                                ------------  ------------  ------------  ------------
     Total operating expense.................................        31,962        16,481        75,943        45,858
                                                                ------------  ------------  ------------  ------------

(LOSS) EARNINGS BEFORE INCOME TAXES AND MINORITY
   INTEREST IN SUBSIDIARY....................................       (55,914)        2,050       (53,535)        8,601
Income tax expense (benefit).................................         3,870        (1,700)        3,870        (6,500)
                                                                ------------  ------------  ------------  ------------
(LOSS) EARNINGS BEFORE MINORITY INTEREST IN SUBSIDIARY.......       (59,784)        3,750       (57,405)       15,101
Minority interest in subsidiary .............................             7           342            21         4,228
                                                                ------------  ------------  ------------  ------------
(LOSS) EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS............   $   (59,791)  $     3,408   $   (57,426)  $    10,873
                                                                ============  ============  ============  ============
(LOSS) EARNINGS PER SHARE:
   Basic.....................................................   $     (3.08)  $      0.18   $     (2.96)  $      0.58
                                                                ============  ============  ============  ============
   Diluted...................................................   $     (3.08)  $      0.17   $     (2.96)  $      0.57
                                                                ============  ============  ============  ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic.....................................................    19,395,952    19,310,813    19,383,839    18,605,514
                                                                ============  ============  ============  ============
   Diluted...................................................    19,580,968    19,648,242    19,771,875    18,942,276
                                                                ============  ============  ============  ============



                 See notes to consolidated financial statements

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)



                                                                       QUARTER ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                --------------------------  --------------------------
                                                                    1998          1997          1998          1997
                                                                ------------  ------------  ------------  ------------
(LOSS) EARNINGS AVAILABLE FOR COMMON STOCKHOLDERS.............  $   (59,791)  $     3,408   $   (57,426)  $    10,873
                                                                ------------  ------------  ------------  ------------
Other comprehensive earnings (loss):
   Unrealized gains (losses) on securities available for sale:
     Investment securities available for sale.................          136           709            64           760
     MBS available for sale...................................       (3,057)       (4,673)       (2,651)       (6,733)
     Derivative financial instruments.........................        4,755        (1,575)        5,698        (1,670)
                                                                ------------  ------------  ------------  ------------
   Other comprehensive earnings (loss)........................        1,834        (5,539)        3,111        (7,643)
                                                                ------------  ------------  ------------  ------------
COMPREHENSIVE (LOSS) EARNINGS.................................  $   (57,957)  $    (2,131)  $   (54,315)  $     3,230
                                                                ============  ============  ============  ============



                 See notes to consolidated financial statements


                     BANK PLUS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                   QUARTER ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                            --------------------------  --------------------------
                                                                1998          1997          1998          1997
                                                            ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings.................................     $   (59,791)  $     3,408   $   (57,426)  $    10,873
   Adjustments to reconcile net (loss) earnings to net
     cash provided by (used in) operating activities:
       Provisions for estimated loan and real estate
         losses                                                  51,810         3,918        58,132        13,782
       Gains on securities and loan sales..............          (1,917)         (364)         (320)       (2,608)
       FHLB stock dividend.............................            (942)         (822)       (2,719)       (2,481)
       Depreciation and amortization...................           1,940         1,431         5,287         3,194
       Amortization of premiums, accretion of discounts
          and deferred loan items, net.................           1,739        (3,071)        6,376        (5,159)
       Deferred income tax expense (benefit)...........           3,353        (2,012)        3,261        (7,013)
       Issuance of stock and stock options.............             460            --           460            --
     Purchases of MBS held for trading.................         (10,169)      (50,738)      (48,978)      (60,717)
     Principal repayments of MBS held for trading......             226           661         2,829         1,013
     Proceeds from sales of MBS held for trading.......          48,532        18,841        86,808        31,915
     Interest receivable decrease (increase)...........           2,587        (1,988)        3,370        (1,478)
     Other assets (increase) decrease..................         (91,519)        2,496       (92,843)       33,916
     Interest payable (decrease) increase..............          (4,441)        2,189        (5,627)       (2,910)
     Other liabilities increase (decrease).............           1,117        (4,581)        4,651        (2,847)
                                                            ------------  ------------  ------------  ------------
       Net cash (used in) provided by operating activities      (57,015)      (30,632)      (36,739)        9,480
                                                            ------------  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Hancock acquisition.................................              --            --            --        52,908
   Westwood branch acquisition.........................              --        47,489            --        47,489
   Maturities of investment securities available for sale            --            --        10,000            --
   Proceeds from sales of investment securities available
     for sale..........................................          33,000        32,575        90,805        32,575
   Purchases of MBS available for sale.................              --      (382,605)      (60,052)     (598,551)
   Principal repayments of MBS available for sale......          96,091        13,197       244,507        29,187
   Proceeds from sales of MBS available for sale.......         146,657        48,798       167,545       234,747
   Principal repayments of MBS held to maturity........              --           977            --         3,037
   Purchases of derivative securities..................          (1,210)           --        (5,322)           --
   Purchases of FHLB stock.............................          (1,250)           --        (1,250)           --
   Maturities of certificate of deposits...............              --           493            --           493
   Loans receivable decrease (increase)................          36,335       (66,195)      (14,768)      (46,585)
   Net proceeds from sales of real estate owned........           4,357        24,572        23,301        42,318
   Premises and equipment additions, net...............          (2,730)       (1,849)       (8,817)       (3,051)
                                                            ------------  ------------  ------------  ------------
     Net cash provided by (used in) investing activities        311,250      (282,548)      445,949      (205,433)
                                                            ------------  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Demand deposits and passbook savings, net (decrease)
     increase..........................................          (4,048)       (1,686)       52,650        (9,295)
   Certificate accounts, net (decrease) increase.......         (19,528)       53,234        87,144        63,016
   Proceeds from FHLB advances.........................         100,000       410,000       705,000       895,941
   Repayments of FHLB advances.........................        (475,000)     (120,000)   (1,129,960)     (485,946)
   Repayment of short-term borrowings..................              --            --            --       (40,000)
   Repayments of long-term borrowings..................              --            --            --      (100,000)
   Proceeds from exercise of stock options.............              30           271           239           309
                                                            ------------  ------------  ------------  ------------
     Net cash (used in) provided by financing activities       (398,546)      341,819      (284,927)      324,025
                                                            ------------  ------------  ------------  ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...        (144,311)       28,639       124,283       128,072

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......         434,539       169,559       165,945        70,126
                                                            ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............     $   290,228   $   198,198   $   290,228   $   198,198
                                                            ============  ============  ============  ============

                                                                                     (Continued on following page)


                     BANK PLUS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued
                             (Dollars in thousands)


                                                                  QUARTER ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                            --------------------------  --------------------------
                                                                1998          1997          1998          1997
                                                            ------------  ------------  ------------  ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid on deposits, advances and other
     borrowings........................................     $    58,976   $    42,801   $   168,241   $   123,622
   Income tax payments.................................             156           150           510           393

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
   Additions to real estate acquired through foreclosure          5,169        20,935        21,458        41,712
   Loans originated to finance sale of real estate owned            189         1,867           189         7,955
   Transfer between available for sale and held to
     maturity MBS portfolios...........................              --        26,998            --        26,998
   Exchange of preferred stock for senior notes........              --        51,478            --        51,478

Details of Hancock Acquisition:
   Fair value of assets and intangible acquired........              --            --            --       212,693
   Goodwill............................................              --            --            --         6,589
   Liabilities assumed.................................              --            --            --       207,270
   Common stock issued.................................              --            --            --        12,012
   Cash acquired.......................................              --            --            --        52,908


                 See notes to consolidated financial statements

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Quarter and Nine Months Ended September 30, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

     Bank Plus Corporation ("Bank Plus") is the holding company for Fidelity Federal Bank, a Federal Savings Bank, and its subsidiaries (the "Bank" or "Fidelity"), Gateway Investment Services, Inc. ("Gateway") and Bank Plus Credit Services Corporation ("BPCS") (collectively, the "Company"), and offers a broad range of consumer financial services, including demand and term deposits, loans to consumers, uninsured investment products and credit processing services. Fidelity operates through 38 full-service branches, 37 of which are located in southern California, principally in Los Angeles and Orange counties, and one of which is located in Bloomington, Minnesota. In addition, through Gateway, a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, the Bank provides customers with uninsured investment products, including mutual funds and annuities.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 1998 and December 31, 1997, and the results of operations and statements of cash flows for the quarter and nine months ended September 30, 1998 and 1997. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1998 presentation.


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


2. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has employed various derivative financial instruments to hedge valuation fluctuations in its trading and available for sale securities portfolios. Financial instruments entered into for trading purposes are carried at fair value, with realized and unrealized changes in fair values recognized in earnings in the period in which the changes occur. Financial instruments used to hedge the fluctuations in fair values of available for sale securities are carried at fair value, with realized and unrealized changes in fair value recognized in a separate component of stockholders' equity. Realized gains and losses on termination of such hedge instruments are amortized into interest income or expense over the expected remaining life of the hedged asset. Management monitors the correlation of the changes in fair values between the hedge instruments and the securities being hedged to ensure the hedge remains highly effective. If the criteria for hedge accounting is not met, the fair value adjustments of the derivative instruments are reported in current earnings. As of September 30, 1998, the Company had no derivative financial instruments outstanding.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Quarter and Nine Months Ended September 30, 1998


     During 1998, the Company used futures on Treasury Notes to hedge the valuation fluctuations of its fixed rate MBS portfolio. Based on historical performance, futures on Treasury Notes provided an expectation of high correlation with the MBS. Based on the correlation analysis completed for the period ended June 30, 1998, it was determined that high correlation in the fluctuations of the fair values of the MBS and the hedge instruments had not occurred. As a result, the Company recorded a loss of $4.0 million, which represented the extent to which the futures results had not been offset by the effects of price changes on the MBS. The remaining losses on the hedge program which totaled approximately $5.0 million, are recorded as adjustments to the cost basis of the securities being hedged and are being amortized over the life of the MBS as a yield adjustment. Due to the volatility of the correlation between futures on Treasury Notes and the cost of a hedging program in relation to its benefits, the Company terminated this hedging program in July 1998.


3. EARNINGS PER SHARE

     Earnings per share ("EPS") is calculated on both a basic and diluted basis. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings. The dilutive potential common shares for the quarter and nine months ended September 30, 1998 and 1997 were 185,016, 337,429, 388,036 and 336,762, respectively. Potentially dilutive securities relate to incremental shares from assumed conversions of stock options and deferred stock grants. As a result of losses incurred by the Company for the quarter and nine months ended September 30, 1998, the potentially diluted securities become anti-dilutive and are not considered for reporting purposes.


4. LOAN FEE INCOME

     The Company charges application fees and annual fees related to the issuance of its credit card products. Credit card application fees, annual fees and direct origination costs are deferred and amortized into income over twelve months.


5. RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 130, "Reporting Comprehensive Income"in June 1997. During the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 which establishes standards for reporting and the displaying of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements.

     The FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in September 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. To date, the Company is still examining the impact of SFAS 131 and has not determined what operating segments will be reported.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Quarter and Nine Months Ended September 30, 1998

     The FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 allows derivatives to be designated as hedges only if certain criteria are met, with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income if criteria are met. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. At this time, the Company is unable to determine whether the adoption of SFAS 133 will have a material impact on its operations and financial position.

     The FASB issued SFAS 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" in October 1998. SFAS 134 changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS 134 becomes effective for the first fiscal quarter beginning after December 15, 1998. The Company does not anticipate that this statement will have a material impact on its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements included in this Form 10-Q, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Bank Plus Corporation and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are referred to in Bank Plus's most recent Annual Report on Form 10-K as of December 31, 1997. A number of other factors may have a material adverse effect on the Company's financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; restrictions imposed on the Bank's operations by regulators such as a prohibition on the payment of dividends to Bank Plus; an increase in the number of customers seeking protection under the bankruptcy laws which increases the amount of charge-offs; the effects of fraud by third parties or customers; and the outcome of pending and future litigation. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Bank Plus disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


                                    OVERVIEW

     Bank Plus Corporation ("Bank Plus"), through its wholly-owned subsidiaries, Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries ("Fidelity" or the "Bank"), Gateway Investment Services, Inc. ("Gateway") and Bank Plus Credit Services Corporation ("BPCS") (collectively, the "Company"), offers a broad range of consumer financial services, including demand and term deposits, loans to consumers, uninsured investment products and credit processing services. Fidelity operates through 38 full-service branches, 37 of which are located in southern California, principally in Los Angeles and Orange counties, and one of which is located in Bloomington, Minnesota. In addition, through Gateway, a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, the Bank provides customers with uninsured investment products, including mutual funds and annuities.


RECENT DEVELOPMENTS

   REGULATORY CAPITAL AND SUPERVISION

         As a result of the net loss recorded for the third quarter of 1998, the Bank was categorized as "adequately capitalized" as of September 30, 1998, for regulatory capital purposes as compared to "well capitalized" as of June 30, 1998. The Bank's core and risk-based capital ratios as of September 30, 1998 were 4.22% and 8.66%, respectively. The core capital to adjusted total assets ratio, which had the smallest excess of all the capital ratio measurements at September 30, 1998, had an excess of $8.4 million above the minimum level required to be considered "adequately capitalized".

     The Office of Thrift Supervision ("OTS") completed its safety and soundness examination during the third quarter of 1998. As a result of the OTS's findings, the Bank is subject to certain regulatory restrictions including, but not limited to: (i) a prohibition, absent OTS prior approval, on increases in total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter, (ii) a requirement that the Bank submit to the OTS for prior review and approval the names of proposed new directors and executive officers and proposed employment contracts with any director or executive officer, (iii) a requirement that the Bank submit to the OTS for prior review and approval any third party contracts outside the normal course of business, and (iv) the ability of the OTS, in its discretion, to require 30 days prior notice of all transactions between the Bank and its affiliates. In addition, the Bank is required to respond to criticisms from the OTS, including providing the OTS with a business plan that demonstrates the Bank's ability to provide future earnings and return to the status of a well capitalized institution for regulatory capital purposes.

     As a result of the changes in the Bank's regulatory capital levels and status, the Bank's Federal Deposit Insurance Corporation ("FDIC") insurance premium will increase to annual rate of 0.30% of deposits beginning in the first quarter of 1999 from its current level of 0.09% and its supervisory audit costs will increase by approximately $200,000 in 1999.

     Currently, Bank Plus funds the interest payments on its 12% Senior Notes (the "Senior Notes") through preferred stock and common stock dividends from Fidelity. The preferred stock carries a 10% rate and is not subject to OTS approval unless, among other things, the Bank's regulatory capital falls below adequately capitalized. The common stock dividends, which are used to fund the difference between the rate on the Senior Notes and the rate on the preferred stock dividends, are currently subject to OTS approval. No assurance can be given that the OTS will approve the common stock dividends in the future, or that the OTS will approve the preferred stock dividends in the future if the Bank's regulatory capital falls below adequately capitalized. Currently, Bank Plus has available liquidity to supplement the preferred stock dividend from the Bank to fund the February 1999 interest payment on the Senior Notes. In future periods, Bank Plus may be able to increase its liquidity through dividends from Gateway or BPCS. No assurance can be given that funds will continue to be available at Bank Plus to pay the February 1999 interest payment or future interest payments, or that dividends will be able to be made by Gateway or BPCS to provide additional liquidity.

   CREDIT CARD OPERATIONS

     At September 30, 1998, the outstanding balance and accounts in the Bank's credit card portfolio were $311.3 million and 340,000, respectively. The credit card program with MMG Direct, Inc. ("MMG") represented $165 million of the outstanding balances and over 260,000 accounts, and the program with American Direct Credit LLC ("ADC") represented $123.7 million of the outstanding balances and over 70,000 accounts. At the quarter end, the MMG and ADC programs together accounted for 93% of the total outstanding credit card balances, and delinquencies under the MMG and ADC programs were 19.5% and 13.4%, respectively. As of October 31, 1998, outstanding balances and delinquencies under the MMG and ADC programs were $168 million and 25.7%, and $133 million and 12.4%, respectively.

     In October 1998, the Bank terminated its agreement with MMG and no new accounts have been originated under the MMG program since August 1998. Additionally, ADC and the Bank have entered into a settlement agreement pursuant to which they agreed to wind down originations under the Bank's card program with ADC and terminate the related agreement. Initial balances of new accounts originated under the ADC program for the period from November 1, 1998 to December 31, 1998 will be limited to accounts with total initial balances of not more than $18 million. The Bank will cease originating new accounts under the ADC program at the end of 1998 and ADC will be relieved of its obligations to pay for further credit losses.

     Under the Bank's agreement with ADC, ADC or its nominee will have the right to purchase all outstanding balances and accounts originated under the ADC program at a formula price. This right extends until March 31, 1999 and restricts the Bank from selling the accounts to a third party prior to December 31, 1998. ADC will continue to provide collection services on the accounts until March 31, 1999. No assurances can be given that a sale of accounts will take place under this arrangement with ADC.

     As a result of the significant growth in this primarily sub-prime credit card portfolio and increases in delinquencies and charge-offs in excess of prior expectations, the Bank increased its allowances for loan and lease losses ("ALLL") by $52.4 million for the quarter ended September 30, 1998. Loan loss reserves were provided for outstanding balances under the ADC program due to the uncertainties regarding ADC's ability to pay for future charge-offs. In addition, due to uncertainties regarding MMG's ability to pay its contractual share of losses under the MMG programs, the Bank has provided reserves exclusive of any potential benefits from future contributions by MMG. The Bank's ALLL increased to $88.5 million at September 30, 1998 from $36.1 million at June 30, 1998.

     While the Bank believes that these actions taken will reduce future credit losses in the credit card portfolio, no assurances can be given that these actions will have that result. In addition, a number of other factors may have a material adverse effect on the financial results of the credit card programs and the Company's overall financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; an increase in the number of customers seeking protection under the bankruptcy laws which increases the amount of charge-offs; the effects of fraud by third parties or customers; and the financial performance of the Bank's remaining credit card marketers which may impact their ability to fulfill their contractual financial obligations which may result in increased losses to the Bank.

     During the second and third quarter of 1998, the Bank's new credit processing center located in Beaverton, Oregon began providing customer service and collection services for portions of the Bank's credit card programs, services that would otherwise be provided by third parties. This new processing center is operated by Bank Plus' subsidiary, BPCS. Through September 30, 1998, Bank Plus had contributed $5 million to BPCS to support start-up costs and the acquisition of fixtures and equipment.

   CHANGES IN THE COMPANY'S STRATEGY

     During the third quarter of 1998, the Company announced the engagement of a financial advisor to assist in the pursuit of strategic objectives. As part of its strategic objectives, the Company has had discussions with its advisor and a number of potential acquirers regarding the possible sale of the Company. Some of the interested parties completed preliminary due diligence. As of this date, no definitive offers to acquire the Company have been made, and there can be no assurance given that any offers will be made in the future or that the terms of any offers received by the Company will be considered acceptable. The Company intends to solicit offers to purchase the Company or deposits from interested parties during the fourth quarter of 1998. Due to various factors including, among other things, the valuation of the Bank's multifamily and credit card portfolios and recent volatility in the market value of potential acquirers' common stock, a sale of the Company or its deposits at an acceptable price may not be possible at this time.

     As a result of changes in management, and in response to the changes in the Bank's capital levels and regulatory status, the Company has revised its strategic plan. As previously discussed, the Company has taken actions to reduce the emphasis on credit card activities. In addition, the Company has discontinued or deferred the implementation of initiatives related to auto loans, the transactional Internet bank project and the proposed name change for the Bank. To reduce the level of start-up expenses required in the California Public Employee's Retirement System ("CalPERS") financial education program, the Company is in discussions with a financial partner who would provide all future funding for the program in return for a majority share of profits. In November 1998, Americash L.L.C. ("Americash") completed the sale of its operations to a third party, through which all amounts owed by Americash to the Bank were repaid. As a result of this sale, the Bank's ATM cash services revenue may decrease or be eliminated.

     The Company also plans to reduce total assets in the near future to improve its regulatory capital ratios. This reduction in assets is expected to be accomplished through reductions in cash equivalents and mortgage-backed securities ("MBS"). The cash generated by these asset sales will be used to reduce liabilities of the Bank, which may include sales of deposits or reductions of deposits through repricing. Because the Company earns a spread on its interest-earning assets over its interest-bearing liabilities, a reduction in the level of assets will reduce the Company's net interest income.

     As a result of the changes in business strategy, the Company intends to reduce the level of its operating expenses in future periods. The Company will also explore a variety of options to reducing its servicing costs for its credit card portfolios. The Company anticipates that these reductions will be offset in part or in whole by increases in FDIC insurance, litigation costs and supervisory audit costs. Notwithstanding the above, the Company will continue to provide all necessary resources to the Year 2000 project.

     No assurance can be given that these changes in the Company's strategic plan will result in improved operating results or that the Company will meet the regulatory requirements to be categorized as well capitalized.

   CHANGES IN EXECUTIVE MANAGEMENT

     On October 28, 1998, Mark K. Mason was appointed President and Chief Executive Officer of the Company, replacing Richard M. Greenwood, who had resigned on September 22, 1998. Additionally, senior management of BPCS was changed in September 1998, with the resignations of W. C. Taylor III, Chief Lending Officer of the Bank and President of BPCS and Jeff Hug, Senior Vice President of credit card operations. Under new management, which includes an individual with extensive experience in servicing prime and sub-prime credit card portfolios, the credit-processing center is implementing plans to improve its customer service and collection processing activities.


YEAR 2000

     The Company utilizes computer software programs, systems and devices ("systems") throughout the organization to support its operations. If corrective action is not taken, many of these systems may not be able to correctly interpret and process dates into the Year 2000. The Company has inventoried and analyzed its systems to determine which will require modification, upgrade, or replacement.

     The Company has established a Year 2000 project team to provide the business units with the support, guidance, and project management expertise to ensure that the Company meets its Year 2000 compliance requirements. The Year 2000 project office is responsible for ensuring that the Company complies with the guidelines established by the Federal Financial Institutions Examinations Council ("FFIEC"). The FFIEC issues guidelines to provide further clarification on the federal regulatory requirements mandating how financial institutions prepare for the Year 2000. In addition, the Company has engaged an independent third party to provide project oversight and Year 2000 subject matter expertise.

   PROJECT'S STATE OF READINESS

     The Year 2000 project is comprised of two major phases. Phase I involves the installation of upgraded mission critical systems that are reported to be Year 2000 complaint. Phase II involves the testing of mission critical systems using future dates to certify the system as Year 2000 compliant.

     Phase I of the project was substantially completed in October 1998 with the upgrade of deposit servicing systems to current release levels which are reported by the software vendor to be Year 2000 compliant. This milestone also included the conversion of the Company's accounts payable and general ledger applications to new systems that the software vendor states are Year 2000 compliant. The Company will test these applications using future dates during Phase II of this Project.

     A number of mission-critical distributed and embedded systems have already been renovated and tested internally for Year 2000 compliance. Year 2000 upgrades to other mission-critical internally operated systems are scheduled to occur by December 31, 1998.

     The Year 2000 project office plans to complete Year 2000 future date testing (Phase II) of the internally operated mission-critical systems by the end of the first quarter of 1999. The Company's testing strategy includes the thirteen future dates recommended by the FFIEC.

     The Company has completed the preparation of a Year 2000 customer awareness plan to address Year 2000 issues raised by customers. A risk management plan was developed to address risks posed by the Company's material customers. Both of these plans were developed in accordance with the FFIEC guidelines.

   ESTIMATED YEAR 2000 PROJECT COSTS

     The expense estimate for anticipated Year 2000 project activities is $6.0 million for 1998 and 1999. This forecast is based on information currently known about the Company's systems and servicers as well as management's interpretation of the FFIEC guidelines released to date. A significant portion of this budget is allocated to the staffing of technology and support personnel to implement the required modifications and upgrades. Additional personnel are also required to perform the system testing and produce the testing documentation required by the FFIEC. As of September 30, 1998, the Company has incurred Year 2000 related expenses of approximately $2.7 million of the $6.0 million cost estimate.

   CONTINGENCY PLANS

     The FFIEC requires the development of remediation and business resumption contingency plans. Remediation contingency plans are initiated if the Company fails to successfully complete renovation, validation, or implementation of a mission-critical system. Business resumption plans are initiated if one of the systems that the Company believed to be Year 2000 compliant unexpectedly fails during the Year 2000 event.

     An overall Year 2000 contingency plan strategy document has been developed and distributed to Company business units. The contingency plan was developed based on guidelines issued by the FFIEC, the United States General Accounting Office and other sources. Company business units are in the process of creating detailed contingency plans. The identification of critical business functions and the associated risks has been completed. This information is used to estimate the probability and impact of a system failure and to develop work-arounds in the event of such a failure.

     The contingency plans are expected to be substantially complete by the end of June 1999. The plans are "living documents" and will be reviewed and updated quarterly or as required by changes in the Company's operations.

   RISK FACTORS

     The Company has recently started the future date testing of its newly renovated internal mission-critical systems. There can be no assurances that these systems are or will be Year 2000 compliant. Additional expenses and delays may be incurred if the test results reveal the need for additional system renovation or replacement.

     The Company utilizes the systems and services of a number of third parties. Some of the third-party vendors provide services through an outside service bureau. The failure of a key third-party service provider could result in a material business interruption.

     The Company is closely monitoring the Year 2000 progress of its third-party vendors. A third-party vendor test plan has been developed to test mission-critical services provided by third parties, where appropriate, for Year 2000 compliance by the end of the first half of 1999. Additional expenses and delays may be incurred in the event that internal future date testing or further analysis reveals test exceptions that require additional renovation or the ultimate replacement of vendors.

     Unknown expenses and consequences could result if it becomes necessary to execute elements of the Company's Year 2000 contingency plans. Although the Company has given the Year 2000 project a high priority and believes that Year 2000 compliance will be achieved, there can be no assurances that the Company will be successful in addressing Year 2000 issues within this estimated timeframe or budget.


                              RESULTS OF OPERATIONS

SUMMARY

     The Company reported net losses of $59.8 million and $57.4 million for the quarter and nine months ended September 30, 1998, respectively, as compared to net earnings of $3.4 million and $10.9 million for the corresponding periods in 1997. During the quarter ended September 30, 1998, the Company recorded a provision for estimated loan losses of $51.8 million and incurred operating expenses of $32.0 million. Increasing delinquencies and charge-offs in the credit card loan portfolio and uncertainty regarding the ability of the MMG and ADC to fulfill their contractual obligations to support charge-offs in the related credit card programs were the primary causes for the significant increase in the provision for estimated loan losses. Operating expenses, which increased $15.5 million and $30.1 million for the quarter and nine months as compared to the corresponding 1997 periods, respectively, were higher primarily due to costs associated with the Bank's credit card programs and other business initiatives.

NET INTEREST INCOME

     The following tables present the primary determinants of net interest income for the periods indicated. For the purpose of this analysis, nonaccrual mortgage loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.


                                                             QUARTER ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------------------
                                                      1998                                    1997
                                        -----------------------------------    -----------------------------------
                                           AVERAGE                AVERAGE        AVERAGE                 AVERAGE
                                            DAILY                  YIELD/         DAILY                   YIELD/
                                           BALANCE    INTEREST      RATE         BALANCE     INTEREST      RATE
                                        -----------  ----------  ----------    -----------  ----------  ----------
                                                                  (DOLLARS IN THOUSANDS)
 Interest-earning assets:
   Mortgage and other loans ..........  $2,616,843   $  48,758        7.45%    $2,861,202   $  52,593        7.35%
   Credit card loans..................     257,368       7,610       11.83         12,471         224        7.13
   MBS................................     721,024      10,855        6.02        452,608       7,784        6.88
   Investment securities .............     620,141       9,382        6.00        258,542       4,108        6.32
   Investment in Federal Home Loan
    Bank ("FHLB") stock ..............      64,113         942        5.83         55,841         822        5.86
                                        -----------  ----------               ------------  ----------
    Total interest-earning assets ....   4,279,489      77,547        7.24      3,640,664      65,531        7.20
                                                     ----------                            -----------
 Noninterest-earning assets ..........     141,174                                115,916
                                        -----------                            -----------
    Total assets .....................  $4,420,663                             $3,756,580
                                        ===========                            ===========
 Interest-bearing liabilities:
   Deposits:
    Demand deposits ..................  $  351,606       1,043        1.18     $  318,536         865        1.08
    Savings deposits .................     120,592         916        3.01        133,144         882        2.63
    Time deposits ....................   2,573,452      35,377        5.40      2,278,428      31,419        5.42
                                        -----------  ----------               ------------  ----------
       Total deposits ................   3,045,650      37,336        4.86      2,730,108      33,166        4.82


   Borrowings ........................   1,158,546      17,498        5.99        799,766      11,932        5.92
                                        -----------  ----------               ------------  ----------
     Total interest-bearing liabilities  4,204,196      54,834        5.17      3,529,874      45,098        5.07
                                        -----------  ----------               ------------  ----------
 Noninterest-bearing liabilities......      40,005                                 38,535
 Preferred stock issued by
  consolidated subsidiary.............         272                                 10,789
 Stockholders' equity.................     176,190                                177,382
                                        -----------                            -----------
 Total liabilities and equity.........  $4,420,663                             $3,756,580
                                        ===========                            ===========
 Net interest income; interest rate
  spread..............................               $  22,713        2.07%                 $  20,433        2.13%
                                                     ==========  ==========                 ==========  ==========
 Net yield on interest-earning assets
  ("net interest margin").............                                2.16%                                  2.28%
                                                                 ==========                             ==========
 Average nonaccruing mortgage loan
    Balance included in average loan
     balance .........................  $   22,834                             $   36,470
                                        ===========                            ===========
 Net delinquent interest removed
  from interest income ...............               $     183                              $     449
                                                     ==========                             ==========
 Reduction in net yield on
  interest-earning assets due to
  delinquent interest.................                                0.02%                                  0.05%
                                                                 ==========                             ==========



                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------------------------------------
                                                      1998                                    1997
                                        -----------------------------------    -----------------------------------
                                           AVERAGE                AVERAGE        AVERAGE                 AVERAGE
                                            DAILY                  YIELD/         DAILY                   YIELD/
                                           BALANCE    INTEREST      RATE         BALANCE     INTEREST      RATE
                                        -----------  ----------  ----------    -----------  ----------  ----------
                                                                  (DOLLARS IN THOUSANDS)
 Interest-earning assets:
   Mortgage and other loans ..........  $2,733,666   $ 151,735        7.40%    $2,768,617   $ 151,764        7.31%
   Credit card loans..................     157,824      12,861       10.87          5,287         277        6.99
   MBS................................     775,992      35,978        6.18        315,178      16,761        7.09
   Investment securities .............     529,409      24,013        6.06        236,452      11,410        6.45
   Investment in FHLB stock ..........      62,300       2,719        5.84         54,124       2,481        6.13
                                        -----------  ----------                -----------  ----------
    Total interest-earning assets ....   4,259,191     227,306        7.12      3,379,658     182,693        7.21
                                                     ----------                             ----------
 Noninterest-earning assets ..........     153,593                                 83,872
                                        -----------                            -----------
    Total assets .....................  $4,412,784                             $3,463,530
                                        ===========                            ===========
 Interest-bearing liabilities:
   Deposits:
    Demand deposits ..................  $  346,529       3,059        1.18     $  301,937       2,470        1.09
    Savings deposits .................     122,426       2,752        3.01        122,540       2,713        2.96
    Time deposits ....................   2,525,280     103,620        5.43      2,150,624      86,695        5.37
                                        -----------  ----------                -----------  ----------
       Total deposits ................   2,994,235     109,431        4.89      2,575,101      91,878        4.77


   Borrowings ........................   1,196,995      54,182        6.05        639,477      29,699        6.21
                                        -----------  ----------                -----------  ----------
     Total interest-bearing liabilities  4,191,230     163,613        5.22      3,214,578     121,577        5.06
                                        -----------  ----------                -----------  ----------
 Noninterest-bearing liabilities......      40,686                                 40,014
 Preferred stock issued by
  consolidated subsidiary.............         272                                 40,956
 Stockholders' equity.................     180,596                                167,982
                                        -----------                            -----------
 Total liabilities and equity.........  $4,412,784                             $3,463,530
                                        ===========                            ===========
 Net interest income; interest rate
  spread..............................               $  63,693        1.90%                 $  61,116        2.15%
                                                     ==========  ==========                 ==========  ==========
 Net yield on interest-earning assets
  ("net interest margin").............                                1.98%                                  2.40%
                                                                 ==========                             ==========
 Average nonaccruing loan balance
  Included in average loan balance....  $   22,343                             $   47,841
                                        ===========                            ===========
 Net delinquent interest removed
  From interest income ...............               $    1,528                              $   3,298
                                                     ===========                            ===========
 Reduction in net yield on
  interest-earning assets due to
  delinquent interest.................                                0.05%                                  0.13%
                                                                 ==========                             ==========


     Net interest income is primarily affected by (a) the average volume and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities, (b) the level and volatility of market interest rates, (c) the level of nonaccruing loans ("NPLs") and (d) the interest rate spread between the yields earned and the rates paid.



     The $2.3 million increase in net interest income between the third quarter 1998 and the third quarter 1997 reflects the 17.5% increase in the average balance of the interest-earning assets offset by a decrease in the net yield to 2.16% from 2.28%. The $2.6 million increase in net interest income between the nine months ended September 30, 1998 and the comparable period in 1997 reflects the 26.0% increase in the average balance of interest-earning assets, offset by a decrease in the net yield to 1.90% from 2.15%. The increases in the average balances of interest-earning assets are due to increases in credit card loans and increases in MBS and the short-term investment portfolios, which is in line with the Company's prior plans to leverage excess capital. The net yield decreased due to the use of higher costing certificates of deposit and FHLB advances to fund the increase in interest-earning assets, higher prepayments on the MBS portfolio causing increased amortization of the purchase premiums and the amortization of losses incurred in the second quarter of 1998 on the hedging program for fixed rate MBS. These were partially offset by a lower average balance of nonaccruing loans, an increase in the average balance of higher yielding credit card loans and an increase in the average Eleventh District Cost of Funds ("COFI") Index, which is the primary index used to adjust the interest rates on the mortgage loan portfolio.

PROVISION FOR ESTIMATED LOAN LOSSES

     The increase in provisions for estimated loan losses of $47.5 million and $45.3 million for the quarter and nine months ended September 30, 1998, respectively, as compared to the corresponding periods in 1997, was primarily due to increasing delinquencies and charge-offs in a rapidly growing credit card portfolio and uncertainty regarding the ability of the Bank's credit card marketers to fulfill their contractual obligations to support charge-offs in the related credit card programs. Credit card balances were $311.3 million as compared to $21.0 million, delinquencies were 16.05% as compared to 5.40% at September 30, 1998 and September 30, 1997, respectively. Charge-offs and buybacks were $9.5 million during the quarter ended September 30, 1998 with no comparable amount for the same period in 1997.


NONINTEREST INCOME (EXPENSE)

     The following table presents noninterest income (expense) for the periods indicated:

                                                                       QUARTER ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                --------------------------  --------------------------
                                                                    1998          1997          1998          1997
                                                                ------------  ------------  ------------  ------------
                                                                                (Dollars in thousands)
   Loan fee income...........................................   $       924   $       563   $     2,358   $     1,583
   Credit card fees..........................................         1,056            --         7,644            --
   Fee income from deposits and the sale of uninsured
     investment products.....................................         2,659         2,366         7,655         6,975
   Gains on sales of loans and securities and trading
     activities, net.........................................         1,917           364           320         2,608
   Fee income on ATM cash services...........................           453           149         2,260           149
   Other income (expense)....................................        (1,331)           --        (1,331)           --
   Real estate operations, net...............................          (561)       (1,093)       (2,159)       (5,219)
                                                                ------------  ------------  ------------  ------------
   Total noninterest income..................................   $     5,117   $     2,349   $    16,747   $     6,096
                                                                ============  ============  ============  ============

     Noninterest income increased by $2.8 million from $2.3 million in the quarter ended September 30, 1997 to $5.1 million in the quarter ended September 30, 1998. The major components of this increase are (a) credit card fee income increased by $9.3 million, (b) an increase in fee income on ATM cash services of $0.3 million, due to a higher average balance of cash outstanding, (c) decreased cost of real estate operations of $0.5 million primarily due to improved execution on sales and a lower volume of foreclosed properties, (d) an increase in gains on loans and securities activities of $1.5 million primarily due to increased sale activity stemming from the reduction in the size of the balance sheet for regulatory capital purposes. These positive variances were offset by an $8.2 million write-off of credit card marketing fees owed to the Bank by MMG. As a result of the cancellation of previously opened credit card accounts, the Bank was entitled to a reimbursement from MMG of $8.2 million in marketing fees. This amount was written off due to the uncertainty regarding the collectibility of these amounts. Also, a decrease in other income (expense) of $1.3 million was due to the prepayment fees on the early repayment of certain FHLB advances related to the reduction in the size of the balance sheet.

     Noninterest income increased by $10.7 million from $6.1 million in the nine months ended September 30, 1997 to $16.7 million in the nine months ended September 30, 1998. The major components of this increase are (a) credit card fee income increased by $15.8 million, due to an increase in the volume of credit cards issued in the period, (b) an increase in fee income on ATM cash services of $2.1 million, due to higher cash balances outstanding for the period, and (c) decreased costs of real estate operations of $3.1 million primarily due to improved execution on sales and a lower volume of foreclosed properties. These favorable variances were partially offset by the $8.2 million write-off of credit card marketing fees owed to the Bank by MMG, the $4.0 million loss on the hedging program of fixed rate MBS in 1998 and a decrease in other income (expense) of $1.3 million due to the prepayment fees on the early repayment of some FHLB advances.

OPERATING EXPENSES

      The following table presents operating expenses for the periods indicated:

                                                                       QUARTER ENDED              NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                --------------------------  --------------------------
                                                                    1998          1997          1998          1997
                                                                ------------  ------------  ------------  ------------
                                                                                (Dollars in thousands)
   Personnel and benefits....................................   $    13,080   $     7,631   $    33,273   $    21,418
   Occupancy.................................................         3,457         3,080        10,506         8,368
   FDIC insurance............................................           672           755         1,972         1,836
   Professional services.....................................         5,087         3,097        12,655         7,855
   Credit card servicing.....................................         3,497            --         6,774            --
   Office-related expenses...................................         2,029         1,025         4,744         2,705
   Other.....................................................         4,140           893         6,019         3,676
                                                                ------------  ------------  ------------  ------------
     Total operating expense.................................   $    31,962   $    16,481   $    75,943   $    45,858
                                                                ============  ============  ============  ============

     Operating expenses increased by $15.5 million to $32.0 million for the quarter ended September 30, 1998 compared to $16.5 million for the quarter ended September 30, 1997. The change was primarily due to (a) a $5.4 million increase in personnel and benefits expense due to an increase of 262 in full-time equivalent employees ("FTEs") related to the staffing of BPCS, the CalPERS financial educational and planning program and increased personnel working on the Year 2000 compliance project; (b) an increase of $0.4 million in occupancy costs primarily due to the BPCS facilities in Beaverton, Oregon; (c) an increase of $2.0 million of professional services primarily resulting from costs associated with Year 2000 compliance, (d) an increase in credit card servicing expense of $3.5 million related to third party processing services; (e) an increase of $1.0 million in office related expenses primarily due to the additional FTEs, and (f) an increase in other expenses of $3.2 million primarily related to the write off of assets associated with the closure of certain strategic initiatives, such as the Internet bank project and the proposed name change for the Bank, and the write off of certain other long-term assets for which the Company has changed its estimate of recovery.

     Operating expenses increased by $30.1 million to $75.9 million for the nine months ended September 30, 1998 compared to $45.9 million for the nine months ended September 30, 1997. In addition to the changes described above regarding the increases in expenses in the third quarter of 1998 as compared to the third quarter of 1997, a portion of the increases in personnel and benefits, occupancy and office related expenses for the nine months ended September 30, 1998 were related to the acquisitions, in the third quarter of 1997, of Hancock Savings Bank, a five-branch savings association, and one branch from Coast Federal Savings.

     Although the Company is currently taking steps to reduce operating expenses, most of these reductions will not be fully effective until sometime in 1999 and these reductions may be more than offset by higher FDIC insurance rates, potential litigation on costs relating to the termination of the major credit card programs as well as shareholder suits and increased regulatory costs.


INCOME TAXES

     The Company's combined federal and state statutory tax rate is approximately 42.0%. The increase in income tax expense of $5.6 million for the three months ended September 30, 1998 as compared to the same period in 1997 is due to the reversal of deferred tax benefits the Company had previously recognized based upon a reassessment of its ability to utilize the tax benefits.

     As of September 30, 1998, the Company reflected a net deferred tax asset of $5.0 million. Under SFAS 109, "Accounting for Income Taxes", the reduction in valuation allowance is dependent upon a "more likely than not" expectation of realization of the deferred tax asset, based upon the weight of available evidence. The analysis of available evidence is performed each quarter utilizing the "more likely than not" criteria required by SFAS 109 to determine the amount, if any, of the deferred tax asset to be realized. Accordingly, there can be no assurance that the Company will recognize additional portions of its deferred tax asset in future periods. Moreover, the criteria of SFAS 109 could require the partial or complete recapture of the $5.0 million deferred tax benefit into expense in future periods.

ASSET QUALITY

   GENERAL

     The Company's mortgage loan portfolio is primarily secured by assets located in southern California and is comprised principally of single family and multifamily (2 units or more) residential loans. At September 30, 1998, 21% of Fidelity's real estate loan portfolio consisted of California single family residences, while another 12% and 59% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively.

     The performance of the Company's loans secured by multifamily and commercial properties has been affected by southern California economic conditions. These portfolios are particularly susceptible to the potential for declines in the southern California economy, such as increasing vacancy rates, declining rents, increasing interest rates, declining debt coverage ratios, and declining market values for multifamily and commercial properties. In addition, the possibility that investors may abandon properties or seek bankruptcy protection with respect to properties experiencing negative cash flow, particularly where such properties are not cross-collateralized by other performing assets, can also adversely affect the multifamily loan portfolio.

     During 1998, the Company significantly increased its primarily sub-prime credit card portfolio. During the third quarter of 1998, the Bank experienced increases in delinquencies and charge-offs in excess of prior expectations. The performance of the Bank's credit card portfolio may be adversely affected by a number of factors, including a national or regional economic slowdown or recession, an increase in the number of customers seeking protection under the bankruptcy laws, and fraud by third parties or customers. In addition, because the portfolio is primarily sub-prime, the Bank may experience significantly higher delinquencies and charge-offs than those experienced by other credit card issuers.

   Delinquent Loans

     The following tables present net loan delinquencies as of the dates indicated.

                                          SEPTEMBER 30,     JUNE 30,      MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
                                              1998           1998           1998           1997           1997
                                          -------------  -------------  -------------  -------------  -------------
                                                                    (DOLLARS IN THOUSANDS)
Mortgage loan delinquencies by number of days:
   Amounts:
     30 to 59 days....................... $      8,706   $      6,401   $     11,664   $      9,433   $     12,059
     60 to 89 days.......................        4,776          4,647          3,079          4,094          3,309
     90 days and over....................       15,551         18,338         16,420         13,075         21,691
                                          -------------  -------------  -------------  -------------  -------------
Total.................................... $     29,033   $     29,386   $     31,163   $     26,602   $     37,059
                                          =============  =============  =============  =============  =============
   As a percentage of outstanding balances:
     30 to 59 days.......................         0.35%          0.24%          0.42%          0.34%          0.42%
     60 to 89 days.......................         0.19           0.17           0.11           0.14           0.12
     90 days and over....................         0.61           0.69           0.60           0.47           0.76
                                          -------------  -------------  -------------  -------------  -------------
Total....................................         1.15%          1.10%          1.13%          0.95%          1.30%
                                          =============  =============  =============  =============  =============



                                          SEPTEMBER 30,     JUNE 30,      MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
                                              1998           1998           1998           1997           1997
                                          -------------  -------------  -------------  -------------  -------------
                                                                    (DOLLARS IN THOUSANDS)
Credit card loan delinquencies by number of days:
   Amounts:
     30 to 59 days....................... $     26,892   $      9,187   $      4,097   $      2,472   $        559
     60 to 89 days.......................       10,606          5,419          2,814          1,432            352
     90 days to 119 days.................        5,983          3,691          2,190            705            143
     120 to 149 days.....................        5,031          2,278          1,553            376             76
     150 days and over...................        1,420          1,206          1,003            428              4
                                          -------------  -------------  -------------  -------------  -------------
Total.................................... $     49,932   $     21,781   $     11,657   $      5,413   $      1,134
                                          =============  =============  =============  =============  =============

   As a percentage of outstanding balances:
     30 to 59 days.......................         8.64%          4.73%          3.63%          4.86%          2.66%
     60 to 89 days.......................         3.41           2.79           2.50           2.82           1.68
     90 days 119 days....................         1.92           1.90           1.94           1.39           0.68
     120 to 149 days.....................         1.62           1.17           1.38           0.74           0.36
     150 days and over...................         0.46           0.62           0.89           0.84           0.02
                                          -------------  -------------  -------------  -------------  -------------
Total....................................        16.05%         11.21%         10.34%         10.65%          5.40%
                                          =============  =============  =============  =============  =============


                                          SEPTEMBER 30,     JUNE 30,      MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
                                               1998           1998          1998           1997           1997
                                          -------------  -------------  -------------  -------------  -------------
                                                                    (DOLLARS IN THOUSANDS)
Auto and other loan delinquencies by number of days:
   Amounts:
     30 to 59 days....................... $        786   $        210   $        129   $         --   $         --
     60 to 89 days.......................          109             43             --             14             --
     90 days and over....................          112            264            124             70             --
                                          -------------  -------------  -------------  -------------  -------------
Total.................................... $      1,007   $        517   $        253   $         84   $         --
                                          =============  =============  =============  =============  =============

   As a percentage of outstanding balances:
     30 to 59 days.......................         4.32%          1.89%          2.05%            --%            --%
     60 to 89 days.......................         0.60           0.39             --           0.54             --
     90 days and over....................         0.62           2.38           1.97           2.71             --
                                          -------------  -------------  -------------  -------------  -------------
Total....................................         5.54%          4.66%          4.02%          3.25%            --%
                                          =============  =============  =============  =============  =============


     Credit card delinquencies increased $28.1 million as of September 30, 1998 as compared to June 30, 1998. The increase in delinquencies in the credit card portfolio is due to a significant increase in first payment defaults on new cards originated during the third quarter and the continued seasoning of the portfolio originated in prior periods. As a result of the Bank significantly curbing new card originations and the attrition of accounts previously outstanding, it is expected that the overall percentage of delinquencies related to the seasoning of the portfolio may increase in future periods.

   NONPERFORMING ASSETS

     All assets and ratios are reported net of specific reserves unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                        SEPTEMBER 30,     JUNE 30,     MARCH 31,    DECEMBER 31,    SEPTEMBER 30,
                                            1998            1998          1998           1997           1997
                                        -------------  -------------  -------------  -------------  -------------
                                                                  (DOLLARS IN THOUSANDS)
NPAs by Type:
   NPLs                                 $     29,318   $     27,526   $     21,166   $     14,583   $     22,027
   REO, net of REO GVA.............           10,161          9,566         10,481         12,293         18,469
   Other repossessed assets........              183             --             --             --             --
                                        -------------  -------------  -------------  -------------  -------------
     Total NPAs....................     $     39,662   $     37,092   $     31,647   $     26,876   $     40,496
                                        =============  =============  =============  =============  =============
Number of REO properties...........               72             64             78             88            110
                                        =============  =============  =============  =============  =============

NPAs by Composition:
   Single family residences........     $      8,594   $      8,408   $      7,708   $      6,833   $      7,493
   Multifamily 2 to 4 units........            4,192          4,295          3,357          2,039          3,047
   Multifamily 5 units and over....           11,917         14,800         13,305         15,309         29,161
   Commercial and other............            3,025          2,914          3,031          1,686          1,072
   Credit cards....................           12,434          7,175          4,746          1,509            223
   REO GVA.........................             (500)          (500)          (500)          (500)          (500)
                                        -------------  -------------  -------------  -------------  -------------
     Total NPAs....................           39,662         37,092         31,647         26,876         40,496
   Total troubled debt restructurings
     ("TDRs")......................           47,222         44,990         42,195         43,993         46,447
                                        -------------  -------------  -------------  -------------  -------------
     Total TDRs and NPAs...........     $     86,884   $     82,082   $     73,842   $     70,869   $     86,943
                                        =============  =============  =============  =============  =============

Classified Assets:
   NPAs                                 $     39,662   $     37,092   $     31,647   $     26,876   $     40,496
   Performing classified loans ....           74,963         86,916         85,884        103,176        102,371
   Other classified assets.........            3,999          1,706          2,065         23,450         14,027
                                        -------------  -------------  -------------  -------------  -------------
     Total classified assets.......     $    118,624   $    125,714   $    119,596   $    153,502   $    156,894
                                        =============  =============  =============  =============  =============

Classified Asset Ratios:
   NPLs to total assets............            0.77%          0.64%          0.50%          0.35%          0.56%
   NPLs to total loans.............            1.06%          0.97%          0.74%          0.52%          0.78%
   NPAs to total assets............            1.04%          0.87%          0.75%          0.64%          1.03%
   TDRs to total assets............            1.23%          1.05%          1.00%          1.06%          1.18%
   NPAs and TDRs to total assets...            2.27%          1.92%          1.75%          1.70%          2.22%
   Classified assets to total assets           3.10%          2.93%          2.83%          3.68%          4.00%
   REO to NPAs.....................           25.62%         25.79%         33.12%         45.74%         45.61%
   NPLs to NPAs....................           73.92%         74.21%         66.88%         54.26%         54.39%


     NPAs of $39.7 million at September 30, 1998 increased $2.6 million over June 30, 1998 as the decrease in the multifamily 5 units and over portfolio of $2.9 million was offset by an increase in the credit card portfolio of $5.3 million.

   ALLOWANCE FOR ESTIMATED LOAN AND REO LOSSES

     The following table summarizes the Bank's reserves and certain coverage ratios at the dates indicated:

                                        SEPTEMBER 30,     JUNE 30,     MARCH 31,    DECEMBER 31,    SEPTEMBER 30,
                                            1998            1998          1998           1997           1997
                                        -------------  -------------  -------------  -------------  -------------
                                                                  (DOLLARS IN THOUSANDS)
Loans:
   ALLL ...........................     $     88,500   $     36,088   $     32,192   $     32,426   $     34,664
   Cash reserves...................            7,656          8,334          6,488          4,332          1,796
   SVA.............................           10,522         15,800         15,843         18,112         23,744
                                        -------------  -------------  -------------  -------------  -------------
     Total.........................          106,678         60,222         54,523         54,870         60,204
REO:
   GVA.............................              500            500            500            500            500
   SVA.............................              532            541            568            623            951
                                        -------------  -------------  -------------  -------------  -------------
    Total allowances for estimated
      losses.......................     $    107,710   $     61,263   $     55,591   $     55,993   $     61,655
                                        =============  =============  =============  =============  =============
Selected ratios:
   Loan allowances to loans........            3.42%          1.84%          1.86%          1.90%          2.07%
   Total allowances to loans and REO
    (1).............................           3.77%          2.12%          1.91%          1.95%          2.14%
   Total ALLL and cash reserves to:
     Net loans (1).................            3.38%          1.31%          1.33%          1.29%          1.27%
     Net NPLs......................          327.98%        137.40%        180.38%        252.06%        165.52%
     Net loans and REO (1).........            3.38%          1.55%          1.34%          1.30%          1.28%
     Net NPAs......................          243.70%        121.11%        122.22%        138.63%         91.27%
     Total assets..................            2.53%          1.05%          0.92%          0.89%          0.94%


----------
(1) Loans and REO, as applicable, in these ratios are calculated prior to their reduction for loan and REO GVA, respectively, but are net of SVA.


     Total loan reserves, including cash reserves provided by the Bank's credit card marketers, increased $46.5 million to $106.7 million at September 30, 1998 from $60.2 million at June 30, 1998 primarily due to a $51.8 million provision for estimated loan losses and additional cash reserves provided by the Bank's credit card marketers offset by charge-offs and buybacks totaling $13.6 million. Charge-offs and buybacks of credit card accounts during the quarter were $9.5 million.

     The Company establishes allowances for estimated losses on loans which represent the Company's estimate of identified and unidentified losses in the Company's portfolios. These estimates, while based upon historical loss experience and other relevant data, are ultimately subjective and inherently uncertain. The Company has established valuation allowances for estimated losses on specific mortgage loans ("specific valuation allowances" or "SVA") and for the inherent risk in the loan portfolios which has yet to be specifically identified (ALLL). SVAs are allocated from the GVA when, in the Company's judgment, a mortgage loan is impaired and the loss is probable and estimable. When these estimated losses are determined to be permanent, such as when a mortgage loan is foreclosed and the related property is transferred to REO, specific valuation allowances are charged off.

     In addition to reserves established by the Bank, cash reserves have been provided by credit card affinity marketers under the credit enhancement programs which are utilized to purchase accounts from the Bank after the accounts reach a certain delinquent status. As previously discussed, due to uncertainties regarding the ability of ADC, the Company's largest credit enhancement affinity marketer, to purchase future charge-offs, the Bank provided additional reserves during the third quarter.

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

     The following schedule summarizes the activity in the Bank's allowances for estimated loan and real estate losses:

                                                                QUARTER ENDED SEPTEMBER 30,
                                        -----------------------------------------------------------------------------
                                                       1998                                    1997
                                        --------------------------------------  -------------------------------------
                                                      REAL ESTATE                           REAL ESTATE
                                            LOANS        OWNED        TOTAL        LOANS        OWNED        TOTAL
                                        ------------  -----------  -----------  -----------  -----------  -----------
                                                                    (DOLLARS IN THOUSANDS)

  Balance on July 1,................... $    60,222   $    1,041   $   61,263   $   59,964   $    2,599   $   62,563
    Provision for losses ..............      51,782           27       51,809        4,251         (333)       3,918
    Net funding (utilization) of
      cash reserves....................        (678)          --         (678)          --           --           --
    Charge-offs .......................      (5,312)         (36)      (5,348)      (8,184)      (1,094)      (9,278)
    Recoveries and other ..............         664           --          664        2,377          279        2,656
                                        ------------  -----------  -----------  -----------  -----------  -----------
  Balance on September 30, ............ $   106,678   $    1,032   $  107,710   $   58,408   $    1,451   $   59,859
                                        ============  ===========  ===========  ===========  ===========  ===========

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                        -----------------------------------------------------------------------------
                                                       1998                                    1997
                                        --------------------------------------  -------------------------------------
                                                      REAL ESTATE                           REAL ESTATE
                                            LOANS        OWNED        TOTAL        LOANS        OWNED        TOTAL
                                        ------------  -----------  -----------  -----------  -----------  -----------
                                                                    (DOLLARS IN THOUSANDS)

  Balance on January 1, ............... $    54,870   $    1,123   $   55,993   $   57,508   $    2,081   $   59,589
    Provision for losses ..............      58,032          100       58,132       12,753        1,029       13,782
    Net funding (utilization) of
      cash reserves....................       3,324           --        3,324           --           --           --
    Allowances related to acquisition..          --           --           --       12,770          120       12,890
    Charge-offs .......................     (14,086)        (214)     (14,300)     (30,688)      (2,369)     (33,057)
    Recoveries and other ..............       4,538           23        4,561        6,065          590        6,655
                                        ------------  -----------  -----------  -----------  -----------  -----------
  Balance on September 30, ............ $   106,678   $    1,032   $  107,710   $   58,408   $    1,451   $   59,859
                                        ============  ===========  ===========  ===========  ===========  ===========



     The following table details the activity affecting specific loss reserves for the period indicated:

                                                     QUARTER ENDED                         NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1998                      SEPTEMBER 30, 1998
                                         -------------------------------------  -------------------------------------
                                                      REAL ESTATE                           REAL ESTATE
                                            LOANS        OWNED        TOTAL        LOANS        OWNED        TOTAL
                                        ------------  -----------  -----------  -----------  -----------  -----------
                                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of period........  $    15,800   $      541   $   16,341   $   18,112   $      623   $   18,735
   Allocations (to) from loan ALLL or
     REO GVA..........................       (1,146)          27       (1,119)       5,316          123        5,439
   Charge-offs........................       (4,132)         (36)      (4,168)     (12,906)        (214)     (13,120)
                                        ------------  -----------  -----------  -----------  -----------  -----------
Balance at end of period indicated....  $    10,522   $      532   $   11,054   $   10,522   $      532   $   11,054
                                        ============  ===========  ===========  ===========  ===========  ===========

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

     The Bank's actual and required capital as of September 30, 1998 and 1997 are as follows:

                                                                 TO BE CATEGORIZED
                                                                   AS ADEQUATELY           TO BE CATEGORIZED
                                              ACTUAL                 CAPITALIZED           AS WELL CAPITALIZED
                                     -----------------------  ------------------------  ------------------------
                                        AMOUNT       RATIO       AMOUNT       RATIO        AMOUNT       RATIO
                                     -----------  ----------  -----------  -----------  -----------  -----------
                                                               (DOLLARS IN THOUSANDS)
As of September 30, 1998:
  Total capital (to risk-weighted
    assets)..........................$  188,700      8.66%    $  174,300       8.00%    $  217,800      10.00%
  Core capital (to adjusted tangible
    assets)..........................   160,800      4.22        152,400       4.00        190,500       5.00
  Tangible capital (to tangible
    assets)..........................   160,800      4.22         57,200       1.50                N/A
  Core capital (to risk-weighted
    assets)..........................   160,800      7.38                N/A               130,700       6.00
As of September 30, 1997:
  Total capital (to risk-weighted
    assets)..........................   243,100     11.22        173,300       8.00        216,600      10.00
  Core capital (to adjusted tangible
    assets)..........................   216,000      5.53        156,300       4.00        195,300       5.00
  Tangible capital (to tangible
    assets)..........................   216,000      5.53         58,600       1.50                N/A
  Core capital (to risk-weighted
    assets)..........................   216,000      9.97                N/A               129,900       6.00


     As of September 30, 1998, the Bank was "adequately capitalized" under the Prompt Corrective Action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). As of September 30, 1998, the most constraining of the capital ratio measurements was core capital to adjusted tangible assets which had an excess of $8.4 million above the minimum level required to be considered adequately capitalized. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since September 30, 1998 that management believes have changed the institution's category.

     An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as undercapitalized. If an undercapitalized institution's capital ratios are less than 6.0% total capital to risk-weighted assets, 3.0% core capital to risk-weighted assets, or 3.0% core capital to adjusted total assets, it will be treated as significantly undercapitalized. Finally, an institution will be treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to adjusted total assets is equal to or less than 2.0%.

     An institution's capital category is based on its capital levels as of the most recent of the following dates (1) the date the institution's most recent quarterly Thrift Financial Report ("TFR") was required to be filed with the OTS,
(2) the date the institution received from the OTS its most recent final report of examination or (3) the date the institution received written notice from the OTS of the institution's capital category. If subsequent to the most recent TFR or report of examination a material event has occurred that would cause the institution to be placed in a lower capital category, the institution must provide written notice to the OTS within 15 days, and the OTS shall determine whether to change the association's capital category.

   MANDATORY SANCTIONS IF THE BANK WERE CATEGORIZED AS UNDERCAPITALIED

     CAPITAL RESTORATION PLAN. An institution that is undercapitalized must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. The capital restoration plan must specify the steps the institution will take to become adequately capitalized, the levels of capital the institution will attain while the plan is in effect, the types and levels of activities the institution will conduct, and such other information as the OTS may require. The OTS must act on the capital restoration plan expeditiously and generally not later than 60 days after the plan is submitted.

     The OTS may approve a capital restoration plan only if the OTS determines that the plan is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution is exposed. In addition, the OTS may approve a capital restoration plan only if the institution's performance under the plan is guaranteed by every company that controls the institution, up to the lesser of (a) 5% of the institution's total assets at the time the institution became undercapitalized or (b) the amount necessary to bring the institution into compliance with all capital standards as of the time the institution fails to comply with its capital restoration plan. Such guarantee must remain in effect until the institution has been adequately capitalized for four consecutive quarters and the controlling company or companies must provide the OTS with appropriate assurances of their ability to perform the guarantee. If the controlling company guarantee is not acceptable, the OTS may treat the undercapitalized institution as significantly undercapitalized. There are additional restrictions which are applicable to significantly undercapitalized institutions which are described below.

     LIMITS ON EXPANSION. An institution that is undercapitalized, even if its capital restoration plan has been approved, may not acquire an interest in any company, open a new branch office, or engage in a new line of business unless the OTS determines that such action would further the implementation of the institution's capital plan or the FDIC approves the action. An undercapitalized institution also may not increase its average total assets during any quarter except in accordance with an approved capital restoration plan.

     CAPITAL DISTRIBUTIONS. With one exception, an undercapitalized savings institution generally may not pay any dividends or make other capital distributions. Under the exception, the OTS may permit, after consultation with the FDIC, repurchases or redemptions of the institution's shares that are made in connection with the issuance of additional shares to improve the institution's financial condition. Undercapitalized institutions also may not pay management fees to any company or individual that controls the institution. Similarly, an adequately capitalized institution may not make a capital distribution or pay a management fee to a controlling person if such payment would cause the institution to become undercapitalized.

     BROKERED DEPOSITS AND BENEFIT PLAN DEPOSITS. An undercapitalized savings institution cannot accept, renew, or rollover deposits obtained through a deposit broker, and may not solicit deposits by offering interest rates that are more than 75 basis points higher than market rates. Savings institutions that are adequately capitalized but not well capitalized must obtain a waiver from the FDIC in order to accept, renew, or rollover brokered deposits, and even if a waiver is granted may not solicit deposits, through a broker or otherwise, by offering interest rates that exceed market rates by more than 75 basis points.

     The following table reconciles the Bank's capital in accordance with generally accepted accounting principals ("GAAP") to the Bank's tangible, core and risk-based capital as of September 30, 1998 and 1997.

                                                             TANGIBLE      CORE CAPITAL     RISK-BASED
                                                              CAPITAL         CAPITAL         CAPITAL
                                                           ------------    ------------    ------------
                                                                     (DOLLARS IN THOUSANDS)
      As of September 30, 1998:
      Stockholders' equity................................ $   174,100     $   174,100     $   174,100
      Accumulated other comprehensive loss................       1,400           1,400           1,400
      Adjustments:
        Goodwill..........................................      (6,100)         (6,100)         (6,100)
        Intangible assets.................................      (8,600)         (8,600)         (8,600)
        ALLL..............................................          --              --          27,900
                                                           ------------    ------------    ------------
        Regulatory capital................................ $   160,800     $   160,800     $   188,700
                                                           ------------    ------------    ------------
      As of September 30, 1997:
      Stockholders' equity................................ $   226,000     $   226,000     $   226,000
      Accumulated other comprehensive loss................       6,600           6,600           6,600
      Adjustments:
        Goodwill..........................................      (6,500)         (6,500)         (6,500)
        Intangible assets.................................     (10,100)        (10,100)        (10,100)
        ALLL..............................................          --              --          27,100
                                                           ------------    ------------    ------------
      Regulatory capital.................................. $   216,000     $   216,000     $   243,100
                                                           ============    ============    ============

                    LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

LIQUIDITY

     The Bank derives funds from deposits, FHLB advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. In addition, funds are generated from loan payments and payoffs as well as from the sale of loans and investments.

   DEPOSITS

     At September 30, 1998, the Company had deposits of $3.0 billion. The following table presents the distribution of deposit accounts at the dates indicated:

                                                                    SEPTEMBER 30, 1998          DECEMBER 31, 1997
                                                                --------------------------  --------------------------
                                                                                  PERCENT                     PERCENT
                                                                    AMOUNT       OF TOTAL       AMOUNT       OF TOTAL
                                                                -------------  -----------  -------------  -----------
                                                                               (DOLLARS IN THOUSANDS)
Money market savings accounts.............................      $     62,501          2.1%  $     55,885          1.9%
Checking accounts.........................................           341,586         11.2        336,036         11.7
Passbook accounts.........................................            55,544          1.8         67,502          2.3
                                                                -------------  -----------  -------------  -----------
     Total transaction accounts...........................           459,631         15.1        459,423         15.9
                                                                -------------  -----------  -------------  -----------
Certificates of deposit $100,000 and over.................           853,681         28.2        721,206         24.9
Certificates of deposit less than $100,000................         1,718,283         56.7      1,711,172         59.2
                                                                -------------  -----------  -------------  -----------
     Total certificates of deposit........................         2,571,964         84.9      2,432,378         84.1
                                                                -------------  -----------  -------------  -----------
     Total deposits.......................................      $  3,031,595        100.0%  $  2,891,801        100.0%
                                                                =============  ===========  =============  ===========

     There were no brokered deposits outstanding at September 30, 1998 and 1997.

   UNDRAWN SOURCES

     The Company maintains other sources of liquidity to draw upon, which at September 30, 1998 include (a) a line of credit with the FHLB with $178.6 million available, (b) $130.0 million in unpledged securities available to be placed in reverse repurchase agreements or sold and (c) $524.6 million of unpledged loans, some of which would be available to collateralize additional FHLB or private borrowings, or be securitized.

   CONTINGENT OR POTENTIAL USES OF FUNDS

     The Bank had unfunded loans totaling $0.3 million at September 30, 1998. The Bank had unfunded loans totaling $2.3 million at September 30, 1997. Additionally, unused lines of credit related to credit card loans and other credit lines totaled $188.6 million as of September 30, 1998.

   LIQUIDITY

     The regulatory required average daily balance of liquid assets is 4% of the liquidity base, which is based on a quarterly average. The Bank's quarterly average regulatory liquidity ratio was 28.5% at September 30, 1998. The Bank's monthly average regulatory liquidity ratio, under the liquidity regulations in force at the time was 8.26% for the nine months ended September 30, 1997.

   HOLDING COMPANY LIQUIDITY

     At September 30, 1998 and 1997, Bank Plus had cash and cash equivalents of $1.0 million and $0.7 million, respectively. Bank Plus has no material potential cash producing operations or assets other than its investments in Fidelity, Gateway and BPCS. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity, Gateway and BPCS in order to fund its cash needs, including its payment obligations on the $51.5 million principal amount of Senior Notes issued in exchange for Fidelity's Preferred Stock. See "--Recent Developments-- Regulatory Capital and Supervision."


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

     The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of September 30, 1998. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods as adjusted for interest-rate swaps and other financial instruments as applicable, and based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                      AS OF SEPTEMBER 30, 1998
                                                                        MATURITY OR REPRICING
                                            ----------------------------------------------------------------------------------
                                               WITHIN 3        4-12          1-5          6-10         OVER 10
                                                MONTHS        MONTHS        YEARS         YEARS         YEARS         TOTAL
                                            ------------  ------------  ------------  ------------  ------------  ------------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Cash..................................... $   208,822   $        --   $        --   $        --   $        --   $   208,822
  Investment securities (1) (2)............      66,679            --         1,067            --            --        67,746
  MBS (1)..................................      64,172            --            --            --       434,069       498,241
  Loans receivable:
    ARMs and other adjustables (3).........   2,192,921       504,372        43,070        11,401           359     2,752,123
    Fixed rate loans.......................       5,495           222         4,107        13,479       119,972       143,275
                                            ------------  ------------  ------------  ------------  ------------  ------------
      Total gross loans receivable.........   2,198,416       504,594        47,177        24,880       120,331     2,895,398
                                            ------------  ------------  ------------  ------------  ------------  ------------
        Total..............................   2,538,089       504,594        48,244        24,880       554,400   $ 3,670,207
                                            ------------  ------------  ------------  ------------  ------------  ============
INTEREST-BEARING LIABILITIES:
    Deposits:
      Checking and savings accounts (4)....     397,130            --            --            --            --   $   397,130
      Money market accounts (4)............      62,501            --            --            --            --        62,501
      Fixed maturity deposits:
        Retail customers...................     602,836     1,512,001       447,239           724           941     2,563,741
        Wholesale customers................          10         8,113           100            --            --         8,223
                                            ------------  ------------  ------------  ------------  ------------  ------------
           Total deposits..................   1,062,477     1,520,114       447,339           724           941     3,031,595
                                            ------------  ------------  ------------  ------------  ------------  ------------
    Borrowings:
      FHLB advances (3)....................          --            --       485,000       100,000            --       585,000
      Other................................          --            --            --        51,478            --        51,478
                                            ------------  ------------  ------------  ------------  ------------  ------------
        Total borrowings...................          --            --       485,000       151,478            --       636,478
                                            ------------  ------------  ------------  ------------  ------------  ------------
           Total...........................   1,062,477     1,520,114       932,339       152,202           941   $ 3,668,073
                                            ------------  ------------  ------------  ------------  ------------  ============
REPRICING GAP.............................. $ 1,475,612   $(1,015,520)  $  (884,095)  $  (127,322)  $   553,459
                                            ============  ============  ============  ============  ============
GAP TO TOTAL ASSETS........................      38.56%       (26.53)%      (23.10)%       (3.33)%        14.46%

CUMULATIVE GAP TO TOTAL ASSETS.............      38.56%        12.03%       (11.07)%      (14.40)%         0.06%


----------
(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2)  Investment securities include FHLB stock of $64.4 million.
(3) ARMs and variable rate borrowings from the FHLB system ("FHLB advances") are primarily in the shorter categories as they are subject to interest rate adjustments.
(4) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.


     The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of adjustable rate mortgage ("ARM") loans. ARM loans comprised 83%, of the total mortgage loan portfolio at September 30, 1998 and 95% at September 30, 1997. The percentage of monthly adjustable ARMs to total mortgage loans was approximately 62% and 73% at September 30, 1998 and 1997, respectively. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. At September 30, 1998, approximately 92% of Fidelity's total mortgage loan portfolio consisted of loans which mature or reprice within one year, compared to approximately 93% at September 30, 1997. Fidelity has in recent periods been negatively impacted by the fact that increases in the interest rates accruing on Fidelity's ARMs lagged the increases in interest rates accruing on its deposits due to reporting delays and contractual look-back periods contained in the Bank's loan documents. At September 30, 1998, 87% of the Bank's loans, which are indexed to COFI, as with all COFI portfolios in the industry, do not reprice until some time after the industry liabilities composing COFI reprice. The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months. Thus, in a rising rate environment there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, net interest income will be positively affected.

     The Company has utilized various financial instruments in the normal course of its business. By their nature all such instruments involve risk, and the maximum potential loss may exceed the value at which such instruments are carried. As is customary for these types of instruments, the Company usually does not require collateral or other security from other parties to these instruments. The Company manages its credit exposure to counterparties through credit approvals, credit limits and other monitoring procedures. The Company's Credit Policy Committee makes recommendations regarding counterparties and credit limits which are subject to approval by the Board of Directors.

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


MARKET RISK

     The Company's Asset/Liability Committee ("ALCO"), which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the Company's asset/liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income. With the exception of the significant reduction in stockholders' equity resulting from the losses incurred in the third quarter ended September 30, 1998, there has been no significant change in interest rate risk since December 31, 1997.


                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     In March 1997, the Bank entered into an agreement for credit card marketing and servicing with ADC. Under the agreement, ADC was to be responsible for all credit card losses. ADC was required to post cash reserves equal to expected credit losses and was to purchase all credit card accounts that were more than 152 days delinquent. In September 1998, the Bank notified ADC that (i) the credit reserves posted by ADC were inadequate and would need to be substantially increased and (ii) ADC would be required to accelerate its purchase of delinquent accounts to meet its contractual commitments. ADC objected to the Bank's assertions and declined to meet these demands. Instead, ADC filed suit seeking a temporary restraining order and preliminary injunction enjoining the Bank's attempts to implement contract compliance, asserting that such actions would put ADC out of business within a matter of days. The suit is entitled AMERICAN DIRECT CREDIT, LLC, A NEVADA LIMITED LIABILITY COMPANY, PLAINTIFF V. FIDELITY FEDERAL BANK, A FEDERAL SAVINGS BANK, DEFENDANT, in the United States District Court, for the District of Idaho, Civil Case No. 98-0391-BLW. In this suit ADC purported to state claims for breach of contract, unfair competition and unfair trade practices as grounds for injunctive relief. On October 6, 1998, the Court issued a temporary restraining order, conditioned upon a $300,000 bond, and set a hearing date on ADC's application for a preliminary injunction for October 20, 1998. Prior to the issuance of this temporary restraining order, the Bank gave ADC notice of contract termination on the asserted ground of ADC's insolvency. The temporary restraining order issued by the Court also enjoined implementation of this contract termination for insolvency.

     On October 23, 1998 the Court issued a preliminary injunction, but conditioned its effectiveness upon ADC's placing up a further $2 million bond. Even if effective, the preliminary injunction would have permitted the Bank to assert its claims for immediate payment by ADC for delinquent accounts, which at October 15, 1998 amounted to approximately $2.7 million, after a one month grace period. ADC did not provide the $2 million bond necessary to make the preliminary injunction effective.

     ADC initiated settlement discussions that resulted in a written settlement agreement as of October 30, 1998 providing for an orderly termination of the contract between the Bank and ADC. Under this arrangement, ADC is permitted to originate further credit card accounts of up to $18 million in initial balances, subject to more stringent credit underwriting standards, during the remainder of 1998, after which no further credit cards will be issued. The settlement agreement further provides that ADC may market the existing credit card portfolio through March 31, 1999 based upon a specified formula price. From January 1 through March 31, 1999, ADC will have a right of first refusal in connection with any offer the Bank may receive for the portfolio. Until December 31, 1998, ADC will continue to service the credit card operations for a fixed fee, and thereafter through March 31, 1999, ADC will provide certain collection services only. Each of such relationships will terminate earlier if the existing credit card portfolio is sold. Accordingly, by or before March 31, 1999 all continuing relationships with ADC will be terminated, except for certain defined obligations to indemnify against third-party claims. Documents to implement the settlement, including releases and a dismissal with prejudice, are in the process of review and finalization.

     In November 1997, the Bank entered into a credit card marketing relationship with MMG. MMG was to solicit members of certain agreed-upon affinity groups to become credit card holders. The Bank was to provide servicing and other related functions. MMG and the Bank were to share equally in credit losses. In late summer of 1998, disputes arose between the parties. The Bank asserted that MMG had improperly induced it to enter into the contract by misrepresenting the nature and extent of an affinity group and MMG's intention to market to that group. The Bank further asserted that MMG had breached their contract by engaging in regulatory violations, by engaging in conduct which violated certain rules pertaining to MasterCard issuance and by improperly soliciting accounts on a widespread basis from individuals outside the agreed-upon affinity groups.

     In September 1998 the Bank instituted an arbitration proceeding in Los Angeles based upon such claims, entitled IN THE MATTER OF ARBITRATION BETWEEN FIDELITY FEDERAL BANK AND MMG DIRECT, INC., American Arbitration Association No. 72 147 01072 98, and in October 1998 the Bank reasserted MMG's defaults and terminated the MMG contract. Thereafter, MMG filed an Original Petition and Request for Injunctive Relief in the County Court at Law No. 6, Dallas County, Texas entitled MMG DIRECT, INC., PLAINTIFF V. FIDELITY FEDERAL BANK, FSB, DEFENDANT, Case No. 98-10086-E. This lawsuit purports to state a number of claims, including fraud in the inducement, breach of contract, common law fraud, negligent misrepresentation, accounting and constructive trust and seeks injunctive relief and damages based upon various asserted misrepresentations and omissions and failures to perform and breaches of contract attributed to the Bank. The Company believes that the claims asserted by MMG in such suit are improperly brought in such suit and are subject to arbitration. Further, the Company believes that MMG's claims are without merit, that the contract between MMG and the Bank properly has been terminated and that MMG is responsible to the Bank for unpaid credit losses and other damages in substantial amount. The Bank intends to promptly pursue the above positions and claims against MMG.

     On October 19, 1998 a purported class action was filed against the Company and its current and immediately preceding chief executive officers. The case is entitled HOWARD GUNTY PROFIT SHARING PLAN, BOTH INDIVIDUALLY AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED, PLAINTIFFS V. RICHARD M. GREENWOOD, MARK K. MASON, BANK PLUS CORPORATION, AND DOES 1 THROUGH 50, INCLUSIVE, DEFENDANTS, Los Angeles Superior Court, Central Judicial District, Case No. BC199336. This action alleges that the Company failed to make adequate public disclosure concerning losses in the Bank's credit card operations during the period from August 14, 1998 (when the Company filed its quarterly report on Form 10-Q for the second quarter) through September 22, 1998 (when the Company issued a press release concerning its credit card losses). The complaint includes claims for negligent misrepresentation, common law fraud, statutory fraud and violations of the California Corporations Code. The complaint has not yet been served on the

Company. It is the Company's view that certain of the claims asserted in the complaint are legally deficient and that none of the claims asserted by the plaintiff are well grounded factually. The Company intends to defend vigorously the asserted claims.

     The Bank is a defendant in several individual and class actions brought by several borrowers which raise claims with respect to the manner in which the Bank serviced certain adjustable rate mortgages which were originated during the period 1983 through 1988. Six actions were filed between July 1992 and February 1995, one in Federal District Court and five in California Superior Court. In the federal case the Bank won a summary judgment in the District Court. This judgment was appealed and the Ninth Circuit Court of Appeals affirmed in part, reversed in part and remanded back to the District Court for further proceedings. The District Court has ruled in favor of certifying a class in that action. Three of the California Superior Court cases resulted in final judgments in favor of the Bank, after the plaintiffs unsuccessfully appealed the trial court judgments in favor of the Bank. The other two cases have been dismissed. The plaintiffs' principal claim in these actions is that the bank selected an inappropriate review date to consult the index upon which the rate adjustment is based that was one or two months earlier than what was required under the notes. In a declining interest rate environment, the lag effect of an earlier review date defers the benefit to the borrower of such decline, and the reverse would be true in a rising interest rate environment. The Bank strongly disputes these contentions and is vigorously defending the remaining suit. The legal responsibility and financial exposure of this claims presently cannot be reasonably ascertained and, accordingly, there is a risk that the outcome of the remaining claim could result in the payment of monetary damages which could be material in relation to the financial condition or results of operations of the Bank. The parties are in settlement negotiations but no assurances can be given regarding the outcome of such negotiations.

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

     Not applicable

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

    EXHIBIT
      NO.                             DESCRIPTION
-------------  -----------------------------------------------------------------
     2.1 Agreement and Plan of Reorganization, dated as of March 27, 1996, among Fidelity, Bank Plus Corporation and Fidelity Interim Bank (incorporated by reference to Exhibit 2.1 to the Form 8-B of Bank Plus filed with the SEC on April 22, 1996 (the "Form 8-B")).*
     2.2 Agreement and Plan of Merger, dated June 25, 1997, among Bank Plus Corporation, Fidelity and Hancock Savings Bank, F.S.B (incorporated by reference to Exhibit 2.2 to the Form S-4 of Bank Plus filed with the SEC on June 30, 1997).*
     3.2       Bylaws of Bank Plus Corporation (incorporated by reference to
               Exhibit 3.2 to the Form 8-B).*
     4.1 Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form 8-B).*
     4.2 Indenture dated as of July 18, 1997 between Bank Plus Corporation and The Bank of New York, as trustee relating to the 12% Senior Notes due July 18, 2007 of Bank Plus Corporation (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-8 of Bank Plus filed on September 4, 1997).*
     10.1 Promissory Note, dated August 3, 1994, by Citadel Realty, Inc. in favor of Fidelity and related loan documents (1661 Camelback
               Road) (incorporated by reference to Exhibit 10.14 to the Form 8-B).*
     10.2 Guaranty Agreement, dated August 3, 1994, by Citadel Holding Corporation ("Citadel") in favor of Fidelity (incorporated by reference to Exhibit 10.15 to the Form 8-B).*
     10.3 Tax Disaffiliation Agreement, dated as of August 4, 1994, by and between Citadel and Fidelity (incorporated by reference to Exhibit 10.16 to the Form 8-B).*
     10.4 Option Agreement, dated as of August 4, 1994, by and between Fidelity and Citadel (incorporated by reference to Exhibit 10.17 to the Form 8-B).*
     10.5 Executive Employment Agreement, dated as of August 1, 1997, between Richard M. Greenwood and Fidelity (incorporated by reference to Exhibit 10.18 to the quarterly report on Form 10-Q for the quarter ended June 30, 1997).*
     10.6 Guaranty of Employment Agreement, dated as of August 1, 1997, between Richard M. Greenwood and Bank Plus (incorporated by reference to Exhibit 10.19 to the quarterly report on Form 10-Q for the quarter ended June 30, 1997).*
     10.7 Litigation and Judgment Assignment and Assumption Agreement, dated as of August 3, 1994, between Fidelity and Citadel (incorporated by reference to Exhibit 10.23 to the Form 8-B).*

    EXHIBIT
      NO.                             DESCRIPTION
-------------  -----------------------------------------------------------------
     10.8 Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the quarterly report on Form 10-Q for the quarterly period ended March 31, 1997).*
     10.9 Retirement Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.25 to the Form 8-B).*
     10.10 Form of Change in Control Agreement between the Bank and Mr. Greenwood (incorporated by reference to Exhibit 10.28 to the quarterly report on Form 10-Q for the quarter ended June 30,
               1997).*
     10.11 Form of Severance and Change in Control Agreement between the Bank and each of Messrs. Austin, Evans & Taylor (incorporated by reference to Exhibit 10.29 to the quarterly report on Form 10-Q for the quarter ended June 30, 1997).*
     10.12 Form of Severance and Change in Control Agreement between the Bank and each of Messrs. Condon & Stutz (incorporated by reference to Exhibit 10.30 to the quarterly report on Form 10-Q for the quarter ended June 30, 1997).*
     10.13 Form of Incentive Stock Option Agreement between the Bank and certain officers (incorporated by reference to Exhibit 10.30 to the Form 8-B).*
     10.14 Form of Amendment to incentive Stock Option Agreement between the Bank and certain officers (incorporated by reference Exhibit
               10.31 to the Form 8-B).*
     10.15 Form of Non-Employee Director Stock Option Agreement between the Bank and certain directors (incorporated by reference to Exhibit
               10.32 to the Form 8-B).*
     10.16 Form of Amendment to Non-Employee Director Stock Option Agreement between the Bank and certain directors (incorporated by reference to Exhibit 10.33 to the Form 8-B).*
     10.17 Standard Office Lease--Net, dated July 15, 1994, between the Bank and 14455 Ventura Blvd., Inc. (incorporated by reference to
               Exhibit 10.35 to the Form 8-B).*
     10.18 Standard Office Lease--Modified Gross, dated July 15, 1994, between the Bank and Citadel Realty, Inc. (incorporated by reference to Exhibit 10.36 to the Form 8-B).*
     10.19 Loan Servicing Purchase and Sale Agreement dated March 31, 1995 between the Bank and Western Financial Savings Bank, FSB (incorporated by reference to Exhibit 10.37 to the Form 8-B).*
     10.20 Loan Servicing Purchase and Sale Agreement dated May 15, 1996 between Fidelity and Western Financial Savings Bank (incorporated by reference to Exhibit 10.37 to the quarterly report on Form 10-Q for the quarterly period ended June 30, 1996).*
     10.21 First Amendment to Standard Office Lease--Modified Gross, dated as of May 15, 1995 between the Bank and Citadel Realty, Inc (incorporated by reference to Exhibit 10.42 to the quarterly report on Form 10-Q for the quarterly period ended September 30,
               1996).*
     10.22 Second Amendment to Standard Office Lease--Modified Gross, dated as of October 1, 1996, between the Bank and Citadel Realty, Inc (incorporated by reference to Exhibit 10.43 to the quarterly report on Form 10-Q for the quarterly period ended September 30,
               1996).*
     10.23 Form of Indemnity Agreement between Bank Plus and its directors and senior officers (incorporated by reference to Exhibit 10.44 to the quarterly report on Form 10-Q for the quarterly period ended September 30, 1996).*
     10.24 Promissory Note, dated July 31, 1996, from Richard M. Greenwood to Bank Plus (incorporated by reference to Exhibit 10.55 to the 1996 Form 10-K).*
     10.25 Bank Plus Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.56 to the quarterly report on Form 10-Q for the quarter ended June 30, 1997).*
     10.26 Form of 1997 Non-Employee Director Stock Option Agreement between the Company and certain directors (incorporated by reference to Exhibit 10.57 to the 1997 Form 10-K).*
     10.27 Form of 1998 Non-Employee Director Stock Option Agreement between the Company and certain directors (incorporated by reference to Exhibit 10.58 to the quarterly report on Form 10-Q for the quarter ended March 31, 1998).*

    EXHIBIT
      NO.                             DESCRIPTION
-------------  -----------------------------------------------------------------
     10.28 Form of Stock Option Agreement between the Company and Messrs. Greenwood, Austin, Condon, Evans, Stutz and Taylor (incorporated by reference to Exhibit 10.58 to the quarterly report on Form 10-Q for the quarter ended March 31, 1998).*
     10.29 Form of Incentive Stock Option Agreement between the Company and Messrs. McNamara and Villa (incorporated by reference to Exhibit
               10.58 to the quarterly report on Form 10-Q for the quarter ended March 31, 1998).*
     10.30 Form of Change in Control Agreement between the Company and Messrs. McNamara and Villa (incorporated by reference to Exhibit
               10.58 to the quarterly report on Form 10-Q for the quarter ended March 31, 1998).*
     10.31 Settlement Term Sheet dated as of October 30, 1998 between Fidelity and American Direct Credit LLC
     27.       Financial Data Schedule.

----------
*    Indicates previously filed documents.

     (b) Reports on Form 8-K

         A current report on Form 8-K was filed with the SEC on August 25, 1998 reporting on Item 5. "Other Events" regarding the retention of Keefe, Bruyett & Woods, Inc. as financial advisor to assist the Company in the pursuit of its strategic objectives.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BANK PLUS CORPORATION
                                     Registrant



Date:   November 19, 1998                       /s/ Mark K. Mason
                                     -------------------------------------------
                                                   Mark K. Mason
                                              CHIEF EXECUTIVE OFFICER
                                     (PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER)