Form 10-K
period 1998-12-31
BANK PLUS CORP
filed 1999-04-01
CIK 1012616

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 549-3116

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of March 12, 1999, was $91,933,905.

     As of March 12, 1999, Registrant had outstanding 19,408,449 shares of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

================================================================================

                              BANK PLUS CORPORATION

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
           Glossary of Defined Terms......................................    ii

                                     PART I
Item 1.    Business.......................................................     1
           General........................................................     1
           Recent Developments............................................     1
           Retail Financial Services......................................     4
           Lending Activities.............................................     5
           Loan Servicing.................................................     6
           Credit Administration..........................................     8
           Investments....................................................     9
           Borrowings.....................................................     9
           Competition....................................................    10
           Employees......................................................    11
           Regulation and Supervision.....................................    11
Item 2.    Properties.....................................................    22
Item 3.    Legal Proceedings..............................................    22
Item 4.    Submission of Matters to a Vote of Security Holders............    25

                                     PART II
Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters..........................................    26
Item 6.    Selected Financial Data........................................    27
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................    28
           Forward-looking Statements.....................................    29
           Results of Operations..........................................    29
           Net Interest Income............................................    30
           Provision for Estimated Loan Losses............................    32
           Noninterest Income (Expense)...................................    32
           Operating Expenses.............................................    33
           Income Taxes...................................................    34
           Financial Condition............................................    36
           Asset Quality..................................................    42
           Regulatory Capital Compliance..................................    54
           Liquidity......................................................    55
           Asset/Liability Management and Market Risk.....................    59
           Year 2000......................................................    64
           Recent Accounting Pronouncements...............................    66
Item 8.    Financial Statements and Supplementary Data....................    66
Item 9.    Change in and Disagreements with Accountants on Accounting and
             Financial Disclosure.........................................    66

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant.............    67
Item 11.   Executive Compensation.........................................    67
Item 12.   Security Ownership of Certain Beneficial Owners and Management.    67
Item 13.   Certain Relationships and Related Transactions.................    67

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K..........................................................    68
           Signatures.....................................................    72

                              BANK PLUS CORPORATION

                            GLOSSARY OF DEFINED TERMS


     The following defined terms are used throughout the Company's Annual Report on Form 10-K:

              DEFINED TERM                                          DESCRIPTION
      ------------------------------   ---------------------------------------------------------------------
      ACES........................     FNMA's Alternative Credit Enhancement Structure
      Acquisition S-4.............     Registration Statement on Form S-4
      Acquisition Shares..........     Bank Plus Common Stock
      ADC.........................     American Direct Credit, LLC
      AFS.........................     available for sale
      ALCO........................     Asset Liability Committee
      ALLL........................     allowance for loan and lease losses
      Americash...................     Americash, L.L.C.
      ARMs........................     adjustable rate mortgages
      ATM.........................     automated teller machine
      Bank Plus...................     Bank Plus Corporation
      BIF.........................     Bank Insurance Fund
      BPCS........................     Bank Plus Credit Services Corporation
      CalPERS.....................     California Public Employee's Retirement System
      CDs.........................     certificates of deposits
      CERCLA......................     Comprehensive Environmental Response,  Compensation and Liability Act
                                         of 1980
      Citadel.....................     Citadel Holding Corporation
      CMO.........................     collateralized mortgage obligation
      Coast.......................     Coast Federal Bank, FSB
      COFI........................     Eleventh District Cost of Funds Index
      the Company.................     Bank Plus, Fidelity, Gateway and BPCS
      CRA.........................     Community Reinvestment Act
      Direct Furniture............     Direct Furniture, Inc.
      EGRPRA......................     Economic Growth and Regulatory Paperwork Reduction Act
      EPS.........................     earnings per share
      Exchange Offer..............     Exchange  offer of Bank Plus  Senior  Notes for  Fidelity's  Series A
                                         Preferred Stock, as consummated on July 18, 1997
      FAMCO.......................     First Alliance Mortgage Company
      FASB........................     Financial Accounting Standards Board
      FDIA........................     Federal Deposit Insurance Act
      FDIC........................     Federal Deposit Insurance Corporation
      FDICIA......................     Federal Deposit Insurance Corporation Improvement Act of 1991
      FFIEC.......................     Federal Financial Institutions Examinations Council
      FHA.........................     Federal Housing Administration
      FHLB........................     Federal Home Loan Bank
      FHLB advances...............     ARMs and variable rate borrowings from the FHLB system
      FHLMC.......................     Federal Home Loan Mortgage Corporation
      FICO........................     Fair Isaac Company
      FICO Debt...................     Financing Corporation debt obligations
      Fidelity or the Bank........     collectively,  Fidelity  Federal Bank, A Federal Savings Bank and its
                                         subsidiaries
      FIRREA......................     Financial Institutions Reform, Recovery, and Enforcement Act of 1989
      FNMA........................     Federal National Mortgage Association

                                                                     (CONTINUED)


              DEFINED TERM                                          DESCRIPTION
      ------------------------------   ---------------------------------------------------------------------
      FRB.........................     Board of Governors of the Federal Reserve System
      FSLIC.......................     Federal Savings and Loan Insurance Corporation
      FTB.........................     California Franchise Tax Board
      FTEs........................     full-time equivalent employees
      GAAP........................     Generally Accepted Accounting Principles
      Gateway.....................     Gateway Investment Services, Inc.
      GNMA........................     Government National Mortgage Association
      Hancock.....................     Hancock Savings Bank, FSB
      HOLA........................     Home Owners' Loan Act of 1933, as amended
      IMCR........................     Individual Minimum Capital Requirement
      Instant Reserve.............     overdraft protection on customer checking accounts
      IRC.........................     Internal Revenue Code
      LGS.........................     loan grading system
      LIBOR.......................     London Interbank Offered Rate
      MBS.........................     mortgage-backed securities
      MD&A........................     Management's Discussion and Analysis of Financial Condition and
                                         Results of Operations
      MMG.........................     MMG Direct, Inc.
      MOA.........................     Mall of America
      MTN.........................     8.50% mortgage-backed medium-term note, Series A, due April 15, 1997
      NASD........................     National Association of Securities Dealers, Inc.
      Nasdaq......................     Nasdaq National Market
      NOL.........................     net operating loss
      NPAs........................     nonperforming assets
      NPLs........................     nonaccruing loans
      NPV.........................     net portfolio value
      OACFV.......................     option adjusted cash flow valuation
      OTS.........................     Office of Thrift Supervision
      the Plan....................     Accelerated Asset Resolution Plan
      PCA.........................     Prompt Corrective Action
      QTL.........................     Qualified Thrift Lender
      Renzi.......................     Renzi Co. LLC
      REO.........................     real estate owned
      SAIF........................     Savings Association Insurance Fund
      SEC.........................     Securities and Exchange Commission
      Senior Notes................     Bank Plus' 12% Senior Notes due July 18, 2007
      Preferred Stock.............     Fidelity's 12% Noncumulative  Exchangeable Perpetual Preferred Stock,
                                         Series A
      the Service.................     Internal Revenue Service
      SFAS........................     Statement of Financial Accounting Standards
      Stock Option Plan...........     Stock Option and Equity Incentive Plan
      SVAs........................     specific valuation allowances
      Systems.....................     Computer software programs, systems and devices
      TDR.........................     troubled debt restructuring
      TFR.........................     Thrift Financial Report
      VA..........................     Veterans Administration
      Y2K.........................     Year 2000

                                     PART I

ITEM 1.    BUSINESS
                              BANK PLUS CORPORATION

GENERAL

     Bank Plus Corporation ("Bank Plus"), through its wholly-owned subsidiaries, Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries (collectively "Fidelity" or the "Bank"), Gateway Investment Services, Inc. ("Gateway") and Bank Plus Credit Services Corporation ("BPCS") (collectively, the "Company"), offers a broad range of consumer financial services, including demand and term deposits and loans to consumers. In addition, through Gateway, a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, the Bank provides customers with uninsured investment products, including mutual funds and annuities. Fidelity operates through 38 full-service branches, 37 of which are located in southern California, principally in Los Angeles and Orange counties, and one of which is located at the Mall of America ("MOA") in Bloomington, Minnesota.

     The Company derives its income primarily from the interest it receives on loans and investment securities and, to a lesser extent, from fees received from the sale of uninsured investment products and in connection with loans and deposit services, as well as other services. Its major expenses are the interest it pays on deposits and on borrowings, provisions for estimated credit losses, and general operating expenses. The Company's operations, like those of other financial institutions, are significantly influenced by general economic conditions, by the strength of the real estate market, by the monetary, fiscal and regulatory policies of the federal government and by the policies of financial institution regulatory authorities.

     Fidelity's deposits are highly concentrated in Los Angeles and Orange counties. The retail branches held total deposits of approximately $2.9 billion at December 31, 1998. The Bank's loan portfolio consists of mortgage loans and consumer loans. At December 31, 1998, the Bank's gross mortgage loan portfolio aggregated approximately $2.4 billion, 60.7% of which was secured by residential properties containing 5 or more units, 31.8% of which was secured by single family and multifamily residential properties containing 2 to 4 units and 7.5% of which was secured by commercial and other property. At that same date, 94.8% of the Bank's mortgage loans consisted of adjustable-rate mortgages. At December 31, 1998, the Bank's consumer loan portfolio consisted of $350.1 million of credit card loans, $17.7 million of automobile loans and $12.2 million of other consumer loans.

     Over the past 18 months, the Company has been actively addressing its Year 2000 ("Y2K") compliance objective. A detailed discussion of the current status of the Company's compliance objectives is in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section of this report on form 10-K.

     The principal executive offices of Bank Plus and Fidelity are located at 4565 Colorado Boulevard, Los Angeles, California 90039, telephone number (818) 549-3116.

RECENT DEVELOPMENTS

   1998 FINANCIAL RESULTS

     The Company reported a net loss of $56.3 million for the year ended December 31, 1998, as compared to net earnings of $12.7 million for the year ended December 31, 1997. During 1998, the Company recorded a provision for estimated loan losses of $73.0 million and incurred operating expenses of $105.0 million. Increasing delinquencies and charge-offs in the credit card loan portfolio were the primary causes for the significant increase in the provision for estimated loan losses. Operating expenses, which increased $41.9 million for the year as compared to the corresponding 1997 period, were higher primarily due to costs associated with the Bank's credit card programs and other business initiatives including the financial education program for members of the California Public Employees Retirement Systems ("CalPERS"), electronic commerce activities, a planned name change, the indirect auto loan program and its MOA branch.

   CREDIT CARD OPERATIONS

     During 1998, the Bank significantly increased its primarily sub-prime credit card portfolio. Beginning in the third quarter of 1998, the Bank experienced increases in delinquencies and charge-offs in excess of prior expectations. To mitigate the deterioration of credit quality in the credit card portfolio and to address operational problems encountered in the MMG Direct, Inc. ("MMG") program the Bank, in October 1998, terminated its agreement with MMG. American Direct Credit, LLC ("ADC") and the Bank entered into a settlement agreement in November 1998 in which they agreed to wind down originations under the ADC program and terminate the related agreement. No new accounts have been originated under the MMG program since August 1998. During the fourth quarter of 1998, the Bank also ceased originating credit cards under the First Alliance Mortgage Company ("FAMCO") and Renzi Co., LLC ("Renzi") programs. Currently, the Bank is only originating credit card accounts under the Direct Furniture, Inc. ("Direct Furniture") program.

     Under the Bank's agreement with ADC, the Bank stopped originating new accounts under the ADC program in the first quarter of 1999, ADC was relieved of its obligations to pay for further credit losses, the Bank received all of the revenues from the ADC program beginning November 1, 1998 and the remaining balances in the cash reserve account were transferred to the Bank. In addition, ADC continued to provide collection services for the portfolio through March 31, 1999 and ADC or its nominee had the right to purchase all outstanding balances and accounts at a formula price through March 31, 1999.

     During the second quarter of 1998, the Bank's new credit processing center located in Beaverton, Oregon began providing customer service and collection services for portions of the Bank's credit card programs, services that would otherwise be provided by third parties. This new processing center is operated by BPCS. Through December 31, 1998, Bank Plus had contributed $4.5 million to BPCS to support start-up costs and the acquisition of fixtures and equipment.

   CHANGES IN EXECUTIVE MANAGEMENT

     On October 28, 1998, Mark K. Mason was appointed President and Chief Executive Officer of the Company, replacing Richard M. Greenwood, who had resigned in September 1998. Additionally, senior lending management was changed in late 1998, with the resignations of W. C. Taylor III, Chief Lending Officer of the Bank and President of BPCS and Jeff Hug, Senior Vice President of credit card operations. In November 1998, John M. Michel was appointed Executive Vice President and Chief Financial Officer of the Company, Godfrey B. Evans was promoted to Chief Administrative Officer and Richard Villa was promoted to Director of Finance-Treasurer. During the first quarter of 1999, Robert Condon and Steven Austin, Executive Vice Presidents, resigned from the Company.

   CHANGES IN THE COMPANY'S STRATEGY

     Bank Plus has revised its strategic plan in view of the disappointing results of its previous business plan, and has significantly curtailed the origination of new credit card accounts and discontinued its indirect auto loan program, electronic commerce activities and a planned name change. The Company's business plan for 1999 provides for, among other things:

o Conforming and non-conforming single family mortgage loan originations and purchases

o Reduction of the operating expenses of the core bank, to below 1997 levels

o        Expansion of its net interest margin

o        Becoming well capitalized in 1999

o An improvement in credit quality in the credit card portfolio through seasoning and increased collection efforts



     While the Company believes that it can achieve the business plan adopted, there can be no assurance that these objectives will be achieved. The reduction in operating expenses excludes the effect of increases in Federal Deposit Insurance Corporation ("FDIC") insurance premiums and higher regulatory costs associated with the Bank's regulatory status and capital category as well as increased legal costs associated with the wind down of credit card programs. The Company will continue to provide all necessary resources to the Year 2000 ("Y2K") project.

     The Company is engaged in negotiations with a third party to sell its MOA branch and certain intellectual property assets. No assurance can be given that a sale of the MOA branch will be consummated.

     In March 1999, the Company sold $10.5 million or 64% of its auto loan portfolio. Under the sales agreement, the buyer of the portfolio has a 90 day option to purchase an additional $3.2 million of the portfolio. The Buyer will also service the portfolio still owned by the Company. The gain or loss from the sale of this portfolio is not expected to be material.

     In January 1999, the Company transferred its financial education program for the members of the California Public Employee's Retirement System ("CalPERS") to a new limited liability company which has assumed responsibility for funding all financial requirements of the CalPERS program. The Company owns a minority interest in the new limited liability company, and will be entitled to all profits from future CalPERS program operations until it is reimbursed for its investment in the program of $2.0 million.

     In November 1998, Americash, L.L.C. ("Americash") completed the sale of its operations to a third party, and in connection with the sale all amounts owed by Americash to the Bank were paid. The ATM cash services provided by the Bank were terminated effective March 10, 1999, which will result in a reduction in fee income for cash services to the Bank. Revenues recorded by the Company related to the ATM cash services program were $3.4 million and $1.0 million in 1998 and 1997, respectively.

     During the third quarter of 1998, the Company engaged a financial advisor to assist in the pursuit of strategic objectives. At the end of the 1998 fourth quarter the company, with the help of its financial advisors, initiated a process to explore a potential sale with parties interested in an acquisition of
(1) the Company and/or (2) the bank's credit card portfolio and operations. Subject to confidentiality agreements, Bank Plus distributed information on the company and has received indications of interest from several parties. Due diligence reviews have been completed by some of the parties. As of March 31, 1999, no definitive offers to acquire the company have been made. There can be no assurance that any offers will be made in the future or that the terms of any offers received by the company would be considered adequate.

   REGULATORY CAPITAL AND SUPERVISION

     As a result of the net loss recorded for 1998, the Bank was categorized as "adequately capitalized" as of December 31, 1998 for regulatory capital purposes as compared to "well capitalized" as of December 31, 1997. The Bank's core and risk-based capital ratios as of December 31, 1998 were 4.36% and 8.95%, respectively. The core capital to adjusted total assets ratio, which had the smallest excess of all the capital ratio measurements at December 31, 1998 had an excess of $13.5 million above the minimum level required to be considered "adequately capitalized".

     The Company plans to reduce total assets in the near future to improve its regulatory capital ratios. This reduction in assets is expected to be accomplished through reductions in cash equivalents and mortgage-backed securities ("MBS"). The cash generated by these asset sales will be used to reduce liabilities of the Bank, which may include sales of deposits, reductions of deposits through repricing and the prepayment of Federal Home Loan Bank ("FHLB") advances. Because the Company earns a spread on its interest-earning assets over its interest-bearing liabilities, a reduction in the level of assets will reduce the Company's net interest income.

     The Office of Thrift Supervision ("OTS") completed its safety and soundness examination during the third quarter of 1998. As a result of the OTS' findings, the Bank is subject to certain regulatory restrictions including, but not limited to: (i) a prohibition, absent OTS prior approval, on increases in total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter, (ii) a requirement that the Bank submit to the OTS for prior review and approval the names of proposed new directors and senior executive officers and proposed employment contracts with any director or executive officer, (iii) a requirement that the Bank submit to the OTS for prior review and approval any third party contracts outside the normal course of business, and (iv) the ability of the OTS, in its discretion, to require 30 days prior notice of all transactions between the Bank and its affiliates. The Bank has responded to criticisms from the OTS, including providing the OTS with a business plan that demonstrates the Bank's ability to provide future earnings and return to the status of a well capitalized institution for regulatory capital purposes.



     As a result of the changes in the Bank's regulatory capital levels and status, the Bank's FDIC insurance premium increased to an annual rate of 0.30% of deposits beginning in the first quarter of 1999 from its prior level of 0.09% and its supervisory audit costs will increase by approximately $200,000 in 1999.

RETAIL FINANCIAL SERVICES

     Fidelity operates in Southern California through a network of 37 full-service branches which are located throughout three counties, but are concentrated in Los Angeles and Orange counties. Fidelity also maintains one full-service branch located in Bloomington, Minnesota in the MOA. Average deposits at the Bank's Southern California branches are $80 million. Deposits at 22 of the branches exceed $60 million, with seven of these branches having deposits in excess of $100 million.

   DEPOSITS

     As is typical for a thrift, the Bank has relied heavily on certificates of deposit ("CDs") to provide the bulk of its funding. At December 31, 1998, the composition of deposits are 17% transaction accounts and 83% CDs. All the $2.9 billion of deposits were gathered through the branch system as the Bank has no brokered CDs.

     The Bank's transaction accounts consist of basic checking and savings accounts, including money market accounts. The basic checking accounts are primarily non-interest bearing accounts that charge monthly service fees. The Bank's saving accounts bear interest at rates ranging from 1% to 5%. The Bank offers CDs with maturities ranging from 1 month to 5 years generally bearing interest rates at levels consistent with the Bank's primary competitors. Historically, the Bank has offered CDs with higher interest rates and less restrictive withdrawal and deposit features to increase its deposits. >From time to time, the Bank has also matched competitor's rates to retain maturing CDs. During the fourth quarter of 1998, as part of the Bank's efforts to reduce its overall funding costs and increase its regulatory capital ratios through the reduction of its assets and liabilities, the Bank reduced the rates on selected CDs to levels below that of its competitors. The greatest disparity in interest rates from that of its competitors was for deposits in excess of $100,000. This strategy resulted in a reduction in total deposits during the fourth quarter of 1998 of $108 million, 98% of which were in CDs in excess of $100,000. This also resulted in a reduction of the Bank's cost of deposits from 4.78% at September 30, 1998 to 4.53% at December 31, 1998. During 1999, the Bank intends to continue to employ its various pricing strategies to meet its deposit level goals.

   OTHER FINANCIAL SERVICES/INTEGRATED PLATFORM

     The Company offers credit, investment and insurance products to its customers through an "integrated platform" retail delivery strategy. This strategy is designed to integrate the sales of investment products with traditional banking products through a single sales force. Sales of investment, credit and certificate of deposit products take place in areas that are appropriately separated from the deposit-taking areas of the branches. Employees offering alternative investment products carry all appropriate NASD registrations and insurance licenses. The Company has extensive disclosure policies in place to minimize any possible confusion between FDIC-insured and non-insured products. Additionally, the Company conducts a needs assessment of each client to determine the appropriate product solution for his or her particular requirements.

     Gateway is responsible for providing the retail bank distribution system with a variety of investment products, such as mutual funds and fixed and variable annuities. Insurance products are offered through Fidelity's insurance agency subsidiary. Through Gateway, the Company has developed strategic relationships with nationally known providers of investment and insurance products. The use of these products serves to shift market acceptance risk from the Company and to enhance product and name recognition through relationships with nationally known entities, which also provide marketing support. For the five years ended December 31, 1998, total sales of investment products were $180.7 million, $159.8 million, $118.1 million, $89.8 million and $112.4 million, respectively.

     During the fourth quarter, the Bank replaced the 37 branch automated teller machines ("ATMs") with the latest release of Diebold 1072ix machines. The Bank currently processes over 1.2 million ATM transactions per year and approximately 30% of these transactions are for non-deposit customers of Fidelity.

LENDING ACTIVITIES

     Historically, the Bank's lending activities consisted primarily of single family and multifamily mortgage loan originations. In the third quarter of 1994, the Bank closed its wholesale correspondent single family origination network and its multifamily origination operations. Because of the efforts required to resolve credit problems in its multifamily loan portfolio, to recapitalize the Bank in 1995 and to reduce its operating expenses, no significant lending activities occurred in 1995 and 1996. Beginning in 1997, and continuing through 1998, the Bank's lending activity was focused on consumer loan products, such as credit card and auto loans. In the third quarter of 1998, the Bank also began operations to acquire or originate non-conforming mortgage loans.

     All of the Bank's credit card programs were developed with marketers who were responsible for marketing and processing applications. The Bank served as issuer and owner of the credit card accounts, and was responsible for the risk management associated with the extension of credit. The Bank developed and implemented the underwriting standards as well as the supporting risk management support systems. Underwriting was primarily based on Fair Isaac Company ("FICO") credit scoring methodology. At December 31, 1998 and 1997, the Banks portfolio of credit card loans totaled $350.1 million and $50.8 million, respectively.

     The Bank entered into credit enhancement credit card programs with ADC, FAMCO and Direct Furniture. Under the credit enhancement program, the marketer provides credit enhancements to guarantee full repayment of the Bank's outstanding receivables in the event of cardholder defaults, and, in exchange, has the right to purchase outstanding receivables at par and receives all revenues, net of expenses and funding costs paid to the Bank, from the program. The Bank is paid a funding cost based on a contractual spread over the Bank's cost of funds or the one month London Interbank Offered Rate ("LIBOR"). The marketer is required to fund a cash reserve account as part of the credit enhancement.

     The Bank entered into shared risk programs with MMG and Renzi. Under the shared risk programs, the Bank and the marketer shared equally the net earnings or loss of the program. The net earnings or loss included estimated loan loss provisions, fees paid to the marketer for originating the accounts and a yield paid to the Bank for funding the credit card balances.

     The Bank's credit card programs offered cards with credit limits ranging from $100 to $5,000. One of the programs, which was marketed to individuals at the lower end of the credit spectrum, had credit limits of $350 or $500 and charged origination fees of $249 and annual fees of $50 at the time of issuance. Two of the other programs provided credit cards to customers who utilized the cards to finance purchases from the marketers or from direct sales organizations with which the marketer had a contractual relationship. Credit limits for these cards were based on the amount of the purchase and the customers' credit.

     In October 1998, the Bank terminated its agreement with MMG and no new accounts have been originated under the MMG program since August 1998. Additionally, ADC and the Bank entered into a settlement agreement in which they agreed to wind down originations under the ADC program and terminate the related agreement. During the fourth quarter of 1998, the Bank also ceased originating credit cards under the FAMCO and Renzi programs. Currently, the Bank is only originating credit card accounts under the Direct Furniture program.

     Under the Bank's agreement with ADC, the Bank stopped originating new accounts under the ADC program in the first quarter of 1999, ADC was relieved of its obligations to pay for further credit losses, the Bank received all of the revenues from the ADC program beginning November 1, 1998 and the remaining balances in the cash reserve account were transferred to the Bank. In addition, ADC continued to provide collection services for the portfolio through March 31, 1999 and ADC or its nominee had the right to purchase all outstanding balances and accounts at a formula price through March 31, 1999. Because the Bank will now receive all of the interest income from the ADC credit card portfolio, the Bank's yield on the ADC credit card portfolio is expected to increase s ignificantly in 1999.

     During the third quarter of 1998, the Bank established a non-conforming mortgage loan division to acquire and originate non-conforming mortgage loans. In the first quarter of 1999, Fidelity began offering its own conforming and non-conforming mortgage loan products while continuing to offer the products of third parties. At this time, Fidelity's mortgage loan products consist of fixed rate fully amortizing 15 and 30 year first mortgages. The Bank anticipates offering its own adjustable rate first mortgages and fixed and adjustable rate second mortgages and home equity lines of credit in the future.

     At December 31, 1999 the Bank's portfolio of non-conforming mortgage loans totaled $40 million. These loans are expected to experience higher levels of delinquencies and credit losses than the Bank's current mortgage loan portfolio; however, these loans are expected to provide a higher risk adjusted yield.

     Beginning in the fourth quarter of 1997, the Bank started a program which utilized a marketer to generate applications for an auto loan program. Theses loans were primarily used to finance the purchase of used autos from auto dealers. During the fourth quarter of 1998, the Bank discontinued the auto loan program.

     The Bank offers overdraft protection for checking account customers through its "Instant Reserve" personal line of credit. The Instant Reserve account offers average credit limits of $1,500 and is available to new and existing checking customers.

LOAN SERVICING

     Servicing of the Bank's loan portfolio is performed by the Company or contract servicers. The Bank services the multifamily mortgage loan portfolio, which is almost exclusively located in California, the commercial and industrial mortgage loan portfolio and the nonconforming residential mortgage portfolio. The Bank's credit card portfolio is serviced by BPCS, the credit card marketers or unaffiliated credit card servicers. The Bank contracts with outside companies for servicing of the Bank's conforming single family mortgage loan portfolio, home equity loans and auto loans. In 1996, the Bank sold the servicing rights to substantially all of the then existing single family and 2 to 4 unit loans. In the future, servicing of new originations may be retained by the Bank.

   MORTGAGE LOAN PORTFOLIO

     The Bank's Loan Servicing Department is responsible for collecting payments from borrowers, accounting of principal and interest, contacting delinquent borrowers, and conducting foreclosure proceedings. The Bank tracks and maintains impound accounts for taxes and insurance and provides annual analysis of each account. In addition, the Bank monitors active hazard and flood insurance and will place insurance on the property in the event the borrower's coverage lapses.

     In addition to servicing its own assets, the Bank provides servicing on mortgage loans previously sold by the Bank to over 30 investors. Fidelity is an approved originator and servicer for the Federal National Mortgage Association (the "FNMA"), the Federal Home Loan Mortgage Corporation (the "FHLMC") and the Federal Housing Administration (the "FHA").

     The Bank has a sophisticated computer-based loan servicing system that enables it to provide effective and efficient processing of loans. The system, which is able to service fixed and adjustable rate loans as well as loans with staggered due dates, provides the Bank with payment processing, cashiering, collection and reporting capabilities.

     Collection activity commences upon the expiration of the grace period. A series of two notices are mailed to delinquent borrowers over a period of 30 days and telephone calls are made on a weekly basis. Upon commencing foreclosure action, the borrower is informed of the foreclosure status and the reinstatement period. Property inspections are obtained to observe the condition of the property and to determine whether changes in the value have occurred since the date of origination. The Bank forecloses as quickly as state regulations allow. The process may be extended in the event the borrower files bankruptcy or the Bank enters into negotiations with the borrower for a loan restructure or workout.

     Regulation and practices regarding the foreclosure of properties and the rights of the borrower in default vary greatly from jurisdiction to jurisdiction. Loans originated by the Bank are secured by mortgages, deeds of trust, security deeds or deeds to secure debt, based upon the prevailing practice in the state in which the property securing the loan is located. Depending upon local law, foreclosure is effected by judicial action and or/non-judicial sale, and is subject to various notice and filing requirements. In California, where the majority of the Bank's collateral is located, foreclosure proceedings usually take the form of a nonjudicial foreclosure, which is typically a four month process. Upon completion, the Bank obtains title to the collateral but is left generally without recourse against the borrower for any deficiency from the difference between the value of the collateral and the loan amount.

     Properties are managed prior to and post foreclosure sale with the objective of maximizing the return on each individual asset. This strategy includes loan modifications, short sales, deeds in lieu of foreclosure and rehabilitation of certain properties when the investment significantly increases the net yield on the asset. The Bank may agree to restructure the loan if it determines that the loan, as modified, is likely to result in a greater ultimate recovery than taking title to the property. Among the factors the Bank considers in restructuring a loan is the extent to which the borrower pays down the loan, furnishes additional collateral or makes a further investment in the property by way of repairs or refurbishment, and demonstrates an awareness and ability to manage the property according to a reasonable operating plan.

     The outside servicers that provide servicing for certain of the Bank's mortgage loans perform their customer services, collection, foreclosure and asset disposition services in a manner similar to that performed by the Bank. These servicers are also responsible for remitting collections and providing detailed activity reporting on a monthly basis. The Bank's loan servicing department is responsible for monitoring the performance of these outside servicers.

   CONSUMER LOAN PORTFOLIO

     The Bank's credit card portfolios are serviced by BPCS, the related marketers or unaffiliated third party processors. BPCS, which operates the Company's credit card servicing center located in Beaverton, Oregon, began operations during the second quarter of 1998. BPCS currently provides customer service for the MMG, Direct Furniture and Renzi credit card portfolios, and provides collection services for the MMG and Renzi credit card portfolios. Collection services for the ADC and Direct Furniture credit card portfolios are performed by the related marketer. An unaffiliated third party servicer provides customer service for the ADC credit card portfolio. FAMCO provides both customer service and collection services for the FAMCO credit card portfolio. Beginning April 1, 1999, BPCS will provide customer service and collection services for the ADC credit card portfolio.

     The Bank's auto loans and home equity loans are serviced by companies with specialized expertise in servicing these loan products. These servicers are responsible for customer and collection services, repossession or foreclosure actions and the disposition of repossessed autos or foreclosed property. These servicers remit collections to the Bank and provide periodic reporting on the related portfolios.

CREDIT ADMINISTRATION

     The credit administration function is responsible for monitoring and assessing the credit risk in the Bank's loan portfolio. This includes the identification, measurement and establishment of credit loss reserves, including the allowance for loan and lease losses ("ALLL") and specific valuation allowances ("SVAs").

   LOAN MONITORING

     The Bank has a loan review system that is designed to meet the following objectives:

          o To identify, in a timely manner, loans with potential credit or collateral weaknesses and to appropriately classify loans with well defined weaknesses that jeopardize loan repayment so that timely action can be taken and credit losses can be mitigated.

          o To project relevant trends that affect the collectibility of the loan portfolio and to isolate potential problem areas that may exhibit adverse trends.

          o To provide essential information to assess the adequacy of the allowance for loan losses and to identify and recognize in a timely manner estimated specific loan losses.

          o To assess the adequacy of and adherence to the Bank's internal credit policies and loan administration procedures and to monitor compliance with the foregoing and with relevant laws and regulations.

     The Bank considers such risk factors as payment history, collateral value, income property cash flow, property condition, and the borrower's financial capacity and property management experience in its monitoring and risk grading process.

   LOAN GRADING SYSTEM

     The Bank has a loan grading policy which is implemented through a loan grading system ("LGS"). The evaluation of each loan is based on four key risk attributes: (1) ability of income from the property to act as the primary source of repayment, (2) value of the collateral if a sale is required, (3) ability and willingness of the borrower to pay, and (4) market trends in the area around the property. Grading loans involves assessing various risk indicators related to the borrower. For income properties, the primary source of repayment is cash flow from the operation of the property. The adequacy of the property's cash flow is the primary determinant of the risk grade. The borrowers historical payment performance, including loan payments, tax payments, insurance payments and property maintenance, is also reviewed when determining a loan grade. The absence of borrower performance indicates a lack of capacity and possible downgrade of the loan. The value of the collateral is considered a secondary source of repayment which becomes more important when the primary sources become weaker. The collateral value can influence the primary repayment source by motivating the borrower to continue supporting the property or impacting the borrower's ability to refinance the loan.

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

     An asset designated as SPECIAL MENTION does not currently expose the institution to a sufficient degree of risk to warrant an adverse classification. However, it does possess credit deficiencies or potential weaknesses deserving management's close attention. If uncorrected, such weaknesses or deficiencies may expose an institution to an increased risk of loss in the future. Special Mention assets are also referred to as criticized.

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


INVESTMENTS

     The Company's investment activities have consisted of trading, available for sale ("AFS") and held to maturity portfolios as well as short term liquidity investing.

     An investment trading portfolio is used to generate gains from the purchases and sale of securities. Securities held in a trading portfolio consist primarily of agency mortgage-backed securities ("MBS") which allows the Company to earn interest during the period which these securities are held. During the third quarter of 1998, the Company liquidated its investment trading portfolio and at December 31, 1998, the Company did not have an investment trading portfolio.

     The Company's AFS and held to maturity investment portfolios are used to generate interest income for funds not invested in loans. The AFS portfolio provides flexibility to the Company in managing its balance sheet as these assets are generally more marketable than loans. Investments in the Company's AFS and held to maturity portfolios primarily consists of agency MBS, treasuries and collateralized mortgage obligations ("CMO"). At December 31, 1998, the Company had $494.9 million in its AFS and held to maturity portfolios.

     The Company is required to maintain a certain level of liquidity in the form of cash or cash equivalents. In addition, the Company may have additional liquidity as a result of its balance sheet management. This liquidity is invested in agency MBS, treasuries, federal funds sold and whole loan investment repurchase agreements. At December 31, 1998, the Company had cash and cash equivalents of $ 380.5 million.


BORROWINGS

     In addition to retail deposits, the Company obtains funding from Federal Home Loan Bank ("FHLB") advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. The Company may, from time to time, utilize brokered deposits as a short-term means of funding. These deposits are obtained or placed by or through a deposit broker and are subject to certain regulatory limitations.

     The Company utilizes FHLB advances as a source of funds for operations. The FHLB System functions as a source of credit to financial institutions which are members of a Federal Home Loan Bank. Fidelity may apply for advances from the FHLB secured by the capital stock of the FHLB owned by Fidelity and certain of Fidelity's mortgages and other assets (principally obligations issued or guaranteed by the U.S. Government or agencies thereof). Advances can be requested for any business purpose in which Fidelity is authorized to engage, except that advances with a term greater than five years can be granted only for the purpose of providing funds for residential housing finance. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. Fidelity's available FHLB line of credit is based primarily on a portion of Fidelity's residential loan portfolio pledged for such purpose, up to a maximum of 20% of total assets. Based on the total collateral pledged as of December 31, 1998, Fidelity's remaining available FHLB line of credit was $77.0 million.

     The Company has previously utilized the capital markets to obtain funds for its operations. The only such borrowing outstanding during 1997 was an 8.50% mortgage-backed medium-term note, Series A, due April 15, 1997 (the "MTN"). The Bank retired its $100 million mortgage-backed bonds on April 15, 1997. The funds were replaced with FHLB advances.

     On July 18, 1997, the Company issued approximately $51.5 million of its 12% Senior Notes due July 18, 2007 (the "Senior Notes") in exchange for the outstanding shares of 12% Noncumulative Exchangeable Perpetual Stock, Series A (the "Preferred Stock") issued by Fidelity in 1995. Holders of approximately 11,000 shares of the Series A Preferred Stock elected not to exchange their stock for Senior Notes and these shares are reflected as preferred stock issued by consolidated subsidiary on the Statement of Financial Condition as of December 31, 1998 and 1997.

     From time to time, Fidelity enters into reverse repurchase agreements by which it sells securities with an agreement to repurchase the same securities at a specific future date (overnight to one year). The Company deals only with dealers who are recognized as primary dealers in U.S. Treasury securities by the Federal Reserve Board or perceived by management to be financially strong. There were no reverse repurchase agreements outstanding at December 31, 1998 or 1997.


COMPETITION

     As a thrift institution, the Company's most significant revenue source is its loan portfolio and its primary source of funding is from deposits.

     During 1997 and 1998, the Company focused it loan origination activities on consumer loans. Prior to 1994, the Company primarily originated mortgage loans, including a substantial amount of loans secured by multi-family residences. In both these areas, the Company faces significant competition from thrifts, commercial banks, mortgage bankers and others. Competition is based primarily on pricing, credit access and customer service. Partly because of the competition in Southern California and in lending to customers with higher credit quality, the Company has expanded its origination activities beyond its local market and to customers with lower credit quality. This has put the Company in competition with local, regional and national companies for lending opportunities. A number of these competitors have significantly more resources than the Company, including larger asset bases, more equity, more locations and more employees.

     The Company has an established retail branch system in Southern California upon which it relies for its deposits. Because these deposits are heavily concentrated in certificates of deposit rather than transaction accounts, the Company's deposit base is more sensitive to changes in interest rates. Historically, because of expense constraints, the Company has not spent significant amounts in advertising its deposit products. Competition for customers' deposits is based on interest rates paid, perceived credit risk, account flexibility, costs and customer service. The Company faces significant competition in attracting funds from other thrifts, commercial banks, mutual funds, insurance companies, credit unions, investment banks, investment brokerage firms, pension funds and others. A number of competitors are significantly larger than the Company, maintain a better credit standing and are able to pay higher rates of return to customers. In addition, most of the Company's competitors spend more on advertising.

EMPLOYEES

     At December 31, 1998, the Company had 876 employees (including both full-time and part-time employees) with 722 average full-time equivalent employees ("FTEs") for the 1998 year and 820 FTEs for the month of December 1998, none of whom were represented by a collective bargaining group. Eligible employees are provided with 401(k) and other benefits, including life, medical, dental, vision insurance and short and long-term disability insurance. The Company considers employee relations to be satisfactory. However, the Company's disappointing results of operations and publicly disclosed intentions to consider the sale of the Company have adversely impacted its relations with employees. The Company has taken certain measures to retain key employees, including the granting of stock options and the execution of severance and change-in-control agreements.


REGULATION AND SUPERVISION

   GENERAL

     Bank Plus is a savings and loan holding company and, as such, is subject to the Office of Thrift Supervision (the "OTS") regulation, examination, supervision and reporting requirements. Fidelity is a federally chartered savings bank, a member of the FHLB of San Francisco, and its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") through the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. Fidelity is subject to extensive regulation by the OTS, as its chartering agency, and by the FDIC, as its deposit insurer. In addition to the statutes and regulations discussed below, Fidelity must undergo at least one full scope, on-site safety and soundness examination every year. The Director of the OTS is authorized to impose assessments on Fidelity to fund OTS operations, including the cost of examinations. The FDIC has "back-up" authority to take enforcement action against Fidelity if the OTS fails to take such action after a recommendation by the FDIC. The FDIC may also impose assessments on Fidelity to cover the cost of FDIC examinations. Finally, Fidelity is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB") with respect to certain aspects of its business.

     Changes in legislation and regulatory policy and the interpretations thereof have materially affected the business of the Company and other financial institutions in the past and are likely to do so in the future. There can be no assurance that future changes in the regulations or their interpretation will not adversely affect the business of Fidelity. Future legislation and regulatory policy could also alter the structures and competitive relationships among financial institutions. Regulatory authorities also have the power, in certain circumstances, to prohibit or limit the payment of dividends or other distributions by Fidelity, which may, in turn, adversely affect the ability of Bank Plus to pay its obligations as they become due. In addition, certain regulatory actions, including general increases in federal deposit insurance premiums, additional insurance premium assessments to recapitalize the SAIF or the application of the risk-based insurance premium system to Fidelity, may increase Fidelity's operating expenses in future periods and may have a material adverse impact on Fidelity's capital levels and results of operations.


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

     ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, then such unitary holding company also will become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, will have to register as, and become subject to the restrictions applicable to, a bank holding company. See "--Fidelity Regulation--Activities Regulation Not Related to Capital Compliance."

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


   FIDELITY REGULATION--CAPITAL REQUIREMENTS AND CAPITAL CATEGORIES

     FIRREA CAPITAL REQUIREMENTS. The OTS capital regulations, as required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks. The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish an individual minimum capital requirement ("IMCR") for a savings institution which is higher than the industry minimum requirements, upon a determination that an IMCR is necessary or appropriate in light of the institution's particular circumstances, such as if the institution is expected to have losses resulting in capital inadequacy, has a high degree of exposure to credit risk, has a high amount of nonperforming loans, has a high degree of exposure to concentration of credit risk or risks arising from nontraditional activities, or fails to adequately monitor and control the risks presented by concentration of credit and nontraditional activities.

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

     Risk-weighted assets are determined by multiplying each category of an institution's assets, including off balance sheet asset equivalents, by an assigned risk weight based on the credit risk associated with those assets, and adding the resulting products. The four risk weight categories range from 0% for cash and government securities to 100% for assets (including past-due loans and real estate owned ("REO")) that do not qualify for preferential risk-weighting.

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

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the OTS was required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and risks of nontraditional activities. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings institutions with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. An institution whose interest rate risk exposure (measured as set forth in the rule) exceeded 2% would be required to deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2% multiplied by the estimated economic value of the bank's assets. That dollar amount would be deducted from a bank's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer a bank's interest rate risk component on a case-by-case basis. The OTS has postponed the implementation of the new rule until the OTS has collected sufficient data to determine whether the rule is effective in monitoring and managing interest rate risk. No interest rate risk component would have been required to be added to the Bank's risk-based capital requirement at December 31, 1998 had the rule been in effect at that time.

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

     An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as undercapitalized. If an undercapitalized institution's capital ratios are less than 6.0% total capital to risk-weighted assets, 3.0% core capital to risk-weighted assets, or 3.0% core capital to adjusted tangible assets, it will be treated as significantly undercapitalized. Finally, an institution will be treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative perpetual preferred stock minus intangible assets other than supervisory goodwill and certain originated and purchased mortgage servicing rights) to adjusted tangible assets is equal to or less than 2.0%. At December 31, 1998, the Bank was adequately capitalized. See Item 7. "MD&A--Regulatory Capital Compliance."

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

     Any institution or holding company that fails to meet the standards must submit a plan for corrective action within 30 days. If a savings institution fails to submit or implement an acceptable plan, the OTS must order it to correct the safety and soundness deficiency, and may restrict its rate of asset growth, prohibit asset growth entirely, require the institution to increase its ratio of tangible equity to assets, restrict the interest rate paid on deposits to the prevailing rates of interest on deposits of comparable amounts and maturities, or require the institution to take any other action that the OTS determines will better carry out the purpose of PCA. Imposition of these sanctions is within the discretion of the OTS in most cases but is mandatory if the savings institution commenced operations or experienced a change in control during the 24 months preceding the institution's failure to meet the safety and soundness standards, or underwent extraordinary growth during the preceding 18 months.

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

     During the third quarter of 1998, the OTS completed its annual safety and soundness examination and the Company has addressed the OTS' recommendations. See Item 7. "MD&A--Recent Developments--Regulatory Capital and Supervision."

     QUALIFIED THRIFT LENDER TEST. The QTL test requires that, in at least nine out of every twelve months, at least 65% of a savings bank's "portfolio assets" must be invested in a limited list of qualified thrift investments, primarily investments related to housing loans. If Fidelity fails to satisfy the QTL test and does not requalify as a QTL within one year, any entity in control of Fidelity must register and be regulated as a bank holding company, and Fidelity must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank. Portfolio assets consist of tangible assets minus (a) assets used to satisfy liquidity requirements and (b) property used by the institution to conduct its business. In 1996, the Economic Growth and Regulatory Paperwork Reduction Act ("EGRPRA") was adopted, amending the QTL requirements to allow educational loans, small business loans and credit card loans to count as qualified thrift assets without limit and to allow loans for personal, family or household purposes to count as qualified thrift assets in the category limited to 20% of portfolio assets. The previous limit for loans for personal, family or household purposes was also 10% of portfolio assets. Finally, EGRPRA provided that as an alternative to the QTL test, thrifts may choose to comply with the Internal Revenue Service's domestic building and loan tax code test.

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

     NOTIFICATION OF NEW OFFICERS AND DIRECTORS. A federal savings bank that does not comply with all minimum capital requirements under part 567 of the OTS regulations is deemed to be in "troubled condition" by the OTS, or that has been notified by the OTS in connection with the review of a capital restriction plan, or otherwise, that a notice must be provided must give the OTS 30 days notice prior to any change in its Board of Directors or its senior executive officers. The OTS must disapprove such change if the competence, experience or integrity of the affected individual indicates that it would not be in the best interests of the public to permit the appointment. Fidelity is currently subject to this notice requirement.

     PAYMENT OF DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. The payment of dividends, stock repurchases, and other capital distributions by Fidelity to Bank Plus is subject to regulation by the OTS. Currently, 30 days' prior notice to the OTS of any capital distribution is required.

     The OTS has promulgated a "safe-harbor" regulation that permits capital distributions of certain amounts after providing notice to the OTS, but without prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS. For institutions ("Tier 1 institutions") that meet their fully phased-in capital requirements (the requirements that will apply when the phase-out of supervisory goodwill and investments in certain subsidiaries from capital is complete), the safe harbor amount is the greater of (a) 75% of net income for the prior four quarters, or
(b) the sum of (1) the current year's net income and (2) the amount that would reduce the excess of the institution's total capital to risk-weighted assets ratio over 8% to one-half of such excess at the beginning of the year in which the dividend is paid. For institutions that meet their current minimum capital requirements but do not meet their fully phased-in requirements ("Tier 2 institutions"), the safe harbor distribution is 75% of net income for the prior four quarters reduced by prior distributions during the period. Savings institutions that do not meet their current minimum capital requirements before, or on a pro forma basis after giving effect to a proposed distribution, ("Tier 3 institutions") may not make any capital distributions, with certain exceptions. At December 31, 1998, Fidelity was a Tier 2 institution.

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

     The OTS recently amended the capital distribution rule to conform to the PCA system. Under the rule, an institution is able to make a capital distribution (i) without prior notice to the OTS if it is not owned by a savings and loan holding company and, after the proposed capital distribution, will remain at least "adequately capitalized," the distribution would not reduce the amount of common or preferred stock or retire debt that is included in capital, and the distribution would not otherwise violate any statutory regulatory or other prohibition; (ii) without an application if the institution has a composite rating of "1" or "2", is otherwise eligible for expedited treatment and the distribution does not exceed a specified amount; and (iii) without notice or application if all of the conditions specified above are met. Fidelity is still required to obtain OTS approval prior to making a capital distribution.

     REQUIRED LIQUIDITY. OTS regulations require savings institutions to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, certain mortgage-related securities, certain loans secured by first liens on residential property, specified United States government, state and federal agency obligations, and balances maintained in satisfaction of the FRB reserve requirements described below) equal to at least 4% of either (i) the prior quarter end balance of its net withdrawable accounts due in one year or less plus borrowings due in one year or less (the "liquidity base") or (ii) the average daily balance of the liquidity base during the prior calendar quarter. In addition, savings institutions must comply with a general non-quantitative requirement to maintain a safe and sound level of liquidity. The OTS may change this liquidity requirement from time to time to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions, and may exclude from the definition of liquid assets any item other than cash and the balances maintained in satisfaction of FRB reserve requirements. Fidelity's average regulatory liquidity ratio for the fourth quarter of 1998 was 18.40%, and accordingly Fidelity was in compliance with the liquidity requirement. Monetary penalties may be imposed for failure to meet liquidity ratio requirements.

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

     Assets are classified as "pass", "special mention", "substandard", "doubtful" or "loss." An asset which possesses no apparent weakness or deficiency is designated "satisfactory". An asset which possesses weaknesses or deficiencies deserving close attention is designated as "special mention". An asset, or a portion thereof, is generally classified as "substandard" if it possesses a well-defined weakness which could jeopardize the timely liquidation of the asset or realization of the collateral at the asset's book value. Thus, these assets are characterized by the possibility that the institution will sustain some loss if the deficiencies are not corrected. An asset, or portion thereof, is classified as "doubtful" if a probable loss of principal and/or interest exists but the amount of the loss, if any, is subject to the outcome of future events which are indeterminable at the time of classification. If an asset, or portion thereof, is classified as "loss", the institution must either establish SVAs equal to the amount classified as loss or charge off such amount.

   FIDELITY--DEPOSIT INSURANCE

     GENERAL. Fidelity's deposits are insured by the FDIC to the maximum limits permitted by law. Under FIRREA, the FDIC administers two separate deposit insurance funds: the Bank Insurance Fund ("BIF") which insures the deposits of institutions that were insured by the FDIC prior to FIRREA, and the SAIF which maintains a fund to insure the deposits of institutions, such as Fidelity, that were insured by the Federal Savings and Loan Insurance Corporation ("FSLIC") prior to FIRREA.

     INSURANCE PREMIUM ASSESSMENTS. The FDICIA directed the FDIC to establish a risk-based system for setting deposit insurance premium assessments. The FDIC has implemented such a system, under which an institution's insurance assessments will vary depending on the level of capital the institution holds and the degree to which it is the subject of supervisory concern to the FDIC.

     Legislation was enacted on September 30, 1996 to address the disparity in bank and thrift deposit insurance premiums. Such legislation imposed a requirement on all SAIF member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 65.7 basis points on all assessable deposits as of March 31, 1995. This one-time special assessment of
65.7 basis points resulted in the Bank recording $18.0 million in additional SAIF premiums. This 1996 legislation also altered the obligation with respect to the payment of interest on the debt obligations issued by the Financing Corporation ("FICO Debt") and separated the assessments levied by the FDIC for deposit insurance coverage from assessments to make such FICO Debt interest payments. Although the risk-based assessment system for Bank Insurance Fund ("BIF") members and for SAIF members, such as Fidelity, provides for the same assessment rates for similarly rated institutions, Federal law provides for different assessment rates for purposes of the FICO Debt interest payments to be paid on SAIF and BIF deposits until December 31, 1999 or, if earlier, the date on which the last Federal Savings Association ceases to exist. Under these provisions, SAIF deposits will be assessed at five times the rate at which BIF deposits will be assessed. Currently, the SAIF assessment for purposes of paying FICO Debt interest is 0.0610%. The issue of whether to extend the December 31, 1999, date for an additional three years has been raised in connection with pending federal banking legislation. It is not possible to predict what federal legislation, if any, may be enacted on this, or any other, subject affecting the Bank, Bank Plus, or any affiliate thereof. As of December 31, 1998, the Bank's core and risk-based capital ratios are 4.36% and 8.95%, respectively, and the Bank is adequately capitalized under the PCA regulations.

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

     Under OTS regulatory limitations, loans by Fidelity to directors, executive officers and 10% stockholders of Fidelity, Bank Plus, and Bank Plus' subsidiaries (collectively, "insiders"), or to a corporation or partnership that is at least 10% owned by an insider (a "related interest") are subject to limits separate from the affiliate transaction rules. However, a company that controls a savings institution is excluded from the coverage of the insider lending rules even if it owns 10% or more of the stock of the institution, and is subject only to the affiliate transaction rules. All loans to insiders and their related interests must be underwritten and made on non-preferential terms; loans in excess of $500,000 must be approved in advance by Fidelity's Board of Directors; and Fidelity's total of such loans may not exceed 100% of Fidelity's unimpaired capital and unimpaired surplus. Loans by Fidelity to its executive officers are subject to additional limits which are even more stringent. In addition to these regulatory limitations, Fidelity has adopted a policy which requires prior approval of its Board of Directors for any loans to insiders or their related interests.

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

   FEDERAL HOME LOAN BANK SYSTEM

     The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, Fidelity is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances from the FHLB of San Francisco. At December 31, 1998, Fidelity was in compliance with this requirement with an investment in the stock of the FHLB of San Francisco of $65.4 million. Long-term FHLB advances may be obtained only for the purpose of providing funds for residential housing finance and all FHLB advances must be secured by specific types of collateral.

   FEDERAL RESERVE SYSTEM

     The FRB requires savings institutions to maintain noninterest-earning reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks) and non-personal time deposits. For the calculation period at December 31, 1998, Fidelity was required to maintain $8.9 million in noninterest-earning reserves and was in compliance with this requirement. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy Fidelity's liquidity requirements discussed above.

     As a creditor and a financial institution, Fidelity is subject to certain regulations promulgated by the FRB, including, without limitation, Regulation B (Equal Credit Opportunity Act), Regulation D (Reserves), Regulation E (Electronic Funds Transfers Act), Regulation F (limits on exposure to any one correspondent depository institution), Regulation Z (Truth in Lending Act), Regulation CC (Expedited Funds Availability Act), and Regulation DD (Truth in Savings Act). As creditors of loans secured by real property and as owners of real property, financial institutions, including Fidelity, may be subject to potential liability under various statutes and regulations applicable to property owners, generally including statutes and regulations relating to the environmental condition of the property. See "--Non-Banking Regulation."

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

   GATEWAY

     Gateway has been an NASD registered broker/dealer since October 1993 and offers securities products, such as mutual funds and variable annuities, to customers of the Bank and others. Fixed annuities are offered through the Bank's insurance agency, Citadel Service Corporation, dba Fidelity Insurance Agency of Glendale. Gateway does not maintain security or cash accounts for customers or perform custodial functions relating to customer securities.

     Gateway is required to conduct its activities in compliance with the February 1994 interagency guidelines of the federal bank and thrift regulators on retail sales of uninsured, nondeposit investment products by federally insured financial institutions. The interagency guidelines require that, among other things, customers be fully informed that investment products are not insured, are not deposits of or guaranteed by the Bank and involve investment risk including the potential loss of principal.

     The securities business is subject to regulation by the Securities and Exchange Commission ("SEC") and other federal and state agencies. Regulatory violations can result in the revocation of broker/dealer licenses, the imposition of censures or fines and the suspension or expulsion from the securities business of a firm, its officers or employees. With the enactment of the Insider Trading and Securities Fraud Enforcement Act of 1988, the SEC and the securities exchanges have intensified their regulation of broker/dealers, emphasizing in particular the need for supervision and control by broker/dealers of their own employees. In August of 1998, Gateway was audited by the NASD and in 1994 by the SEC and the State of California Department of Corporations.

     Effective February 15, 1998, the NASD modified its Conduct Rules governing the activities of NASD members that are conducting broker/dealer services on the premises of a financial institution where retail deposits are taken. The main focus of the new rules is to minimize confusion by retail customers. The new rules cover the location setting, networking and brokerage affiliate agreements, customer disclosure and written acknowledgment, communications with the public and notifications of terminations.

     As a broker/dealer registered with the NASD, Gateway is subject to the SEC's uniform net capital rules, designed to measure the general financial condition and liquidity of a broker/dealer. Gateway is required to file monthly reports with the NASD and annual reports with the NASD and SEC containing detailed financial information with respect to its broker/dealer operation.

ITEM 2.     PROPERTIES

     The executive offices of Fidelity are located at 4565 Colorado Boulevard, Los Angeles, California 90039. This facility also houses the Bank's administrative operations and has approximately 130,000 square feet of office space. The Bank also leases administrative offices in an adjacent building at 4563 Colorado Boulevard (15,500 square feet) in Beaverton, Oregon (approximately 45,000 square feet) and in Irvine, California (approximately 20,000 square feet).

     On December 31, 1998, Fidelity owned 13 of its branch facilities and leased the remaining 25 of its branch facilities under leases with terms (including optional extension periods) expiring from 1999 through 2030. All owned and leased office facilities are located in southern California with the exception of the leased space for the a branch located in Bloomington, Minnesota and the credit processing center located in Beaverton, Oregon. The amount of office space, either leased or owned, is sufficient to meet the Company's anticipated facilities requirements for the foreseeable future.


ITEM 3.     LEGAL PROCEEDINGS

     The Bank's previously reported litigation with ADC entitled AMERICAN DIRECT CREDIT, LLC, A NEVADA LIMITED LIABILITY COMPANY, PLAINTIFF v. FIDELITY FEDERAL BANK, A FEDERAL SAVINGS BANK, DEFENDANT, in the United States District Court, for the District of Idaho, Civil Case No. 98-0391-BLW was settled as of October 30, 1998 by providing for an orderly termination of the contract between the Bank and ADC. All documents necessary to effect this settlement between the Bank and ADC have been executed by the parties and a dismissal with prejudice of ADC's case was entered by the Court on March 9, 1999.

     Under the settlement, ADC was permitted a limited right for a litmited time to originate further credit card accounts, subject to more stringent credit underwriting standards, after which no further credit cards would be issued. The settlement agreement further provided that ADC could purchase the existing credit card portfolio through March 31, 1999 based upon a specified formula price. Until March 31, 1999, ADC would provide certain collection services. By March 31, 1999 all continuing relationships with ADC will be terminated, except for certain defined obligations to indemnify against third-party claims. To date ADC has not presented a purchase offer for the portfolio.

     Included in ADC's indemnification undertakings is its obligation to provide a defense to the Bank and Bank Plus in a series of consumer lawsuits pending in the State of Alabama, including two purported class actions, and to indemnify the Bank and Bank Plus for any adverse judgment flowing from the same. The plaintiffs in the Alabama litigation allege, generally, that misrepresentations were made to them in connection with their purchases of various appliances and other consumer items, including misrepresentations with respect to the nature and cost of financing the same through credit cards issued by the Bank. The Bank believes that it has substantial legal defenses to these claims inasmuch as it did not control, direct or otherwise have any dealings with the sales people who supposedly made such misrepresentations. While ADC is currently performing upon its contractual obligations to provide a defense to the Bank in this litigation, uncertainty exists as to its financial ability to continue to do so through the course of the Alabama litigation and to perform upon its indemnification obligations, if needed, in light of the termination of the agreement between the Bank and ADC and ADC's apparent inability to date to enter into a similar agreement with another financial institution.

     In November 1997, the Bank entered into a credit card marketing relationship with MMG. MMG was to solicit members of certain agreed-upon affinity groups to become credit card holders. The Bank was to provide servicing and other related functions. MMG and the Bank were to share equally in program profits and losses. In late summer of 1998, disputes arose between the parties. The Bank asserted that MMG had improperly induced it to enter into the contract relationship by material misrepresentation to market to that group. The Bank further asserted that MMG had breached its contract by, among other things, engaging in regulatory violations and by engaging in conduct which violated certain rules pertaining to MasterCard issuance.



     On September 8, 1998 the Bank instituted an arbitration proceeding in Los Angeles based upon such claims, entitled IN THE MATTER OF ARBITRATION BETWEEN FIDELITY FEDERAL BANK AND MMG DIRECT, INC., American Arbitration Association No. 72 147 01072 98, and in October 1998 the Bank reasserted MMG's defaults and terminated the MMG contract. Thereafter, MMG filed an Original Petition and Request for Injunctive Relief in the County Court at Law No. 5, Dallas County, Texas entitled MMG DIRECT, INC., PLAINTIFF v. FIDELITY FEDERAL BANK, FSB, DEFENDANT, Case No. 98-10086-E (the "MMG DIRECT, INC. case"). This lawsuit purports to state a number of claims, including fraud in the inducement, breach of contract, common law fraud, negligent misrepresentation, accounting and constructive trust and seeks injunctive relief and damages based upon various asserted misrepresentations and omissions and failures to perform and breaches of contract attributed to the Bank. The Bank removed this case to the United States District Court and filed a motion to dismiss. Recently, following certain discovery requested by MMG, the Bank renewed its motion to dismiss and filed, in the alternative, a motion to stay. Briefing has not yet been concluded and the Court has not ruled on the Bank's renewed motion to dismiss or alternate motion to stay.

     Thereafter, MMG filed a third-party claim against the Bank in a case brought by one of its purported creditors. That suit is entitled TIM MCCARTHY ADVERTISING, INC., PLAINTIFF v. MMG DIRECT, INC., DEFENDANT; MMG DIRECT, INC. THIRD-PARTY PLAINTIFF v. FIDELITY FEDERAL BANK, FSB, THIRD-PARTY DEFENDANT, No. 98-11717-E in the County Court at Law No. 5, Dallas County, Texas (the "MCCARTHY case"). In this lawsuit MMG asserted that the Bank was obligated to indemnify MMG against McCarthy's claims under partnership and other theories. The Bank moved to stay MMG's third-party complaint pending arbitration. The Court granted the Bank's stay motion. MMG moved for reconsideration and its motion was denied by the Court on March 24, 1999.

     In light of MMG's attempts to avoid arbitration, and to instead litigate in the Texas courts, the Bank filed a petition to compel arbitration and an accompanying motion to compel arbitration. The petition and motion were filed in the United States District Court, Central District of California, Western Division, Case No. 99-00589-TJH(SHx), under the caption FIDELITY FEDERAL BANK, FSB, A CALIFORNIA FEDERAL SAVINGS BANK, PLAINTIFF v. MMG DIRECT, INC., A DELAWARE CORPORATION, DEFENDANT (the "FIDELITY FEDERAL case"). MMG opposed and filed a motion to dismiss. On March 18, 1999 the Court denied MMG's motion to dismiss and granted the Bank's motion to compel arbitration.

     On March 15, 1999 MMG filed a third-party petition against the Bank filed in the District Court, 116th Judicial district, Dallas County, Texas, Cause No. DV-99-01269, entitled REVELATION CORPORATION OF AMERICA, PLAINTIFF V. MMG DIRECT, INC., DEFENDANT AND THIRD PARTY PLAINTIFF V. FIDELITY FEDERAL BANK, FSB, THIRD PARTY DEFENDANT (the "REVELATION case"). The allegations in MMG's third-party petition in this action mirror many of the allegations and claims in the MMG DIRECT, INC. case, although several of those allegations have been modified and expanded.

     The Bank has recently amended its original arbitration petition to update and more comprehensively state its claims against MMG. The Bank believes that MMG's attempts to avoid arbitration are lacking in merit, because those attempts have been rejected in the McCARTHY case via both the granting by the Court of the Bank's motion to stay and the denial by the Court of MMG's motion for reconsideration and in the FIDELITY FEDERAL case through the denial of MMG's motion to dismiss and the granting of the Bank's motion to compel arbitration. The Bank believes that the actions of these two Courts should be helpful to the Bank in persuading the Court in the MMG DIRECT, INC. case and the REVELATION case that MMG is obligated to arbitrate any claims against the Bank in Los Angeles, California and may not escape its obligation to do so. The Bank intends to vigorously pursue its claims against MMG and further believes that the claims asserted by MMG against the Bank in the Texas litigations and any further such claims as MMG may assert in any forum, including arbitration, are without merit. The Bank's contract claims against MMG currently exceed $18 million and are expected to increase with the passage of time.

     The Company believes that all of the litigation instituted in the Texas courts by MMG violates MMG's obligation to arbitrate.

     On March 12, 1999, an action, Case No. BC206945, was filed against the Bank in the Superior Court of the State of California for the County of Los Angeles. The case is entitled CHOICE ONE FINANCE CORP., PLAINTIFF, v. FIDELITY FEDERAL BANK, FSB, AND DOES 1 THROUGH 50 INCLUSIVE, DEFENDANTS. This action alleges that the Bank breached its contract with the plaintiff and negligently interfered with contracts that the plaintiff had entered into with third parties. In addition the complaint has a claim for negligent misrepresentation. The complaint has not yet been served on the Bank. The Bank disputes the claims set forth in the complaint. The Bank intends to defend vigorously the asserted claims.

     On October 19, 1998 a purported class action was filed against the Company and its current and immediately preceding chief executive officers. The case was originally entitled HOWARD GUNTY PROFIT SHARING PLAN, BOTH INDIVIDUALLY AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED, PLAINTIFFS v. RICHARD M. GREENWOOD, MARK K. MASON, BANK PLUS CORPORATION, AND DOES 1 THROUGH 50, INCLUSIVE, DEFENDANTS, Los Angeles Superior Court, Central Judicial District, Case No. BC199336. This action originally alleged that the Company failed to make adequate public disclosure concerning losses in the Bank's credit card operations during the period from august 14, 1998 (when the Company filed its quarterly report on Form 10-Q for the second quarter) through September 22, 1998 (when the Company issued a press release concerning its credit card losses). Recently, an amended complaint was filed in the Los Angeles Superior Court, Central Judicial District, Case No. BC199336, entitled HOWARD GUNTY PROFIT SHARING PLAN AND ROBERT E. YELIN, BOTH INDIVIDUALLY AND ON BEHALF OF THE YELIN FAMILY TRUST U/A, BOTH INDIVIDUALLY AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED, PLAINTIFFS, v. RICHARD M. GREENWOOD, MARK K. MASON, BANK PLUS CORPORATION, AND DOES 1 THROUGH 50, INCLUSIVE,. The amended complaint purports to expand the class period to extend from March 30, 1998 through September 22, 1998. The complaint includes claims for negligent misrepresentation, common law fraud, statutory fraud and violations of the California Corporations Code. The complaint has not yet been served on the Company. It is the Company's view that certain of the claims asserted in the complaint are legally deficient and that none of the claims asserted by the plaintiff are well grounded factually. The Company believes that the claims are meritless and intends to vigorously defend itself.

     The Bank was named a defendant in several individual and class actions brought by several borrowers which raise claims with respect to the manner in which the Bank serviced certain adjustable rate mortgages which were originated during the period 1983 through 1988. Six actions were filed between July 1992 and February 1995, one in Federal District Court and five in California Superior Court. In the federal case the Bank won a summary judgment in the District Court. This judgment was appealed and the Ninth Circuit Court of Appeals affirmed in part, reversed in part and remanded back to the District Court for further proceedings. The District Court has ruled in favor of certifying a class in that action. Three of the California Superior Court cases resulted in final judgments in favor of the Bank, after the plaintiffs unsuccessfully appealed the trial court judgments in favor of the Bank. The other two cases have been dismissed. The plaintiffs' principal claim in these actions is that the Bank selected an inappropriate review date to consult the index upon which the rate adjustment is based that was one or two months earlier than what was required under the notes. In a declining interest rate environment, the lag effect of an earlier review date defers the benefit to the borrower of such decline, and the reverse would be true in a rising interest rate environment. The Bank strongly disputes these contentions and is vigorously defending the remaining suit. The parties are in settlement negotiations but no assurances can be given regarding the outcome of such negotiations.

     The legal responsibility and financial exposure with respect to foregoing claims presently cannot be reasonably ascertained and, accordingly, there is a risk that the outcome of one or more of these outstanding claims could result in the payment of amounts which could be material in relation to the financial condition or results of operations of the Bank.

     In the normal course of business, the Company and certain of its subsidiaries have a number of other lawsuits and claims pending. Although there can be no assurance, the Company's management and its counsel believe that none of these other lawsuits or claims will have a material adverse effect on the financial condition or business of the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS


MARKET INFORMATION

     The Company's Common Stock is listed and quoted on the Nasdaq National Market ("Nasdaq").

     The following table sets forth the high and low daily closing sales prices of the Common Stock on Nasdaq for each of the following quarters.

                                                           HIGH       LOW
                                                        ---------  ---------
         1998:
            Fourth quarter..............................$   4.94   $   2.28
            Third quarter...............................   12.63       4.13
            Second quarter..............................   16.13      12.13
            First quarter ..............................   15.63      11.63
        1997:
            Fourth quarter..............................$  13.69   $  11.06
            Third quarter...............................   13.25      10.75
            Second quarter..............................   11.50       9.63
            First quarter ..............................   13.75      10.38


HOLDERS OF RECORD

     The number of holders of record of the Company's Common Stock at March 12, 1999 was 811.


DIVIDENDS

     Bank Plus has paid no dividends on the Common Stock since its formation in May 1996. Prior thereto, Fidelity had not paid dividends on its Common Stock since August 1994. Bank Plus currently has no plans to pay dividends on the Common Stock. Bank Plus is a holding company with no significant assets other than its investment in the Bank and Gateway, and is substantially dependent on dividends from such subsidiaries to meet its cash requirements, including its interest obligations on the Senior Notes. The ability of the Bank to pay dividends or to make certain loans or advances to Bank Plus is subject to significant restrictions. See "Business--Regulation and Supervision--Fidelity Regulation--Activities Regulation Not Related to Capital Compliance" and "--Regulation of Fidelity Affiliates."

ITEM 6.     SELECTED FINANCIAL DATA

                        FIVE-YEAR SELECTED FINANCIAL DATA

     The table below sets forth certain historical financial data regarding the Company. This information is derived in part from, and should be read in conjunction with, the Company's consolidated financial statements and notes thereto.


                                                          AT OR FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                                1998         1997         1996         1995          1994
                                            ------------ ------------ ------------ ------------ ------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Total assets............................... $ 3,712,059  $ 4,167,806  $ 3,330,290  $ 3,299,444  $ 3,709,838
Total loans, net...........................   2,665,576    2,823,577    2,691,931    2,935,116    3,288,303
Deposits...................................   2,922,531    2,891,801    2,495,933    2,600,869    2,697,272
FHLB advances..............................     585,000    1,009,960      449,851      292,700      332,700
Senior Notes...............................      51,478       51,478           --           --           --
Other borrowings...........................          --           --      140,000      150,000      500,000
Preferred stock............................         272          272       51,750       51,750           --
Common stockholders' equity................     127,388      181,345      161,657      177,293      156,547
Stockholders' equity per common share (1)..        6.55         9.36         8.86         9.72        24.11
Common shares outstanding (1)..............  19,434,043   19,367,215   18,245,265   18,242,465    6,492,465

OPERATING DATA:
Interest income............................ $   300,347  $   255,007  $   237,913  $   246,477  $   241,465
Interest expense...........................     209,204      174,009      152,623      174,836      155,828
Net interest income........................      91,143       80,998       85,290       71,641       85,637
Provision for estimated loan losses (3)....      73,032       13,004       15,610       69,724       65,559
Noninterest income (expense)...............      34,418        3,890        2,246       11,062       (7,793)
Operating expense (4)......................     104,959       63,096       82,451       81,954      157,253
(Loss) earnings before income taxes........     (52,430)       8,788      (10,525)     (68,975)    (144,968)
Net (loss) earnings........................     (56,328)      12,653      (14,089)     (68,979)    (128,444)
Net (loss) earnings available for common
  Stockholders                                  (56,328)      12,653      (15,642)     (68,979)    (128,444)
(Loss) Earnings Per Share (1)(2):
  Basic....................................       (2.90)        0.67        (0.86)       (8.84)      (39.08)
  Diluted..................................       (2.90)        0.66        (0.86)       (8.84)      (39.08)
Weighted Average Common Shares Outstanding
  (1) (2):
  Basic....................................  19,395,337   18,794,887   18,242,887    7,807,201    3,286,960
  Diluted..................................  19,395,337   19,143,233   18,242,887    7,807,201    3,286,960

SELECTED OPERATING RATIOS:
(Loss) return on average assets............      (1.32)%       0.35%      (0.42)%       (1.92)%      (3.17)%
(Loss) return on average equity............     (33.71)%       7.43%      (7.01)%      (42.31)%     (83.00)%
Average equity divided by average assets...       3.92%        4.67%       6.71%         4.54%        3.82%
Ending equity divided by ending assets.....       3.43%        4.35%       4.85%         6.94%        4.22%
Operating expense to average assets (5)....       2.46%        1.73%       1.94%         2.28%        2.27%
Efficiency ratio (6).......................      76.10%       67.46%      67.77%        89.81%       97.58%
Yield on interest-earning assets...........       7.30%        7.16%       7.29%         7.04%        6.27%
Cost of interest bearing liabilities.......       5.16%        5.11%       4.98%         5.15%        4.03%
Net yield on interest-earning assets.......       2.22%        2.27%       2.63%         2.05%        2.22%

ASSET QUALITY DATA:
NPAs (7)................................... $   23,304   $   25,367   $  60,788    $   71,431   $   85,729
NPAs to total assets.......................       0.63%        0.61%       1.83%         2.16%        2.31%
Nonaccruing loans ("NPLs")................. $   14,372   $   13,074   $  36,125    $   51,910   $   71,614
NPLs to total loans, net...................       0.54%        0.46%       1.34%         1.77%        2.18%
Classified assets.......................... $  133,085   $  153,502   $ 174,096       219,077   $  141,536
Classified assets to total assets..........       3.59%        3.68%       5.23%         6.64%        3.82%
Total allowance for estimated losses....... $  109,198   $   55,993   $  59,589    $   92,927   $   69,520
Total allowance for estimated losses to
  net classified assets....................      82.05%       36.48%      34.23%        42.42%       49.12%
                                                                                                                  (CONTINUED)



                                                          AT OR FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                                1998         1997         1996         1995          1994
                                            ------------ ------------ ------------ ------------ ------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(CONTINUED)
REGULATORY CAPITAL RATIOS:
Tangible capital ratio.....................       4.36%        5.26%        6.28%        6.91%        4.28%
Core capital ratio.........................       4.36%        5.26%        6.29%        6.92%        4.29%
Risk-based capital ratio...................       8.95%       11.57%       11.85%       12.43%        8.28%

OTHER DATA:
Sales of investment products............... $  180,660   $  159,791   $  118,061   $   89,824   $  112,430
Real estate loans funded................... $  138,991   $  233,107   $   13,859   $   19,396   $  521,580
Number of:
  Real estate loan accounts (in thousands).         11           12           11           12           14
  Deposit accounts (in thousands)..........        198          205          194          207          216


(1) On February 9, 1996, the Bank's stockholders approved a four-for-one reverse stock split. All per share data and weighted average common shares outstanding have been retroactively adjusted to reflect this change.
(2) For the periods prior to August 4, 1994, Fidelity's one share owned by Citadel Holding Corporation ("Citadel"), its former holding company and sole stockholder, has been retroactively reclassified into 1,050,561 shares of Common Stock.
(3) Provision for estimated loan losses in 1994 and 1995 include significant provisions related to the resolution of assets in the Bank's multifamily loan portfolio. In 1998, the provision for estimated loan losses increased significantly due to credit losses in the Bank's credit card loan portfolio.
(4) Operating expenses in 1995 included a restructuring and recapitalization charge of $65.4 million. In 1996, the Bank paid a $18.0 million SAIF special assessment. In 1998, the Company incurred $20.2 million of operating expenses related to the servicing of the credit card portfolio.
(5) Excludes the impact of the 1996 SAIF special assessment and the 1994 restructuring and recapitalization charges.
(6) The efficiency ratio is computed by dividing total operating expense by net interest income and noninterest income, excluding infrequent items, provisions for estimated loan and real estate losses, direct costs of real estate operations and gains/losses on the sale and writedown of securities.
(7) Nonperforming assets ("NPAs") include NPLs and foreclosed real estate, net of SVAs and REO valuation allowances, if any.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements included in this Annual Report on Form 10-K, including without limitation statements containing the words "believes", "anticipates", "intends", "expects", "plans" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Bank Plus and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. A number of other factors may have a material adverse effect on the Company's financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; movements in market interest rates; restrictions imposed on the Bank's operations by regulators such as a prohibition on the payment of dividends to Bank Plus; an increase in the number of customers seeking protection under the bankruptcy laws which increases the amount of charge-offs; the effects of fraud by third parties or customers; the effectiveness of the Company's credit card collection efforts; and the outcome of pending and future litigation. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Bank Plus disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


RESULTS OF OPERATIONS

SUMMARY

     The Company reported a net loss of $56.3 million for the year ended December 31, 1998, as compared to net earnings of $12.7 million for the year ended December 31, 1997. During 1998, the Company recorded a provision for estimated loan losses of $73.0 million and incurred operating expenses of $105.0 million. Increasing delinquencies and charge-offs in the credit card loan portfolio were the primary causes for the significant increase in the provision for estimated loan losses. Operating expenses, which increased $41.9 million for the year as compared to the corresponding 1997 period, were higher primarily due to costs associated with the Bank's credit card programs and other business initiatives.

     For the year ended December 31, 1997, the Company reported net earnings of $12.7 million as compared to a net loss of $15.6 million for the year ended December 31, 1996. During 1997, the Company incurred operating expenses of $63.1 million, a $19.4 million reduction from 1996, and recorded $8.1 million of income tax benefits. The reduction in operating expenses primarily related to lower FDIC insurance costs resulting from the special one-time SAIF recapitalization payment of $18.0 million in the third quarter of 1996.

NET INTEREST INCOME

     The following tables present the primary determinants of net interest income for the periods indicated. For the purpose of this analysis, nonaccruing mortgage loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

CAPTION>
                                                                     YEAR ENDED DECEMBER 31,
                                ----------------------------------------------------------------------------------------------------
                                                1998                             1997                              1996
                                --------------------------------  --------------------------------  --------------------------------
                                  AVERAGE                AVERAGE    AVERAGE                AVERAGE    AVERAGE                AVERAGE
                                   DAILY                  YIELD/     DAILY                 YIELD/      DAILY                  YIELD/
                                  BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE
                                -----------  ----------  -------  -----------  ----------  -------  -----------  ----------  -------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans......................   $2,665,050    $198,724     7.46%  $2,797,556   $ 204,252     7.30%  $2,901,908   $ 213,013     7.34%
  Credit card loans..........      205,921      26,305    12.77       12,637       1,023     8.10           --          --       --
  MBS........................      701,961      43,305     6.17      429,483      29,435     6.85       78,242       5,772     7.38
  Investment securities......      477,965      28,313     5.92      263,573      16,822     6.38      233,797      16,056     6.87
  Investment in FHLB stock...       62,985       3,700     5.87       55,129       3,475     6.30       50,976       3,072     6.03
                                -----------  ----------           -----------  ----------           -----------  ----------
    Total interest-earning
      assets.................    4,113,882     300,347     7.30    3,558,378     255,007     7.16    3,264,923     237,913     7.29
                                             ----------                        ----------                        ----------
Noninterest-earning assets...      144,742                            88,119                            57,351
                                -----------                       -----------                       -----------

Total assets.................   $4,258,624                        $3,646,497                        $3,322,274
                                ===========                       ===========                       ===========
Interest-bearing liabilities:
  Deposits:
    Demand deposits..........   $  351,250       4,161     1.18   $  282,886       3,451     1.22   $  298,287       3,098     1.04
    Savings deposits.........      122,662       3,630     2.96      112,904       3,678     3.26      137,885       3,743     2.71
    Time deposits............    2,520,706     137,229     5.39    2,246,770     119,588     5.29    2,103,369     113,424     5.38
                                -----------  ----------  -------  -----------  ----------  -------  -----------  ----------  -------
      Total deposits.........    2,994,618     145,020     4.84    2,642,560     126,717     4.80    2,539,541     120,265     4.72
  Borrowings.................    1,056,866      64,184     6.07      764,350      47,292     6.19      515,435      32,358     6.26
                                -----------  ----------           -----------  ----------           -----------  ----------
    Total interest-bearing
      liabilities............    4,051,484     209,204     5.16    3,406,910     174,009     5.11    3,054,976     152,623     4.98
                                             ----------                        ----------                        ----------
Noninterest-bearing
  liabilities................       39,793                            40,621                            44,251
Preferred stock issued by
  consolidated subsidiary....          272                            28,640                            51,750
Stockholders' equity.........      167,075                           170,326                           171,297
                                -----------                       -----------                       -----------

Total liabilities and equity.   $4,258,624                        $3,646,497                        $3,322,274
                                ===========                       ===========                       ===========
Net interest income;
  interest rate spread.......                $  91,143     2.14%               $  80,998     2.05%               $  85,290     2.31%
                                             ==========  =======               ==========  =======               ==========  =======
Net yield on interest
  earning assets.............                              2.22%                             2.27%                             2.63%
                                                         =======                           =======                           =======
Average NPL balance included
  in average loan balance....   $   21,495                        $  43,117                         $   60,364
                                ===========                       ==========                        ===========
Net delinquent interest removed
  from interest income.......                $   1,899                         $   3,909                         $   6,018
                                             ==========                        ==========                        ==========
Reduction in net yield on
  interest-earning assets
  due to delinquent interest.                              0.05%                             0.11%                             0.18%
                                                         =======                           =======                           =======

     Net interest income is primarily affected by (a) the average volume and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities, (b) the level and volatility of market interest rates, (c) the level of NPLs and (d) the interest rate spread between the yields earned and the rates paid.

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

                                                        YEAR ENDED                         YEAR ENDED
                                                     DECEMBER 31, 1998                  DECEMBER 31, 1997
                                                        COMPARED TO                       COMPARED TO
                                                        YEAR ENDED                         YEAR ENDED
                                                     DECEMBER 31, 1997                  DECEMBER 31, 1996
                                                  FAVORABLE (UNFAVORABLE)            FAVORABLE (UNFAVORABLE)
                                             ---------------------------------- -----------------------------------
                                              VOLUME       RATE          NET       VOLUME       RATE        NET
                                             ----------  ----------  ----------  ----------  ----------  ----------
                                                                   (DOLLARS IN THOUSANDS)
Interest income:
   Loans.................................... $  (9,899)  $   4,371   $  (5,528)  $  (7,608)  $  (1,153)  $  (8,761)
   Credit card loans........................    24,364         918      25,282         512         511       1,023
   MBS......................................    17,044      (3,174)     13,870      24,107        (444)     23,663
   Investment securities....................    12,782      (1,291)     11,491       1,926      (1,160)        766
   Investment in FHLB stock.................       473        (248)        225         254         149         403
                                             ----------  ----------  ----------  ----------  ----------  ----------
     Total interest income..................    44,764         576      45,340      19,191      (2,097)     17,094
                                             ----------  ----------  ----------  ----------  ----------  ----------
Interest expense:
   Deposits:
     Demand deposits........................      (824)        114        (710)        166        (519)       (353)
     Savings deposits.......................      (305)        353          48         746        (681)         65
     Time deposits..........................   (15,273)     (2,368)    (17,641)     (7,990)      1,826      (6,164)
                                             ----------  ----------  ----------  ----------  ----------  ----------
        Total deposits......................   (16,402)     (1,901)    (18,303)     (7,078)        626      (6,452)
   Borrowings...............................   (17,823)        931     (16,892)    (15,301)        367     (14,934)
                                             ----------  ----------  ----------  ----------  ----------  ----------
     Total interest expense.................   (34,225)       (970)    (35,195)    (22,379)        993     (21,386)
                                             ----------  ----------  ----------  ----------  ----------  ----------

Increase (decrease) in net interest income.. $  10,539   $    (394)  $  10,145   $  (3,188)  $  (1,104)  $  (4,292)
                                             ==========  ==========  ==========  ==========  ==========  ==========

     The $10.1 million increase in net interest income between the year ended December 31, 1998 and the year ended December 31, 1997 reflects the 15.6% increase in the average balance of interest-earning assets, offset by a decrease in the net yield to 2.22% from 2.27%. The increases in the average balances of interest-earning assets are due to increases in credit card loans and increases in MBS and the short-term investment portfolios, which is in line with the Company's prior plans to leverage excess capital. The net yield decreased due to the use of higher costing CDs and FHLB advances to fund the increase in interest-earning assets, higher prepayments on the MBS portfolio causing increased amortization of the purchase premiums and the amortization of losses incurred in the second quarter of 1998 on the hedging program for fixed rate MBS. These were partially offset by a lower average balance of NPLs and an increase in the average balance of higher yielding credit card loans.

     The $4.3 million decrease in net interest income between 1997 and 1996 was primarily due to decreased rates on average interest-earning assets combined with an increase in the average balance of higher cost of FHLB advances. This was partially offset by an increase in the level of interest-earning assets and a reduction in the cost of CDs.

     The Company's net interest income, interest rate margin and operating results have been negatively affected by the level of loans on nonaccrual status. Gross balances of NPLs averaged $21.5 million, $43.1 million, and $60.4 million in 1998, 1997, and 1996, respectively. As a result, the Company's net interest rate margin was decreased by 0.05%, 0.11%, and 0.18% in those years, respectively.
                                       31

 PROVISION FOR ESTIMATED LOAN LOSSES

     The increase in provisions for estimated loan losses of $60.0 million for the year ended December 31, 1998, as compared to the corresponding period in 1997, was primarily due to increasing delinquencies and charge-offs in a rapidly growing sub-prime credit card portfolio. Gross credit card balances were $350.1 million as compared to $50.8 million, and delinquencies were 21.36% as compared to 10.65% at December 31, 1998 and December 31, 1997, respectively. Credit card charge-offs were $35.2 million in 1998, including $25.7 million of loans purchased by marketers of the credit enhancement credit card programs, with no comparable amounts in 1997.

     The decrease in provisions for estimated loan losses of $2.6 million for the year ended December 31, 1997, as compared to the corresponding period in 1996, was primarily due to decreased mortgage loan delinquencies and lower NPAs.

     While the Bank believes that the actions it has taken to significantly reduce credit card originations will reduce future credit losses in the credit card portfolio, no assurances can be given that these actions will have that result. In addition, a number of other factors could have a material adverse effect on the financial results of the credit card programs and the Company's overall financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; an increase in the number of customers seeking protection under the bankruptcy laws which increases the amount of charge-offs; the effects of fraud by third parties or customers; the effectiveness of the Company's collection efforts; and the financial performance of the Bank's remaining credit card marketers, which may impact their ability to fulfill their contractual financial obligations which may result in increased losses to the Bank.


NONINTEREST INCOME (EXPENSE)

     The following table presents noninterest income (expense) for the periods indicated:

                                                                            YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------
                                                                       1998          1997         1996
                                                                   -----------   -----------   ----------
                                                                           (Dollars in thousands)
       Loan fee income...........................................  $    3,255    $    2,076    $   2,295
       Credit card fees..........................................      21,414            45           --
       Fee income from the sale of uninsured investment products.       7,019         5,959        4,456
       Fee income from deposits and other fee income.............       3,331         3,365        3,044
       (Losses) gains on securities and trading activities, net..        (860)       (2,168)       1,336
       Fee income on ATM cash services...........................       3,375         1,049           --
       Other income (expense)....................................        (481)           37           22
       Real estate operations, net...............................      (2,635)       (6,473)      (8,907)
                                                                   -----------   -----------   ----------

         Total noninterest income................................  $   34,418    $    3,890   $    2,246
                                                                   ===========   ===========   ==========


     Noninterest income increased by $30.5 million to $34.4 million for the year ended December 31, 1998 from $3.9 million for the year ended December 31, 1997. Included in credit card fees, which increased $21.4 million in 1998, are origination and annual fees net of origination costs which are deferred and amortized into income over a 12 month period, interchange fees, late payment fees and other ancillary fees. Credit card origination cost represent marketing fees paid to MMG to originate cards under the MMG credit card program. Of the marketing fees paid to MMG during 1998, the Bank was entitled to reimbursement of $8.2 million related to the cancellation of previously opened credit card accounts. However, due to the uncertainty regarding the collectibility of these amounts, the Bank wrote off the $8.2 million against credit card fee income. In 1997 substantially all credit card fees were passed through to the credit card marketers under the credit enhancement programs.

     The loss on securities was $0.9 million in 1998 as compared to $2.2 million for 1997. The 1998 activity included a loss of $4.0 million related to a hedging program for the fixed rate MBS portfolio. During 1998, the Company used futures on Treasury Notes to hedge the valuation fluctuations of its fixed rate MBS portfolio. Based on historical performance, futures on Treasury Notes provided an expectation of high correlation with the MBS. Based on the correlation analysis completed for the period ended June 30, 1998, it was determined that high correlation in the fluctuations of the fair values of the MBS and the hedge instruments had not occurred. As a result, the $4.0 million loss was recorded, which represented the extent to which the futures results had not been offset by the effects of price changes on the MBS. The $4.0 million loss was offset by gains on the sale of securities and recoveries related to past loan securitizations.

     Other components of the increase in noninterest income in 1998 from 1997 include (a) an increase in ATM cash services income of $2.3 million, which is due to higher cash balances outstanding for the period based on a higher number of ATMs serviced; (b) decreased real estate operations costs of $3.8 million primarily due to improved execution of REO sales and a lower volume of foreclosed properties; and (c) an increase in investment products and loan fee income of $2.2 million due to a higher volume of sales of investment and loan products for the year, $0.8 million of which were related to the CalPERS program. These favorable variances were offset by $1.3 million in prepayment expenses on the early repayment of FHLB advances related to the Bank's efforts to reduce assets for regulatory capital purposes.

     Noninterest income increased by $1.7 million from $2.2 million in 1996 to $3.9 million in 1997. The major component of this increase are (a) fee income from sale of uninsured investment products increased by $1.5 million as a result of increased sales, (b) fee income on deposits and other income increased by $0.3 million primarily as a result of a higher average volume of deposit balances in 1997 as compared to 1996, (c) net gains on securities activities in 1997 increased by $1.3 million from 1996 primarily due to increased sales, (d) fee income on Americash increased $1.0 million as a result of cash services fees received in 1997, with no comparable amounts in 1996 and (e) decreased real estate operations of $2.4 million primarily due to improved execution on sales of foreclosed properties. These favorable variances were partially offset by the writedown of securities of $4.8 million. The writedown was based on the significant deterioration in the credit worthiness of the borrowers of the underlying loans collateralizing the securities.


OPERATING EXPENSES

     The following table presents operating expenses for the periods indicated:


                                               YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                           1998          1997          1996
                                        -----------   -----------   ----------
                                                (Dollars in thousands)
       Personnel and benefits.........  $   46,040    $   29,564    $  27,022
       Occupancy......................      14,591        11,647       10,353
       FDIC insurance.................       2,637         2,563       24,936
       Professional services..........      16,901        11,054       11,156
       Credit card servicing..........      10,848            --           --
       Office-related expenses........       6,759         3,819        3,552
       Other..........................       7,183         4,449        5,432
                                        -----------   -----------   ----------

         Total operating expense......  $  104,959    $   63,096   $   82,451
                                        ===========   ===========   ==========

     Operating expenses increased by $41.9 million to $105.0 million for the year ended December 31, 1998 compared to $63.1 million for the year ended December 31, 1997. The increase in expenses was due primarily to costs associated with the Bank's credit card programs and other business initiatives.

     Servicing of the Bank's credit card programs, which is performed by third party servicers and BPCS, increased $21.7 million in 1998 as compared to 1997. This increase was due to the significant increase in the Bank's credit card portfolio in 1998 and the increasing delinquencies and charge-offs in the credit card portfolio. One of the most significant costs in servicing credit card accounts is the collection efforts expended on delinquent accounts.

     Several business initiatives were started late in 1997 or early 1998, which contributed to the increase in operating expenses in 1998. The CalPERS, MOA, Internet bank and other projects contributed $11.5 million to the increase in operating expenses for 1998. In addition, the Year 2000 compliance project activities and represented $3.8 million of the $5.8 million increase in 1998 in professional services expense.

     Increases in personnel and benefits, occupancy and office related expenses were due to acquisitions, in the third quarter of 1997, of Hancock Savings Bank, FSB ("Hancock"), a five-branch savings association, and one branch from Coast Federal Bank, FSB ("Coast"). Increased expenses related to such acquisitions totaled $1.1 million.

     The Company has taken steps to reduce operating expenses in 1999, including a reduction in staffing, which, along with executive management changes, resulted in $2.1 million in severance expense in 1998.

     Although the Company is currently taking steps to reduce operating expenses, most of these reductions will not be fully effective until sometime in 1999 and these reductions will be offset by higher FDIC insurance rates, litigation costs and increased regulatory costs.

     Operating expenses decreased by $19.4 million to $63.1 million for the year ended December 31, 1997 compared to $82.5 million (including the SAIF special assessment of $18.0 million) for the year ended December 31, 1996. The change was primarily due to (a) a decrease of $22.4 million of FDIC insurance costs resulting from the special one-time recapitalization payment of $18.0 million to the SAIF in the third quarter of 1996 and an upgrade in the Bank's assessment classification, (b) a decrease of $1.0 million in other expenses primarily due to lower legal settlement costs related to certain litigation. These favorable variances were partially offset by (a) a $2.5 million increase in personnel and benefit expense due to a 23% increase of in FTEs during 1997 primarily due to the Hancock acquisition and the start-up of new business initiatives; (b) an increase of $1.3 million in occupancy costs primarily due to Hancock and Coast branch acquisitions.


INCOME TAXES

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

     The Company's expected combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. For 1998, the Company's actual effective income tax rate was an expense of 7.4% on losses before income taxes. This tax expense differs from the expected statutory tax benefit primarily due to federal and state tax expense attributable to the payment of alternative minimum tax, the establishment of additional valuation allowances and the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", limitations on the recognition of the deferred tax asset attributable to the current period book losses. The effective tax benefit rate of 92.2% on earnings before income taxes for 1997 reflects the federal and state tax benefit attributable to the utilization of net operating loss ("NOL") carryforwards and the partial recognition of the deferred tax asset based on anticipated future operations.

     Under SFAS No. 109, the recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of realization of the deferred tax asset, based upon the analysis of available evidence. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized on a "more likely than not" basis. As of December 31, 1997, the Company reflected a net deferred tax asset of $8.3 million. After consideration of the Company's recent earnings history and other available evidence, management of the Company determined that under the criteria of SFAS No. 109 it was appropriate to reduce the allowable net deferred tax asset to $4.9 million as of December 31, 1998.

     The analysis of available evidence is performed each quarter utilizing the "more likely than not" criteria required by SFAS No. 109 to determine the amount, if any, of the deferred tax asset to be realized. Adjustments to the valuation allowance are made accordingly. There can be no assurance that the Company will recognize additional portions of the deferred tax asset in future periods. Furthermore, the criteria of SFAS No. 109 could require the recording of additional valuation allowances against the $4.9 million net deferred tax asset through the recording of tax expense in future periods.

     Various federal Form 1120Xs "Amended U.S. Corporation Income Tax Return" were filed in 1996 for years 1986 through 1989, 1991, 1992 and 1994 to reflect the 10-year loss carryback under Internal Revenue Code ("IRC") Section 172(f) for qualifying deductions through August 4, 1994. These amended tax returns were filed with the Bank's former parent company, Citadel. Fidelity recorded $1.1 million of tax benefit in 1996 with respect to these amended tax returns. The Internal Revenue Service (the "Service") has completed its examination of the federal income tax returns for 1992, 1993 and tax year ended August 4, 1994 and review of the aforementioned carryback claim. A compromise of all unagreed issues for these years has been reached and is currently under review by the Service's Joint Committee on Taxation.

     IRC Sections 382 and 383 and the Treasury Regulations thereunder generally provide that following an ownership change of a corporation with an NOL, a net unrealized built-in loss or tax credit carryovers, the amount of annual post-ownership change taxable income that can be offset by pre-ownership change NOLs or recognized built-in losses and the amount of post-ownership change tax liability that can be offset by pre-ownership change tax credits, cannot exceed a limitation prescribed by IRC Section 382. This annual limitation generally equals the product of the fair market value of the equity of the corporation immediately before the ownership change (subject to various adjustments) and the long-term tax-exempt rate prescribed monthly by the Service.

     As a result of the 1994 restructure and recapitalization, the Bank underwent an ownership change, ceased to be a member of the Citadel consolidated group, and became subject to the annual limitations under IRC Section 382. As a result of the 1995 recapitalization, the Bank again underwent an ownership change and became subject to additional annual limitations under IRC Section
382. The limitations imposed by the 1995 change of ownership are inclusive of the limitations imposed by the 1994 change of ownership. The measurement of whether a change in ownership has occurred is based on changes in the holdings of significant shareholders and on the period of time in which any changes occur. The Company has experienced substantial changes in ownership of its significant shareholders and further changes may create a change in ownership as defined by IRC Section 382. If this would occur, the Company would become subject to a new annual limitation under IRC Section 382.

     Hancock was merged with and into Fidelity as of June 30, 1997 in a tax-free reorganization within the meaning of IRC Section 368(a)(1)(A), by reason of the application of IRC Section 368(a)(2)(D). The total net deferred tax assets of Hancock and the related valuation allowance are included in the balances of net deferred taxes starting as of December 31, 1997. In accordance with SFAS No. 109, any subsequent reductions in the valuation allowance associated with the deferred tax assets of Hancock will be reflected as an adjustment to any remaining unamortized goodwill with respect to this acquisition.

     As of December 31, 1998, the Bank had an estimated NOL carryover for federal income tax purposes of $71.7 million expiring in years 2008 through 2011. Of this amount, $59.8 million is subject to annual utilization limitations as a result of the Bank's 1994 and 1995 changes of ownership and Hancock's change of ownership occurring as part of its 1997 acquisition by the Bank. For California franchise tax purposes, the Bank had an estimated NOL carryover of $30.2 million. Of the estimated California NOL carryover, $26.6 million relates to the Bank's operations and expire in years 1999 through 2002, and $3.6 million relates to Hancock's NOLs expiring in years 2000 through 2009. Of the total $30.2 million California NOL, $16.3 million is subject to annual utilization limitations as a result of the Bank's 1995 change of ownership and Hancock's 1997 change of ownership.

     Effective for taxable years beginning after 1995, legislation enacted in 1996 has repealed for federal purposes the reserve method of accounting for bad debts for thrift institutions. While thrifts qualifying as "small banks" may continue to use the experience method, Fidelity, deemed a "large bank," is required to use the specific charge-off method. In addition, this enacted legislation contains certain income recapture provisions, which are discussed below.

     Thrift institutions deemed "large banks" are required to include into income ratably over 6 years, beginning with the first taxable year beginning after 1995, the institution's "applicable excess reserves." The applicable excess reserves are the excess of (1) the balance of the institution's reserves for losses on loans other than supplemental reserves at the close of its last taxable year beginning before January 1, 1996, over (2) the adjusted balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. Fidelity's applicable excess reserves at December 31, 1995 were $14.6 million. This amount is being recognized into taxable income over six years at the rate of $2.4 million per year starting with the taxable year ended December 31, 1996. In addition, $1.5 million in Hancock excess reserves were recorded as part of its acquisition as of June 30, 1997. This excess reserve amount is to be recognized into income over a four-year period. The remaining applicable excess reserves at December 31, 1998 were $8.3 million.

     The remaining adjusted pre-1988 total reserve balance of $26.3 million at December 31, 1998, will be recaptured into taxable income in the event Fidelity
(1) ceases to be a "bank" or "thrift," (2) makes distributions to shareholders in excess of current or accumulated post-1951 earnings and profits, or (3) makes distributions to shareholders in a partial or complete redemption or liquidation. Based on current estimates, Fidelity had current earnings and profits at December 31, 1998 sufficient to cover 1998 distributions to shareholders. As a result, Fidelity did not trigger any reserve recapture into taxable income for 1998.


FINANCIAL CONDITION

   LOAN PORTFOLIO

     The Company's mortgage loan portfolio is primarily secured by assets located in southern California and is comprised principally of single family and multifamily (2 units or more) residential loans. At December 31, 1998, 18.1% of Fidelity's real estate loan portfolio consisted of California single family residences, while another 11.4% and 60.7% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively. At December 31, 1997, 22.2% of Fidelity's real estate loan portfolio consisted of California single family residences, while another 11.2% and 57.3% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively.

     The Company's credit card portfolio consists primarily of sub-prime credits with revolving credit limits ranging from $100 to $5,000. The MMG credit card program was marketed primarily to individuals at the lower end of the credit spectrum and charged origination fees of $249 and annual fees of $50, which were deferred and are being amortized over a 12 month period. At December 31, 1998, outstanding balances in the Bank's credit card portfolio were $350.1 million. The credit card program with MMG represented $170.9 million of the outstanding balances and the program with ADC represented $147.3 million of the outstanding balances. At year end, the MMG and ADC programs together accounted for 91% of the total outstanding credit card balances. At December 31, 1998, 43% of the credit card portfolio is fixed rate, 48% adjust with the Wall Street prime rate and 9% adjust with to LIBOR. During 1998, the actual rate charged on the credit card accounts ranged from 15% to 25%.

     All presentations of the total loan portfolio include loans receivable and loans held for sale unless stated otherwise. The following table sets forth the composition of total loans at the dates indicated:


                                                                    DECEMBER 31,
                                         -------------------------------------------------------------------------
                                              1998           1997           1996           1995           1994
                                         -------------  -------------  -------------  -------------  -------------
LOANS BY TYPE                                                     (DOLLARS IN THOUSANDS)
Residential loans:
  Single family......................... $    486,864    $   638,539   $    517,288   $    594,019   $    755,253
  Multifamily:
    2 to 4 units........................      281,960        322,309        319,281        345,884        393,943
    5 to 36 units.......................    1,220,585      1,343,597      1,408,317      1,521,056      1,612,926
    37 units and over...................      247,638        308,473        307,741        329,916        345,287
                                         -------------  -------------  -------------  -------------  -------------
      Total multifamily.................    1,750,183      1,974,379      2,035,339      2,196,856      2,352,156
                                         -------------  -------------  -------------  -------------  -------------
Total residential loans.................    2,237,047      2,612,918      2,552,627      2,790,875      3,107,409
                                         -------------  -------------  -------------  -------------  -------------
Other real estate loans:
  Commercial & industrial...............      179,956        204,656        203,510        234,384        248,255
  Land and land improvements............           39          1,656          1,670          3,032          2,050
                                         -------------  -------------  -------------  -------------  -------------
Total other real estate loans...........      179,995        206,312        205,180        237,416        250,305
                                         -------------  -------------  -------------  -------------  -------------
Gross mortgage loans....................    2,417,042      2,819,230      2,757,807      3,028,291      3,357,714
Credit card loans.......................      350,078         50,828             --             --             --
Other loans.............................       29,884         12,084          6,373          6,040          7,251
                                         -------------  -------------  -------------  -------------  -------------
Total loans, gross......................    2,797,004      2,882,142      2,764,180      3,034,331      3,364,965
                                         -------------  -------------  -------------  -------------  -------------
Less:
  Undisbursed loan funds................           42          1,710             --             --            259
  Unearned (premiums) discounts, net....       (4,227)        (2,722)         1,974          2,463          1,980
  Deferred loan fees....................       29,442          9,039         12,767          7,317          7,221
  Allowances for estimated loan losses..      106,171         50,538         57,508         89,435         67,202
                                         -------------  -------------  -------------  -------------  -------------
    Total...............................      131,428         58,565         72,249         99,215         76,662
                                         -------------  -------------  -------------  -------------  -------------

Total loans, net........................ $  2,665,576   $  2,823,577   $  2,691,931   $  2,935,116   $  3,288,303
                                         =============  =============  =============  =============  =============

     Since 1994, when the Bank ceased its mortgage loan origination operations, the Bank has experienced a decreasing mortgage loan portfolio. Increases in mortgage loans have primarily consisted of limited purchases of mortgages secured by single family and multifamily 2 to 4 unit properties. Beginning in 1997, the Bank began originating credit card loans and other consumer loans. The increases in the deferred loan fees and allowances for estimated loan losses in 1998 primarily relate to the Bank's credit card portfolio.

     The following table details the activity in the gross loan portfolio for the periods indicated:

                                                                     YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------
                                                   1998          1997          1996          1995          1994
                                               ------------  ------------  ------------  ------------  ------------
                                                                     (DOLLARS IN THOUSANDS)
Principal balance at beginning of period.      $ 2,882,142   $ 2,764,180   $ 3,034,331   $ 3,364,965   $ 3,807,232
Real estate loans originated:
   Conventional:
     Single family............................       2,558           836            --         3,411       238,944
     Multifamily:
        2 to 4 units..........................          --            --            --           515        38,100
        5 to 36 units.........................         192         7,373         1,673         4,743        68,862
        37 units and over.....................          18         1,144         3,628         3,207        65,940
                                               ------------  ------------  ------------  ------------  ------------
          Total multifamily...................         210         8,517         5,301         8,465       172,902
     Commercial & industrial..................       5,324         2,150           533         6,586         5,597
                                               ------------  ------------  ------------  ------------  ------------
        Total real estate loans originated....       8,092        11,503         5,834        18,462       417,443
                                               ------------  ------------  ------------  ------------  ------------
Real estate loans purchased:
   Single family (1)..........................     118,955       195,333         7,444        (1,237)      100,756
   Multifamily:
     2 to 4 units.............................      11,744        23,749           319            --           250
     5 to 36 units............................          50           338            --            --         2,466
     37 units and over........................         150         2,184            --            --           665
                                               ------------  ------------  ------------  ------------  ------------
        Total multifamily.....................      11,944        26,271           319            --         3,381
   Commercial & industrial....................          --            --           262         2,171            --
                                               ------------  ------------  ------------  ------------  ------------
     Total real estate loans purchased........     130,899       221,604         8,025           934       104,137
                                               ------------  ------------  ------------  ------------  ------------
Total real estate loans funded................     138,991       233,107        13,859        19,396       521,580
                                               ------------  ------------  ------------  ------------  ------------
Loans sold or securitized:
   Whole loans................................     (99,964)      (13,516)       (4,508)     (123,080)     (326,797)
   Bulk sales.................................          --            --            --            --      (341,432)
   Repurchases................................       2,512         6,842         6,577         9,850         9,072
                                               ------------  ------------  ------------  ------------  ------------
Total loans sold or securitized...............     (97,452)       (6,674)        2,069      (113,230)     (659,157)
                                               ------------  ------------  ------------  ------------  ------------
Amortization and prepayments..................    (418,322)     (236,389)     (208,992)     (143,989)     (208,404)
Foreclosures..................................     (27,774)      (75,385)      (77,585)      (92,661)     (102,293)
Hancock loans acquired........................          --       146,802            --            --            --
Increase in credit card loans.................     299,249        50,828            --            --            --
Other increase (decrease) in total loans, net.      20,170         5,673           498          (150)        6,007
                                               ------------  ------------  ------------  ------------  ------------
Net (decrease) increase in total loans, net...     (85,138)      117,962      (270,151)     (330,634)     (442,267)
                                               ------------  ------------  ------------  ------------  ------------

Principal balance at end of period............ $ 2,797,004   $ 2,882,142   $ 2,764,180   $ 3,034,331   $ 3,364,965
                                               ============  ============  ============  ============  ============
----------------
(1)   Net of repurchases.


     Beginning in 1994 the Bank entered into agreements with established providers of consumer credit products pursuant to which all mortgage products made available to retail branch customers were referred to and underwritten, funded and serviced by third parties. Of the $130.9 million in net loan purchases in 1998, $89.3 million were CRA qualifying product for which the Bank is required to have minimum investments. Another $41.6 million in purchases related to the nonconforming loan division of the Bank that was established in the third quarter of 1998. Approximately $100 million in CRA product purchased in 1997 and 1998 was sold at a gain of $0.8 million in the third quarter of 1998.

     Of the $418.3 million in amortization and prepayments of mortgage loans in 1998, approximately $370 million was due to prepayments. Prepayments increased in 1998 due to lower market interest rates and improving real estate prices in Southern California.

     The increase in credit card loans was primarily due to increases of $96.5 million and $170.9 million in the ADC and MMG credit card portfolios, respectively. As a result of the discontinuance of originations under the ADC, MMG and FAMCO programs, credit card loan balances are not expected to increase in 1999.

     The following table presents gross mortgage loans by type and location as of December 31, 1998:

                                                                                               COMMERCIAL
                                                         MULTIFAMILY                          & INDUSTRIAL
                                                -------------------------------------  ------------------------
                                      SINGLE      2 TO 4       5 TO 36      37 UNITS      HOTEL/       OTHER
                                      FAMILY       UNITS        UNITS       AND OVER      MOTEL         C&I         TOTAL
                                   -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                         (DOLLARS IN THOUSANDS)
   California:
    Southern California Counties:
     Los Angeles.................. $  199,825   $  104,373   $  886,352   $  157,375   $    8,444   $   81,784   $1,438,153
     Orange.......................     65,178      102,901      133,487       21,399       18,978       32,256      374,199
     San Diego....................     23,161       10,041       70,598       29,419           --        2,527      135,746
     San Bernardino/Riverside.....     41,587       18,226       43,766       17,309           --       13,098      133,986
     Ventura/other................     34,090       12,839       47,419        9,677        2,371        7,458      113,854
                                   -----------  -----------  -----------  -----------  -----------  -----------  -----------
      Total Southern California       363,841      248,380    1,181,622      235,179       29,793      137,123    2,195,938
  counties........................
    Northern California counties..     72,600       27,167       38,963       11,297        1,136        5,050      156,213
                                   -----------  -----------  -----------  -----------  -----------  -----------  -----------
     Total California.............    436,441      275,547    1,220,585      246,476       30,929      142,173    2,352,151
   Other states...................     50,423        6,413           --        1,162        1,772        5,121       64,891
                                   -----------  -----------  -----------  -----------  -----------  -----------  -----------

   Gross mortgage loans........... $  486,864   $  281,960   $1,220,585   $  247,638   $   32,701   $  147,294   $2,417,042
                                   ===========  ===========  ===========  ===========  ===========  ===========  ===========


     The following table sets forth, by contractual maturity and loan type, the loan portfolio at December 31, 1998. The table does not consider the prepayment experience of the loan portfolio when scheduling the maturities of loans.




                                                                            MATURES IN
                                                        ---------------------------------------------------
                                         TOTAL LOANS                            2000-            AFTER
                                         RECEIVABLE           1999              2005             2005
                                      ---------------   ---------------   ---------------   ---------------
                                                              (DOLLARS IN THOUSANDS)
Residential loans:
  Single family...................... $      486,864    $          636    $        5,690    $      480,538
  Multifamily:
    2 to 4 units.....................        281,960                 3            17,491           264,466
    5 to 36 units....................      1,220,585               868           223,792           995,925
    37 units and over................        247,638             1,045            61,433           185,160
                                      ---------------   ---------------   ---------------   ---------------
      Total multifamily..............      1,750,183             1,916           302,716         1,445,551
                                      ---------------   ---------------   ---------------   ---------------
      Total residential loans........      2,237,047             2,552           308,406         1,926,089
                                      ---------------   ---------------   ---------------   ---------------
Other real estate loans:
  Commercial and industrial..........        179,956            12,690           147,708            19,558
  Land & land improvements...........             39                39                --                --
                                      ---------------   ---------------   ---------------   ---------------
    Total other real estate loans....        179,995            12,729           147,708            19,558
                                      ---------------   ---------------   ---------------   ---------------
Gross mortgage loans.................      2,417,042            15,281           456,114         1,945,647
                                      ---------------   ---------------   ---------------   ---------------
Credit card loans....................        350,078           350,078                --                --
Other loans..........................         29,884             4,800            17,915             7,169
                                      ---------------   ---------------   ---------------   ---------------

Total loans, gross................... $    2,797,004    $      370,159    $      474,029    $    1,952,816
                                      ===============   ===============   ===============   ===============

     The following table sets forth, by contractual maturity and interest rate, the fixed rate and adjustable rate mortgage loan portfolios at December 31, 1998. The table does not consider the prepayment experience of the loan portfolio when scheduling the maturities of loans.

                                                                                   MATURITIES
                                                                                     GREATER           WEIGHTED
                                            MORTGAGE LOANS        MATURES             THAN             AVERAGE
                                              RECEIVABLE          IN 1999           ONE YEAR           SPREAD
                                           --------------     --------------     --------------     --------------
                                                                 (DOLLARS IN THOUSANDS)
   Adjustable rate loans:
       COFI-- 1 month..................    $   1,723,394      $       4,666      $   1,718,728          2.493%
       COFI-- 6 month..................          371,304              6,161            365,143          2.350%
       COFI-- other....................            9,862                203              9,659          1.897%
       Treasury Bill-- 12 months.......           77,779                 47             77,732          2.988%
       Treasury Bill-- other...........           30,381                 --             30,381          3.126%
       Other...........................           77,943              3,785             74,158          4.540%
                                           --------------     --------------     --------------
        Total adjustable rate loans....        2,290,663             14,862          2,275,801
   Fixed rate loans....................          126,379                419            125,960
                                           --------------     --------------     --------------

   Total mortgage loans, gross.........    $   2,417,042      $      15,281      $   2,401,761
                                           ==============     ==============     ==============

   TREASURY ACTIVITIES

     The following table reconciles the amortized cost and aggregate fair value of the investment securities and MBS AFS portfolios at December 31, 1998:

                                                                                    UNREALIZED
                                                         AMORTIZED   ----------------------------------------   AGGREGATE
                                                           COST          GAINS        LOSSES          NET       FAIR VALUE
                                                       ------------  ------------  ------------  ------------  ------------
                                                                            (DOLLARS IN THOUSANDS)
Investment securities:
   Old Line Funding Corp. commercial paper.........    $    28,797   $        --   $        --   $        --   $    28,797
                                                       ------------  ------------  ------------  ------------  ------------
MBS:
   FHLMC                                                     3,843            --           (52)          (52)        3,791
   FNMA............................................        170,506           232          (752)         (520)      169,986
   Government National Mortgage Association ("GNMA")        86,422           218           (84)          134        86,556
   Fidelity participation certificates.............         23,055            --            --            --        23,055
   CMO:
     FNMA                                                   74,749            --        (1,998)       (1,998)       72,751
     Residential Funding Mortgage Securities.......          2,170            --           (91)          (91)        2,079
     Residential Asset Securitization Trust........         10,237           119            --           119        10,356
     Saxon Mortgage Securities Corp................          3,527            --           (41)          (41)        3,486
                                                       ------------  ------------  ------------  ------------  ------------
       Total CMO...................................         90,683           119        (2,130)       (2,011)       88,672
                                                       ------------  ------------  ------------  ------------  ------------
   Dynex financing note trust......................         48,084            --          (332)         (332)       47,752
   Structured Asset Securities Corp. mortgage-backed
note                                                        45,212            --           (14)          (14)       45,198
                                                       ------------  ------------  ------------  ------------  ------------
     Total MBS.....................................        467,805           569        (3,364)       (2,795)      465,010
                                                       ------------  ------------  ------------  ------------  ------------

Total AFS..........................................    $   496,602   $       569   $    (3,364)  $    (2,795)  $   493,807
                                                       ============  ============  ============  ============  ============

     The Company has in the past employed various derivative financial instruments to hedge valuation fluctuations in its trading and AFS securities portfolios. Realized gains and losses on termination of such hedge instruments are amortized into interest income or expense over the expected remaining life of the hedged asset. Realized losses of $3.3 million at December 31, 1998 related to the hedging program for the fixed rate MBS AFS portfolio are recorded as adjustments to the cost basis of the securities being hedged and are being amortized over the life of the securities as a yield adjustment. Due to the volatility of the correlation between futures on Treasury Notes and the cost of a hedging program in relation to its benefits, the Company terminated this hedging program in July 1998. As of December 31, 1998, the Company had no derivative financial instruments outstanding.

     The securities portfolio consisted of the following at the dates indicated:

                                                                         DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                                      1998                    1997                       1996
                                           ------------------------  -----------------------  ------------------------
                                                          WEIGHTED                  WEIGHTED                  WEIGHTED
                                                          AVERAGE                   AVERAGE                    AVERAGE
                                              AMOUNT       YIELD        AMOUNT       YIELD      AMOUNT         YIELD
                                           ------------   --------   ------------   --------   ------------   --------
                                                                      (DOLLARS IN THOUSANDS)
Whole loan investment repurchase
  agreements.............................. $        --         --%   $    28,000       7.19%   $        --         --%
Federal funds sold........................     220,000       4.36             --         --         29,000       7.00
                                           ------------              ------------              ------------
  Total cash equivalents..................     220,000       4.36         28,000       7.19         29,000       7.00
                                           ------------              ------------              ------------
Investment securities:
  AFS:
    U.S. Government and agency
      obligations.........................          --         --        100,837       5.53        156,251       6.20
    Other investments.....................      28,797       5.55             --         --             --         --
                                           ------------              ------------              ------------
      Total AFS...........................      28,797       5.55        100,837       5.53        156,251       6.20
                                           ------------              ------------              ------------
  Held to maturity:
    Other investments.....................       1,084       6.19          3,189       6.00          5,178       5.77
                                           ------------              ------------              ------------
Total investment securities...............      29,881       5.57        104,026       5.54        161,429       6.19
                                           ------------              ------------              ------------
MBS:
  AFS:
    FHLMC.................................       3,791       6.00         10,275       6.35         62,362       7.87
    FNMA..................................     169,986       7.12        230,509       6.96         55,548       7.24
    GNMA..................................      86,556       7.00        222,808       6.98         35,680       6.54
    Participation certificates............      23,055       6.04         24,860       6.04         25,813       6.72
    CMO...................................      88,672       7.10        343,212       7.22             --         --
    LIBOR Asset Trust.....................          --         --         20,940       7.47             --         --
    Financing note trust .................      47,752       5.78             --         --             --         --
    Mortgage-backed note..................      45,198       5.97             --         --             --         --
                                           ------------              ------------              ------------
    Total AFS.............................     465,010       6.79        852,604       7.05        179,403       7.51
                                           ------------              ------------              ------------
  Held to maturity:
    LIBOR Asset Trust.....................          --         --             --       --           30,024       7.52
                                           ------------              ------------              ------------
  Trading:
    GNMA..................................          --         --         41,050     6.66           14,121       6.52
                                           ------------              ------------              ------------
Total MBS.................................     465,010       6.79        893,654     7.03          223,548       7.51
                                           ------------              ------------              ------------
FHLB stock................................      65,358       5.76         60,498     6.10           52,330       6.00
                                           ------------              ------------              ------------

  Total securities portfolio.............. $   780,249       5.97    $ 1,086,178     6.85     $    466,307       6.85
                                           ============              ============              ============

     The following table summarizes the maturity and weighted average yield of investment securities at December 31, 1998.

                                                                                    MATURES IN
                                                               -------------------------------------------------
                                               TOTAL                    1999                  AFTER 2009
                                     ------------------------  ------------------------  -----------------------
                                                     WEIGHTED                  WEIGHTED                 WEIGHTED
                                                      AVERAGE                  AVERAGE                   AVERAGE
                                        AMOUNT        YIELD       AMOUNT        YIELD       AMOUNT        YIELD
                                     ------------     -----    ------------     -----    ------------     -----
                                                              (DOLLARS IN THOUSANDS)
Whole loan investment repurchase
  agreements........................ $   220,000      4.36%    $   220,000      4.36%    $        --       --%
                                     ------------              ------------              ------------
Investment securities:
  U.S. Government and
    agency obligations:
    Held to maturity................       1,084      6.19           1,084      6.19              --       --
    AFS.............................      28,797      5.55          28,797      5.55              --       --
                                     ------------              ------------              ------------
      Total investment securities...      29,881      5.57          29,881      5.57              --       --
                                     ------------              ------------              ------------
MBS, AFS............................     465,010      6.79         152,983      6.04         312,027     7.16
FHLB stock..........................      65,358      5.76          65,358      5.76              --       --
                                     ------------              ------------              ------------

  Total securities portfolio........ $   780,249      5.97     $   468,222      5.18     $   312,027     7.16
                                     ============              ============              ============

ASSET QUALITY

     The Company's mortgage loan portfolio is primarily secured by assets located in southern California and is comprised principally of single family and multifamily (2 units or more) residential loans. At December 31, 1998, 18.1% of Fidelity's real estate loan portfolio consisted of California single family residences, while another 11.4% and 60.7% consisted of California multifamily dwellings of 2 to 4 units and 5 or more units, respectively.

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

     During 1998, the Company significantly increased its primarily sub-prime credit card portfolio. During the third quarter of 1998, the Bank experienced increases in delinquencies and charge-offs in excess of prior expectations. The performance of the Bank's credit card portfolio may be adversely affected by a number of factors, including a national or regional economic slowdown or recession, an increase in the number of customers seeking protection under the bankruptcy laws, the effectiveness of the Company's collection efforts, and fraud by third parties or customers. In addition, because the portfolio is primarily sub-prime, the Bank may experience significantly higher delinquencies and charge-offs than those experienced by other credit card issuers whose portfolios are not sub-prime.

   DELINQUENT LOANS

     The following tables present net delinquent loans at the dates indicated:

                                                                          QUARTERS ENDED
                                                --------------------------------------------------------------------
                                                DECEMBER 31,  SEPTEMBER 30,    JUNE 30,     MARCH 31,   DECEMBER 31,
                                                    1998           1998          1998          1998           1997
                                                ------------  ------------  ------------  ------------  ------------
                                                                       (DOLLARS IN THOUSANDS)
 Mortgage loan delinquencies by number of days:
    30 to 59 days.........................      $     6,556   $     8,706   $     6,401   $    11,664   $     9,433
    60 to 89 days.........................            4,936         4,776         4,647         3,079         4,095
    90 days and over......................           13,841        15,551        18,338        16,420        13,074
                                                ------------  ------------  ------------  ------------  ------------

 Total....................................      $    25,333   $    29,033   $    29,386   $    31,163   $    26,602
                                                ============  ============  ============  ============  ============
 As a percentage of outstanding balances:
    30 to 59 days.........................             0.27%         0.35%         0.24%         0.42%         0.34%
    60 to 89 days.........................             0.21          0.19          0.17          0.11          0.14
    90 days and over......................             0.57          0.61          0.69          0.60          0.47
                                                ------------  ------------  ------------  ------------  ------------

 Total....................................             1.05%         1.15%         1.10%         1.13%         0.95%
                                                ============  ============  ============  ============  ============
 Credit card loan delinquencies by number of days:
    30 to 59 days.........................      $    19,609   $    26,892  $      9,187   $     4,097   $     2,472
    60 to 89 days.........................           15,391        10,606         5,419         2,814         1,432
    90 to 119 days........................           17,969         5,983         3,691         2,190           705
    120 to 149 days.......................           17,363         5,031         2,278         1,553           376
    150 days and over.....................            4,460         1,420         1,206         1,003           428
                                                ------------  ------------  ------------  ------------  ------------

 Total....................................      $    74,792   $    49,932  $     21,781   $    11,657   $     5,413
                                                ============  ============  ============  ============  ============
 As a percentage of outstanding balances:
    30 to 59 days.........................             5.60%         8.64%         4.73%         3.63%         4.86%
    60 to 89 days.........................             4.40          3.41          2.79          2.50          2.82
    90 to 119 days........................             5.13          1.92          1.90          1.94          1.39
    120 to 149 days.......................             4.96          1.62          1.17          1.38          0.74
    150 days and over.....................             1.27          0.46          0.62          0.89          0.84
                                                ------------  ------------  ------------  ------------  ------------

 Total....................................            21.36%        16.05%        11.21%        10.34%        10.65%
                                                ============  ============  ============  ============  ============

 Other loan delinquencies by number of days:
    30 to 59 days.........................      $     2,079   $       965   $        284  $       375   $        --
    60 to 89 days.........................              533           227            155           --            14
    90 days and over......................              414           294            349          137            70
                                                ------------  ------------  ------------  ------------  ------------

 Total....................................      $     3,026   $     1,486   $        788  $       512   $        84
                                                ============  ============  ============  ============  ============
 As a percentage of outstanding balances:
    30 to 59 days.........................             8.48%         3.69%          1.45%        2.41%           --%
    60 to 89 days.........................             2.18          0.87           0.79           --          0.54
    90 days and over......................             1.69          1.12           1.78         0.88          2.71
                                                ------------  ------------  ------------  ------------  ------------

 Total....................................            12.35%         5.68%          4.02%        3.29%         3.25%
                                                ============  ============  ============  ============  ============



     Of the $25.3 million in mortgage loan delinquencies at December 31, 1998, $7.7 million are loans on single family residences which have Veterans Administration ("VA") or FHA guarantees. As a result of the VA or FHA guarantees no losses are expected from these loans.

     Credit card delinquencies increased $69.4 million as of December 31, 1998 as compared to December 31, 1997. The increase in delinquencies in the credit card portfolio is due to a significant increase in first payment defaults on new cards originated during the third quarter and the continued seasoning of the portfolio originated in prior periods. Of the total increase of $69.4 million in credit card delinquencies, $54.5 million related to the MMG portfolio and $12.5 million related to the ADC portfolio. As a result of the Bank significantly curbing new card originations and the attrition of accounts previously outstanding, the overall delinquency percentage of the credit card portfolio is expected to decrease in future periods.

     The following table presents the credit card loan portfolio by program at the dates indicated:

                                                                         QUARTERS ENDED
                                         ---------------------------------------------------------------------------------

                                           DECEMBER 31,   SEPTEMBER 30,      JUNE 30,         MARCH 31,       DECEMBER 31,
                                              1998            1998             1998              1998             1997
                                         -------------    -------------    -------------    -------------    -------------
                                                                     (DOLLARS IN THOUSANDS)

  MMG outstanding balances:
     Current...........................  $    116,431     $    132,855     $     78,446     $     33,143     $        229
     Delinquencies:
       30 to 59 days...................        11,810           19,486            4,419              934               --
       60 to 89 days...................        10,089            6,257            1,589                4               --
       90 to 119 days..................        13,472            2,944              986               --               --
       120 to 149 days.................        14,660            2,304              338               --               --
       150 days and over...............         4,460            1,175                4               --               --
                                         -------------    -------------    -------------    -------------    -------------
          Total delinquencies..........        54,491           32,166            7,336              938               --
                                         -------------    -------------    -------------    -------------    -------------

  Total................................  $    170,922     $    165,021     $     85,782     $     34,081     $        229
                                         =============    =============    =============    =============    =============
  As a percentage of outstanding
  balances:
     30 to 59 days.....................          6.91%           11.81%            5.15%            2.74%              --%
     60 to 89 days.....................          5.90             3.79             1.85             0.01               --
     90 to 119 days....................          7.88             1.78             1.15               --               --
     120 to 149 days...................          8.58             1.40             0.40               --               --
     150 days and over.................          2.61             0.71               --               --               --
                                         -------------    -------------    -------------    -------------    -------------

  Total................................         31.88%           19.49%            8.55%            2.75%              --%
                                         =============    =============    =============    =============    =============
  ADC outstanding balances:
     Current...........................  $    129,450     $    107,099     $     82,506     $     64,992     $     45,054
     Delinquencies:
       30 to 59 days...................         6,603            6,755            4,610            3,153            2,472
       60 to 89 days...................         4,633            3,973            3,687            2,810            1,432
       90 to 119 days..................         3,959            2,864            2,695            2,190              705
       120 to 149 days.................         2,699            2,727            1,940            1,553              376
       150 days and over...............            --              245            1,202            1,003              428
                                         -------------    -------------    -------------    -------------    -------------
          Total delinquencies..........        17,894           16,564           14,134           10,709            5,413
                                         -------------    -------------    -------------    -------------    -------------

  Total................................  $    147,344     $    123,663     $     96,640     $     75,701     $     50,467
                                         =============    =============    =============    =============    =============
  As a percentage of outstanding
  balances:
     30 to 59 days.....................          4.48%            5.46%            4.77%            4.17%            4.90%
     60 to 89 days.....................          3.14             3.21             3.82             3.71             2.84
     90 to 119 days....................          2.69             2.32             2.79             2.89             1.40
     120 to 149 days...................          1.83             2.21             2.00             2.05             0.75
     150 days and over.................            --             0.20             1.24             1.33             0.84
                                         -------------    -------------    -------------    -------------    -------------

  Total................................         12.14%           13.40%           14.62%           14.15%           10.73%
                                         =============    =============    =============    =============    =============

                                                                                                               (CONTINUED)

     (CONTINUED)

                                                                         QUARTERS ENDED
                                         ---------------------------------------------------------------------------------

                                           DECEMBER 31,   SEPTEMBER 30,      JUNE 30,         MARCH 31,       DECEMBER 31,
                                              1998            1998             1998              1998             1997
                                         -------------    -------------    -------------    -------------    -------------
                                                                    (DOLLARS IN THOUSANDS)

  Other credit card loans outstanding balances:
     Current...........................  $     29,405     $     21,365     $     11,590     $      2,923     $        132
     Delinquencies:
       30 to 59 days...................         1,196              651              158               10               --
       60 to 89 days...................           669              376              143               --               --
       90 to 119 days..................           538              175               10               --               --
       120 to 149 days.................             4               --               --               --               --
       150 days and over...............            --               --               --               --               --
                                         -------------    -------------    -------------    -------------    -------------
          Total delinquencies..........         2,407            1,202              311               10               --
                                         -------------    -------------    -------------    -------------    -------------

  Total................................  $     31,812     $     22,567     $     11,901     $      2,933     $        132
                                         =============    =============    =============    =============    =============
  As a percentage of outstanding
  balances:
     30 to 59 days.....................          3.76%            2.88%            1.33%            0.34%              --%
     60 to 89 days.....................          2.10             1.67             1.21               --               --
     90 to 119 days....................          1.69             0.77             0.08               --               --
     120 to 149 days...................          0.01               --               --               --               --
     150 days and over.................            --               --               --               --               --
                                         -------------    -------------    -------------    -------------    -------------

  Total................................          7.56%            5.32%            2.62%            0.34%              --%
                                         =============    =============    =============    =============    =============


     The available credit on credit cards outstanding at December 31, 1998 was $26.9 million, $31.1 million and $23.2 million for MMG, ADC and other card programs, respectively.

     The following table presents the credit card portfolio by geographic location at December 31, 1998:


                                                                                          PERCENT OF
                                                                           AMOUNT            TOTAL
                                                                     ----------------  ----------------
                                                                           (DOLLARS IN THOUSANDS)
           State:
              Alabama.............................................   $        19,244        5.50%
              Arkansas............................................             6,684        1.91
              California..........................................            35,434       10.12
              Florida.............................................            46,208       13.20
              Georgia.............................................            14,622        4.18
              Illinois............................................             9,178        2.62
              Louisiana...........................................             9,426        2.69
              Maryland............................................             6,876        1.96
              Michigan............................................             9,748        2.78
              Massachusetts.......................................            10,761        3.07
              North Carolina......................................            17,726        5.06
              New York............................................            20,258        5.79
              Ohio................................................            11,551        3.30
              Pennsylvania........................................            10,290        2.94
              South Carolina......................................            11,884        3.39
              Tennessee...........................................            10,349        2.96
              Texas...............................................            25,165        7.19
              Virginia............................................             6,498        1.86
              Other states........................................            68,176       19.48
                                                                     ----------------  ----------------

           Total..................................................   $       350,078      100.00%
                                                                     ================  ================


   NONACCRUING LOANS

     The Bank places a loan, other than a credit card loan, on nonaccrual status whenever the payment of interest is 90 or more days delinquent, or earlier if management determines that it is warranted. Loans on nonaccrual status are resolved by the borrower bringing the loan current, by the Bank and the borrower agreeing to modify the terms of the loan or by foreclosure of the collateral securing the loan.

     The following table presents net nonaccruing loans at the dates indicated:

                                                                               DECEMBER 31,
                                             -----------------------------------------------------------------------------
                                                  1998            1997            1996            1995            1994
                                             -------------   -------------   -------------   -------------   -------------
                                                                         (DOLLARS IN THOUSANDS)
 Single family.............................  $      6,349    $      4,221    $      8,019    $      7,226    $      7,775
 Multifamily:
      2 to 4 units.........................         2,609             948           5,959           6,671           6,590
      5 to 36 units........................         3,568           4,753          18,071          14,312          23,112
      37 units and over....................           562           2,090           2,671           3,190           7,088
                                             -------------   -------------   -------------   -------------   -------------
         Total multifamily.................         6,739           7,791          26,701          24,173          36,790
 Commercial & industrial...................         1,127           1,062           1,405          20,511          27,049
 Other loans...............................           157              --              --              --              --
                                             -------------   -------------   -------------   -------------   -------------

    Total..................................  $     14,372    $     13,074    $     36,125    $     51,910    $     71,614
                                             =============   =============   =============   =============   =============

     It is the Bank's policy to reserve all earned but unpaid interest on mortgage and other loans placed on nonaccrual status. The reduction in income related to such reserves, net of interest recognized on cured delinquencies, was $1.9 million, $3.9 million and $6.0 million for 1998, 1997 and 1996, respectively.

   ACCRUING DELINQUENT LOANS

     Credit card loans accrue interest up to the date of charge-off. Finance charges are included in the principal balance of the credit card loan and are charged to the ALLL when the credit card balance is charged-off.

     The following table presents net accruing loans delinquent 90 days or greater at the dates indicated:


                                                              DECEMBER 31,
                                                        ------------------------
                                                            1998         1997
                                                        -----------  -----------
                                                         (DOLLARS IN THOUSANDS)
        90 to 119 days...............................   $    17,969          705
        120 to 149 days..............................        17,363          376
        150 days and over............................         4,460          428
                                                        -----------  -----------

           Total.....................................   $    39,792  $     1,509
                                                        ===========  ===========

   RESTRUCTURED LOANS

     The Bank will consider modifying the terms of a mortgage loan when the borrower is experiencing financial difficulty and the Bank determines that the loan, as modified, is likely to result in a greater ultimate recovery to the Bank than taking title to the property.

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

     The following table presents TDRs by property type at the dates indicated:


                                                                                  DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                      1998            1997            1996            1995           1994
                                                  ------------    ------------    ------------    ------------    ------------
                                                                             (DOLLARS IN THOUSANDS)
Property type:
Single family.................................... $       561     $       575     $     1,178     $     1,162     $       459
Multifamily:
   2 to 4 units..................................       2,167           3,287           4,260           2,597           2,511
   5 to 36 units.................................      15,694          14,972          11,647          15,189          35,347
   37 units and over.............................       8,156           6,485           5,805           9,109          10,292
                                                  ------------    ------------    ------------    ------------    ------------
     Total multifamily...........................      26,017          24,744          21,712          26,895          48,150
Commercial and industrial........................      21,440(1)       18,674(1)       22,306(1)        3,688           1,645
Land.............................................          --              --              --             946           1,890
                                                  ------------    ------------    ------------    ------------    ------------
     Total TDRs.................................. $    48,018     $    43,993     $    45,196     $    32,691     $    52,144
-----------------                                 ============    ============    ============    ============    ============

(1) Includes a hotel property loan with a balance of $18.0 million, $18.1 million and $18.4 million at December 31, 1998, 1997 and 1996, respectively.


   ACCELERATED ASSET RESOLUTION PLAN

     In the fourth quarter of 1995, the Bank adopted the Accelerated Asset Resolution Plan (the "Plan"), which was designed to aggressively dispose of, resolve or otherwise manage a pool of primarily multifamily loans and REO that at that time were considered by the Bank to have higher risk of future nonperformance or impairment relative to the remainder of the Bank's multifamily loan portfolio.

     As of June 30, 1998, the Plan was terminated based on the minimal remaining assets and the determination that the resolution of these assets would be conducted in a similar manner as the Bank's regular portfolio. As of June 30, 1998, the remaining 30 assets with a book balance, net of SVA and writedowns, of $9.4 million, comprised of accruing and nonaccruing multifamily real estate loans totaling approximately $4.8 million and REO properties totaling approximately $4.6 million. The $1.6 million of unallocated ALLL remaining as of June 30, 1998 from the original $50.8 million reserves established for the Plan was included in the Bank's ALLL at June 30, 1998.

   CLASSIFIED ASSETS

The following table summarizes classified assets net of SVAs and writedowns at the dates indicated:


                                                                          DECEMBER 31,
                                           -----------------------------------------------------------------------------
                                               1998            1997            1996            1995            1994
                                           -------------   -------------   -------------   -------------   -------------
                                                                      (DOLLARS IN THOUSANDS)
 Performing classified loans:
    Single family......................... $      3,492    $      3,551    $      4,555    $      4,368    $        544
    Multifamily:
      2 to 4 units........................        2,672           4,241           6,030           8,297             951
      5 to 36 units.......................       39,570          63,777          60,785          85,581          28,872
      Over 37 units.......................       17,027          22,704          10,375          39,301          19,925
                                           -------------   -------------   -------------   -------------   -------------
         Total multifamily................       59,269          90,722          77,190         133,179          49,748
    Commercial and industrial.............        5,802          10,412          29,503          10,099           5,515
    Credit card loans.....................       39,792              --              --              --              --
                                           -------------   -------------   -------------   -------------   -------------
      Total performing classified loans...      108,355         104,685         111,248         147,646          55,807
                                           -------------   -------------   -------------   -------------   -------------
 NPAs:
    NPLs                                         14,372          13,074          36,125          51,910          71,614
    REO...................................        8,397          12,293          24,663          19,521          14,115
    Other repossessed assets..............          535              --              --              --              --
                                           -------------   -------------   -------------   -------------   -------------
      Total NPAs..........................       23,304          25,367          60,788          71,431          85,729
                                           -------------   -------------   -------------   -------------   -------------
 Other classified assets..................        1,426          23,450           2,060              --              --
                                           -------------   -------------   -------------   -------------   -------------

 Total classified assets.................. $    133,085    $    153,502    $    174,096    $    219,077    $    141,536
                                           =============   =============   =============   =============   =============
 Classified asset ratios:
    NPLs to total assets..................         0.39%           0.31%           1.08%           1.57%           1.93%
    NPLs to total loans...................         0.54%           0.46%           1.34%           1.77%           2.18%
    NPAs to total assets..................         0.63%           0.61%           1.83%           2.16%           2.31%
    TDRs to total assets..................         1.29%           1.06%           1.36%           0.99%           1.40%
    NPAs and TDRs to total assets.........         1.92%           1.66%           3.18%           3.16%           3.72%
    Classified assets to total assets.....         3.59%           3.68%           5.23%           6.64%           3.82%
    REO to NPAs...........................        36.03%          48.46%          40.57%          27.33%          16.47%
    NPLs to NPAs..........................        61.67%          51.54%          59.43%          72.67%          83.53%

     Total classified assets decreased $20.4 million or 13.3% from December 31, 1997, to $133.1 million at December 31, 1998. This decrease was due to a $34.8 million decrease in classified mortgage loans and a $22.0 million decrease in other classified assets offset by a $39.8 million increase in classified credit card loans. The decrease in classified mortgage loans reflects the improving performance of the underlying income properties and increases in property values in Southern California. Other classified assets decreased due to the sale of certain classified asset backed securities in 1998. The increase in classified credit card loans was the result of the increase in accounts delinquent greater than 90 days.

   REO

     The following table presents REO by property type and information about the change in the book value and the number of properties owned and foreclosed for the periods indicated:

                                                                            DECEMBER 31,
                                              -------------------------------------------------------------------------
                                                   1998           1997          1996            1995            1994
                                              -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
Single family...............................  $      2,453    $     2,611   $      3,185   $      2,952   $        930
Multifamily:
    2 to 4 units............................         1,281          1,091          3,410          2,598            198
    5 to 36 units...........................         1,735          5,318         13,574          8,421          4,884
    37 units and over.......................         1,844          3,149          1,844            --           1,041
                                              -------------  -------------  -------------  -------------  -------------
    Total multifamily.......................         4,860          9,558         18,828         11,019          6,123
Commercial and industrial...................         1,584            624          3,950          7,850          7,062
Valuation allowances........................          (500)          (500)        (1,300)        (2,300)           --
                                              -------------  -------------  -------------  -------------  -------------

    Total net REO...........................  $      8,397   $     12,293   $     24,663   $     19,521   $     14,115
                                              =============  =============  =============  =============  =============
Properties foreclosed during the period:
    Number..................................            62             88            131            109             64
    Gross book value........................  $     27,774   $     75,385   $     77,585   $     92,661   $    102,293
    Average book value......................  $        231   $        294   $        343   $        343   $        441


   ALLOWANCE FOR ESTIMATED LOAN AND REO LOSSES

     The following table summarizes the activity in the allowance for estimated loan and REO losses for the periods indicated:

                                                                         YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------
                                                       1998           1997          1996            1995            1994
                                                  -------------  -------------  -------------  -------------  -------------
                                                                          (DOLLARS IN THOUSANDS)
Balance at beginning of period.................   $     55,993   $     59,589   $     92,927   $     69,520   $    101,547
                                                  -------------  -------------  -------------  -------------  -------------
   Charge-offs.................................        (25,624)       (44,000)       (55,471)       (52,636)       (72,505)
   Recoveries..................................          5,085          9,118          3,304          2,953          4,542
                                                  -------------  -------------  -------------  -------------  -------------
     Net charge-offs...........................        (20,539)       (34,882)       (52,167)       (49,683)       (67,963)
   Provision:
     Estimated loan losses.....................         73,032         13,004         15,610         69,724         65,559
     REO.......................................            251          1,060          3,219          3,366          8,768
   Net change in cash reserves.................            461(2)       4,332             --             --             --
   ALLL charged off on bulk sale assets........             --             --             --             --         (38,391)
   Allowances related to acquisition (1).......             --         12,890             --             --             --
                                                  -------------  -------------  -------------  -------------  -------------

Balance at end of period.......................   $    109,198   $     55,993   $     59,589   $     92,927   $     69,520
                                                  =============  =============  =============  =============  =============
Ratio of net charge-offs during the period to
   average loans outstanding...................            0.8%           1.2%           1.8%           1.6%           1.9%

(1) Represents the estimated loan losses included in the acquisition of Hancock.
(2) Net change in cash reserves includes fundings, repurchases and transfers from credit card marketers.

     The following table presents loan and REO charge-offs and recoveries for the periods indicated:


                                                                          YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------
                                                       1998           1997          1996            1995           1994
                                                  -------------  -------------  -------------  -------------  -------------
                                                                          (DOLLARS IN THOUSANDS)
Charge-offs:
   Single family..............................    $      1,143   $      3,343   $      4,345   $      2,650   $      4,127
   Multifamily loans:
     2 to 4 units.............................           1,490          6,306          6,242          5,218          8,584
     5 to 36 units............................           8,384         28,664         33,083         33,948         39,050
     37 units and over........................           3,515          3,548          6,043          8,179         16,291
                                                  -------------  -------------  -------------  -------------  -------------
        Total multifamily.....................          13,389         38,518         45,368         47,345         63,925
   Commercial and industrial..................             529          2,139          5,758          2,641          4,453
   Credit card loans..........................           9,502             --             --             --             --
   Other loans................................           1,061             --             --             --             --
                                                  -------------  -------------  -------------  -------------  -------------

Total charge-offs.............................    $     25,624   $     44,000   $     55,471   $     52,636   $     72,505
                                                  =============  =============  =============  =============  =============
Recoveries:
   Single family..............................    $      1,345   $      2,199   $        645   $         57   $        158
   Multifamily loans:
     2 to 4 units.............................             798          1,286            303             62            169
     5 to 36 units............................           2,286          4,611          1,144          1,781          3,227
     37 units and over........................             511            247            491            829            727
                                                  -------------  -------------  -------------  -------------  -------------
        Total multifamily.....................           3,595          6,144          1,938          2,672          4,123
   Commercial and industrial..................              63            775            721            224            261
   Credit card loans..........................              --             --             --             --             --
   Other loans................................              82             --             --             --             --
                                                  -------------  -------------  -------------  -------------  -------------

Total recoveries..............................    $      5,085   $      9,118   $      3,304   $      2,953   $      4,542
                                                  =============  =============  =============  =============  =============


     In addition to reserves established by the Bank, cash reserves have been provided by credit card affinity marketers under the credit enhancement programs which are utilized to purchase accounts from the Bank after the accounts reach a certain delinquent status. At December 31, 1998 and 1997, cash reserves were $1.9 million and $4.3 million, respectively, and were recorded as deposits on the Company's statements of financial condition. Accounts purchased from cash reserves during 1998 totaled $25.7 million and are not included in the above table. No accounts were purchased from cash reserves in 1997.

     The following table sets forth the allowance for estimated loan and REO losses at the dates indicated:

                                                                     QUARTERS ENDED
                                          ------------------------------------------------------------------------
                                          DECEMBER 31,   SEPTEMBER 30,    JUNE 30,      MARCH 31,     DECEMBER 31,
                                              1998           1998           1998          1998            1997
                                         -------------  -------------  -------------  -------------  -------------
                                                                    (DOLLARS IN THOUSANDS)
Loans:
   ALLL ...............................  $     98,229   $     88,500   $     36,088   $     32,192   $     32,426
   SVA.................................         7,942         10,522         15,800         15,843         18,112
                                         -------------  -------------  -------------  -------------  -------------
     Total ALLL and SVA................       106,171         99,022         51,888         48,035         50,538
   Cash reserves.......................         1,888          7,656          8,334          6,488          4,332
                                         -------------  -------------  -------------  -------------  -------------
     Total allowances and cash reserves       108,059        106,678         60,222         54,523         54,870
                                         -------------  -------------  -------------  -------------  -------------
REO valuation allowances...............         1,139          1,032          1,041          1,068          1,123
                                         -------------  -------------  -------------  -------------  -------------

Total allowances and cash reserves.....  $    109,198   $    107,710   $     61,263   $     55,591   $     55,993
                                         =============  =============  =============  =============  =============

Selected ratios:
   Total loan allowances to gross loans          3.86%          3.68%          2.06%          1.86%          1.90%
   Total allowances to loans and REO...          3.94%          3.77%          2.12%          1.91%          1.95%
   Total ALLL and cash reserves to:
     Net loans.........................          3.62%          3.38%          1.31%          1.33%          1.29%
     Net NPLs..........................        696.61%        569.48%        185.27%        232.15%        281.15%
     Net loans and REO.................          3.63%          3.38%          1.55%          1.34%          1.30%
     Net NPAs..........................        431.75%        354.97%        148.84%        143.79%        146.88%
     Total assets......................          2.71%          2.53%          1.05%          0.92%          0.89%


     Credit losses are inherent in the business of originating and retaining loans. The Company maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. These allowances consist of SVAs and an ALLL which are based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. In addition, the Company's allowances incorporate the results of measuring impaired loans as provided in:

     o     SFAS No. 5, "Accounting for Contingencies"
     o     SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and
     o SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures."

     These accounting standards prescribe the measurement methods, income recognition and disclosures concerning impaired loans.

     The SVA is established where management has identified significant conditions or circumstances related to a specific loan that management believes indicate the probability that a loss has been incurred.

     The ALLL is established to provide for credit losses inherent in the loan portfolio other than those provided for in SVAs. The ALLL is computed utilizing several models and methodologies which are based upon a number of factors, including historical delinquency and loss experience, the level of nonperforming and internally classified loans, the composition of the loan portfolio, estimated remaining lives of the various types of loans within the portfolio, prevailing and forecasted economic conditions and management's judgment. For small-dollar-value homogeneous loans (such as consumer installment loans, residential mortgages and credit card loans), the Company utilizes computations based on various factors, including past loss experience, recent economic events and current conditions and portfolio delinquency rates. For loans or groups of loans for which the Company has little or no loss experience of its own, the Company utilizes the loss experience for similar types of loans of other enterprises.

     The Company's methodology for assessing the appropriateness of the ALLL consists of:

     o         a calculated component, and
     o         a judgmental component

     The calculated component of the ALLL at December 31, 1998 was determined as follows:

     o SINGLE FAMILY MORTGAGE LOANS: A delinquency migration model was utilized which applies delinquency and loss factors to the outstanding portfolio segregated by delinquency status. The delinquency and loss factors are based on delinquency migration results of the Company's single family loan portfolio for the most recent twelve months, or, in the case of nonconforming mortgage loans, are based on the delinquency and loss experience for similar types of loans of other enterprises. Estimated charge-offs in 1999 are expected to be $1.7 million.

     o MULTIFAMILY MORTGAGE LOANS GRADED PASS OR SPECIAL MENTION: Loss factors were applied to outstanding loan balances based on the internal risk grade of those loans or pools of loans. These loss factors are based on classification migration models that track three years of the Company's historical loss experience. Estimated charge-offs in 1999 are expected to be $8.3 million.

     o         COMMERCIAL & INDUSTRIAL REAL ESTATE LOANS GRADED PASS OR SPECIAL
               MENTION: Loss factors were applied to outstanding loan balances based on the internal risk grade of those loans or pools of loans. These loss factors are based on loss experiences for similar types of loans of other enterprises. Estimated charge-offs in 1999 are expected to be $1.3 million.

     o         MULTIFAMILY AND COMMERCIAL & INDUSTRIAL REAL ESTATE LOANS GRADED
               SUBSTANDARD: For all loans greater than $1 million, an estimated allowance was computed based on the estimated value of the underlying collateral of each loan net of estimated selling and disposition costs. For all other loans, loss factors were applied to the outstanding loan balances based on their relative size or loan to value ratio. The loss factors utilized were based in part on the Company's historical experience and current expectations. Estimated charge-offs in 1999 are expected to be $5.8 million.

     o         CREDIT CARD LOANS ORIGINATED UNDER THE ADC AND MMG AGREEMENTS:
               The Company utilized a delinquency migration model that applies delinquency migration factors to the outstanding portfolio segregated by delinquency status. The delinquency migration model assumes the continuation of historical delinquency patterns from current accounts to charge-off. No recovery of charged off accounts was assumed. Estimated charge-offs in 1999 are expected to be $72.5 million.

     o CREDIT CARD LOANS ORIGINATED UNDER OTHER PROGRAMS: Delinquency migration models based on the related credit card portfolios specific experience were utilized or, for the most recently established programs, loss factors based in part on the Company's loss experience for its other credit card portfolios were applied. Estimated charge-offs in 1999, net of related cash deposits and guarantees of credit enhanced credit card program marketers, are expected to be $0.2 million.

     o AUTO LOANS: A delinquency migration model, which applies delinquency and loss factors to the outstanding portfolio segregated by delinquency status, was utilized. Estimated charge-offs in 1999 are expected to be $3.5 million.

     o ALL OTHER LOANS: Loss factors were applied to the outstanding loan balances. These loss factors were based on the Company's historical experience or the loss experience for similar types of loans of other enterprises. Estimated charge-offs in 1999 are expected to be $0.2 million.

     Loans with SVAs are excluded from the computation of ALLL.

     The judgmental component is based upon management's evaluation of various conditions, the effects of which are not directly measured in determining SVA or the calculated component. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the judgmental component include the following conditions:

     o level of inherent uncertainty in the precision of the calculated component,
     o   general economic and business conditions affecting key lending areas,
     o credit quality trends, including trends in nonperforming loans expected to result from existing conditions,
     o   recent trends in collateral values,
     o   loan volumes and concentrations,
     o   seasoning of the loan portfolios,
     o   specific industry conditions within portfolio segments,
     o   recent loss experience in particular segments of the portfolio,
     o   duration of the current business cycle, and
     o   bank regulatory examination results

     Executive management reviews these conditions quarterly. If any of these conditions is evidenced by a specifically identifiable problem credit as of the evaluation date, management's estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit. Where any of these conditions are not evidenced by a specifically identifiable problem credit as of the evaluation date, management's evaluation of the probable loss concerning this condition is reflected in the judgmental component.

     The credit enhanced credit card programs require the marketing agent, as part of their contractual obligation to reimburse Fidelity for credit losses, to maintain cash deposits with Fidelity. These cash deposits are deducted from the computed amount of estimated future credit losses in determining the required levels of ALLL and are considered part of the reserves available to cover future credit losses. In addition, the Bank does not provide for estimated credit losses in excess of cash deposits for the credit enhanced credit card programs if a determination is made that the Bank can rely on the marketer for payment of future credit losses.

     The Company's allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. The Company's methodology includes several features that are intended to reduce the difference between estimated and actual losses. The migration models that are used are designed to be self-correcting by taking into account the Company's recent delinquency and loss experience. Pooled loan loss factors are adjusted quarterly based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, the Company's methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors that affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, the Company is able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

     The Company believes its policies and procedures for establishing the allowance for credit losses and for providing provisions for estimated loan losses are in accordance with generally accepted accounting principles ("GAAP"), including SFAS No. 5, SFAS No. 114, SFAS No. 118 and regulatory standards established by the OTS.

     The allowance for loan losses does not represent the amount of losses that could be incurred under adverse conditions that management does not consider to be the most likely to arise. In addition, management's classification of assets and evaluation of the adequacy of the allowance for loan losses is an ongoing process. Consequently, there can be no assurance that material additions to the Bank's allowance for loan losses will not be required in the future, thereby adversely affecting earnings and the Bank's ability to maintain or build capital.

REGULATORY CAPITAL COMPLIANCE

     The OTS capital regulations, as required by FIRREA include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks.

     The Bank's actual and required capital are as follows at the dates indicated:

                                                                         TO BE CATEGORIZED
                                                                           AS ADEQUATELY           TO BE CATEGORIZED
                                                     ACTUAL                 CAPITALIZED           AS WELL CAPITALIZED
                                              ----------------------  ------------------------  ------------------------
                                                AMOUNT      RATIO       AMOUNT        RATIO       AMOUNT        RATIO
                                                                       (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 1998:
  Total capital (to risk-weighted assets).....$  188,746     8.95%    $  168,656      8.00%     $  210,820      10.00%
  Core capital (to adjusted tangible assets)..   161,506     4.36        111,028      3.00         185,046       5.00
  Tangible capital (to tangible assets).......   161,506     4.36         55,514      1.50              N/A
  Core capital (to risk-weighted assets)......   161,506     7.66              N/A                 126,492       6.00

AS OF DECEMBER 31, 1997:
  Total capital (to risk-weighted assets).....   244,719    11.57        169,157      8.00         211,447      10.00
  Core capital (to adjusted tangible assets)..   218,296     5.26        124,485      3.00         207,476       5.00
  Tangible capital (to tangible assets).......   218,296     5.26         62,243      1.50              N/A
  Core capital (to risk-weighted assets)......   218,296    10.32              N/A                 126,868       6.00

     The following table reconciles the Company's stockholders' equity and the Bank's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital at the dates indicated:

                                                              TANGIBLE         CORE         RISK-BASED
                                                               CAPITAL       CAPITAL          CAPITAL
                                                           ------------    ------------    ------------
                                                                     (DOLLARS IN THOUSANDS)
                                                           --------------------------------------------
      AS OF DECEMBER 31, 1998:
        Consolidated stockholders' equity................. $   127,388     $   127,388     $   127,388
        Adjustments:
          Fidelity's Preferred Stock......................      51,750          51,750          51,750
          Bank Plus equity excluding Fidelity.............      (6,152)         (6,152)         (6,152)
                                                           ------------    ------------    ------------
        Fidelity's stockholders' equity...................     172,986         172,986         172,986
        Accumulated other comprehensive loss..............       2,795           2,795           2,795
        Adjustments:
          Intangible assets...............................     (14,268)        (14,268)        (14,268)
          Nonincludable subsidiaries......................          (7)             (7)             (7)
          Excess ALLL.....................................          --              --          27,240
                                                           ------------    ------------    ------------

      Regulatory capital.................................. $   161,506     $   161,506     $   188,746
                                                           ============    ============    ============
      AS OF DECEMBER 31, 1997:
        Consolidated stockholders' equity................. $   181,345     $   181,345     $   181,345
        Adjustments:
          Fidelity's Preferred Stock......................      51,750          51,750          51,750
          Bank Plus equity excluding Fidelity.............      (3,063)         (3,063)         (3,063)
                                                           ------------    ------------    ------------
        Fidelity's stockholders' equity...................     230,032         230,032         230,032
        Accumulated other comprehensive loss..............       4,467           4,467           4,467
        Adjustments:
          Intangible assets...............................     (16,185)        (16,185)        (16,185)
          Nonincludable subsidiaries......................         (18)            (18)            (18)
          Excess ALLL.....................................          --              --          26,505
          Equity investments..............................          --              --             (82)
                                                           ------------    ------------    ------------

      Regulatory capital.................................. $   218,296     $   218,296     $   244,719
                                                           ============    ============    ============

     As of December 31, 1998, the Bank was "adequately capitalized" under the PCA regulations adopted by the OTS pursuant to FDICIA. As of December 31, 1998, the most constraining of the capital ratio measurements was core capital to adjusted tangible assets which had an excess of $13.5 million above the minimum level required to be considered adequately capitalized. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since December 31, 1998 that management believes have changed the institution's category.


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

     At December 31, 1998, the Company had deposits of $2.9 billion. The following table presents the distribution of deposit accounts at the dates indicated:

                                                            DECEMBER 31,
                                                   ----------------------------
                                                        1998           1997
                                                   ------------   -------------
                                                      (DOLLARS IN THOUSANDS)
   Passbook accounts...........................    $    56,836    $     67,502
   Checking accounts...........................        380,292         336,036
   Money market savings accounts...............         56,451          55,885
                                                   ------------   -------------
        Total transaction accounts.............        493,579         459,423
                                                   ------------   -------------
   CDs.........................................      2,428,952       2,432,378
                                                   ------------   -------------

        Total deposits.........................    $ 2,922,531    $  2,891,801
                                                   ============   =============


     There were no brokered deposits outstanding at December 31, 1998 and 1997.

     The following table summarizes CDs by remaining maturity and weighted average rate at December 31, 1998.

                                                                        REMAINING TERM TO MATURITY
                                              -----------------------------------------------------------------------------
                                                                                                 GREATER
                                               LESS THAN         3 TO 6          6 TO 12          THAN
                                               3 MONTHS          MONTHS           MONTHS        12 MONTHS         TOTAL
                                             -------------   --------------   -------------   -------------   -------------
                                                                      (DOLLARS IN THOUSANDS)
CDs:
    Less than $100,000....................   $    521,560    $     397,020    $    576,217    $    300,203    $  1,795,000
    Greater than $100,000.................        186,848          117,219         181,374         148,511         633,952
                                             -------------   --------------   -------------   -------------   -------------

Total CDs.................................   $    708,408    $     514,239    $    757,591    $    448,714    $  2,428,952
                                             =============   ==============   =============   =============   =============
Weighted average yield:
    Less than $100,000....................           5.23%            5.11%           4.91%           4.96%           5.06%
    Greater than $100,000.................           5.59             5.39            5.23            5.02            5.32
                                             -------------   --------------   -------------   -------------   -------------
Total weighted average yield on
    CDs                                              5.32%            5.18%           4.99%           4.98%           5.12%
                                             =============   ==============   =============   =============   =============

     The following table provides information with regards to the Bank's most recent quarterly experience in the levels of and pricing of CDs for the period indicated:


                                                                                            WEIGHTED AVERAGE RATE
                                                                                           -----------------------
                                                             NEW OR                                       NEW OR
                                           MATURITIES        RENEWED        NET CHANGE     MATURITIES     RENEWED
                                         -------------    -------------    ------------    ----------    ---------
                                                                  (DOLLARS IN THOUSANDS)
 CDs maturing in quarter ended:
     December 31, 1998.................  $    588,091     $    436,875     $  (151,216)        5.42%        4.30%
     September 30, 1998................       604,220          591,719         (12,501)        5.43         5.06
     June 30, 1998.....................       456,817          617,404         160,587         5.34         5.24
     March 31, 1998....................       637,224          701,988          64,764         5.26         5.42
     December 31, 1997.................       443,897          461,385          17,488         5.31         5.39

     The distribution of certificate accounts by date of maturity is an important indicator of the relative stability of a major source of funds. Longer term certificate accounts generally provide greater stability as a source of funds, but currently entail greater interest costs than passbook accounts. The following tables summarize certificate accounts by maturity, as a percentage of total deposits and weighted average rate at December 31, 1998:

                                                                                                      WEIGHTED
                                                                                   PERCENT OF TOTAL   AVERAGE
  MATURES IN QUARTER ENDED:                                             AMOUNT          DEPOSITS         RATE
  -------------------------                                         -------------  ----------------   ---------
                                                                                (DOLLARS IN THOUSANDS)
  March 31, 1999................................................... $    612,653         21.0%         5.19%
  June 30, 1999....................................................      424,396         14.5          5.21
  September 30, 1999...............................................      374,016         12.8          4.97
  December 31, 1999................................................      250,603          8.6          4.86
  March 31, 2000...................................................      232,679          8.0          4.83
  June 30, 2000....................................................       36,430          1.2          4.26
  September 30, 2000...............................................        7,442          0.3          5.40
  December 31, 2000 and after......................................      490,733         16.7          5.42
                                                                    -------------       ------

     Total CDs..................................................... $  2,428,952         83.1%         5.12
                                                                    =============       ======

   BORROWINGS

     The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated:

                                                                                   DECEMBER 31,
                                                                  ---------------------------------------------
                                                                      1998             1997            1996
                                                                  -------------   -------------   -------------
                                                                             (DOLLARS IN THOUSANDS)
FHLB advances:
   Fixed rate advances........................................... $    585,000    $    835,000    $    237,151
   Floating rate advances........................................           --         174,960         212,700
                                                                  -------------   -------------   -------------
    Total FHLB advances..........................................      585,000       1,009,960         449,851
                                                                  -------------   -------------   -------------
Other borrowings:
   Senior Notes..................................................       51,478          51,478              --
   Mortgage-backed notes.........................................           --              --         100,000
   Commercial paper..............................................           --              --          40,000
                                                                  -------------   -------------   -------------
    Total other borrowings.......................................       51,478          51,478         140,000
                                                                  -------------   -------------   -------------

Total borrowings................................................. $    636,478     $ 1,061,438    $    589,851
                                                                  =============    ============   =============

Weighted average interest rate on all borrowings.................         6.20%          6.13%           6.02%
                                                                  =============      =========       =========
Percent of total borrowings to total liabilities and
   stockholders' equity..........................................        17.15%         25.46%          17.71%
                                                                  =============      =========       =========


   UNDRAWN SOURCES

     The Company maintains other sources of liquidity to draw upon, which at December 31, 1998 include (a) a line of credit with the FHLB with $156.0 million available, (b) $76.5 million in unpledged securities available to be placed in reverse repurchase agreements or sold and (c) $294.3 million of unpledged loans, some of which would be available to collateralize additional FHLB or private borrowings, or be securitized.

   CONTINGENT OR POTENTIAL USES OF FUNDS

     The Bank had unfunded loans totaling less than $0.1 million and $1.7 million at December 31, 1998 and 1997, respectively. The Bank had no unfunded loans at December 31, 1996. Additionally, unused lines of credit related to credit card loans and other credit lines totaled $114.8 million, $46.0 million and $19.7 million at December 31, 1998, 1997 and 1996, respectively.

   LIQUIDITY

     The regulatory required average daily balance of liquid assets is 4% of the liquidity base, which is based on a quarterly average. The Bank's quarterly average regulatory liquidity ratio was 18.40% and 22.75% at December 31, 1998 and 1997, respectively. The Bank's monthly average regulatory liquidity ratio, under the liquidity regulations in force at the time was 6.86% for December 31, 1996.

   HOLDING COMPANY LIQUIDITY

     At December, 1998 and 1997, Bank Plus had cash and cash equivalents of $0.7 million and $1.0 million, respectively. Bank Plus has no material potential cash producing operations or assets other than its investments in Fidelity, Gateway and BPCS. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity, Gateway and BPCS in order to fund its cash needs, including its payment obligations on the $51.5 million principal amount of the Senior Notes issued in exchange for Fidelity's Preferred Stock.

     Bank Plus has funded the interest payments on its Senior Notes through preferred stock and common stock dividends from Fidelity. The preferred stock carries a 10% rate and is not subject to OTS approval unless, among other things, the Bank's regulatory capital falls below adequately capitalized. The common stock dividends, which are used to fund the difference between the rate on the Senior Notes and the rate on the preferred stock dividends, are currently subject to OTS approval. No assurance can be given that the OTS will approve the common stock dividends in the future, or that the OTS will approve the preferred stock dividends in the future if the Bank's regulatory capital falls below adequately capitalized. The February 1999 Senior Note interest payments were funded by the preferred stock dividend from Fidelity and cash on hand at Bank Plus. In future periods, Bank Plus may be able to increase its liquidity through dividends from Gateway or BPCS. No assurance can be given that funds will continue to be available at Bank Plus to pay future interest payments, or that dividends will be able to be made by Gateway or BPCS to provide additional liquidity.

   COMMITMENTS AND CONTINGENCIES

     Fidelity enters into agreements to extend credit to customers on an ongoing basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Most commitments are expected to be drawn upon and, therefore, the total commitment amounts generally represent future cash requirements. At December 31, 1998, the Company had less than $0.1 million in commitments to fund loans. There was an unused line of credit of $16.9 million associated with a mortgage warehouse credit agreement. In addition, the Company has extended lines of credit in the form of credit cards totaling $431.3 million, of which $81.2 million was unused and available at December 31, 1998.

     As of December 31, 1998, the Company had certain mortgage loans with a gross principal balance of $78.7 million, of which $65.7 million had been sold in the form of mortgage pass-through certificates, over various periods of time, to four investor financial institutions leaving a balance of $13.0 million in loans retained by the Company. These mortgage pass-through certificates provide a credit enhancement to the investors in the form of the Company`s subordination of its retained percentage interest to that of the investors. In this regard, the aggregate of $65.7 million held by investors are deemed Senior Mortgage Pass-Through Certificates and the $13.0 million in loans held by the Company are subordinated to the Senior Mortgage Pass-Through Certificates in the event of borrower default. Full recovery of the $13.0 million is subject to this contingent liability due to its subordination. In 1993, the Bank repurchased as an investment a portion of the mortgage pass-through certificates, and at December 31, 1998, the balance of the repurchased certificate was $23.1 million and was included in the MBS AFS portfolio and accounted for in accordance with SFAS No. 115. The other Senior Mortgage Pass-Through Certificates totaling $42.6 million at December 31, 1998 are owned by other investor institutions. The contingent liability for credit losses on these mortgage pass-through certificates was $0.9 million and $2.1 million at December 31, 1998 and 1997, respectively, and is included in other liabilities.

     The Company also effected the securitization by FNMA of multifamily mortgages wherein whole loans were swapped for Triple A rated MBS through FNMA`s Alternative Credit Enhancement Structure ("ACES") program. These MBS were later sold and the current outstanding balance as of December 31, 1998 of $89.8 million is serviced by the Company, including commitments assumed as a result of the Hancock acquisition. As part of a credit enhancement to absorb losses relating to the ACES transaction, the Company has pledged and placed in a trust account, as of December 31, 1998, $16.4 million, comprised of $12.2 million in cash and $4.2 million in U.S. Treasury securities and MBS. The Company shall absorb losses, if any, which may be incurred on the securitized multifamily loans to the extent of $16.4 million. FNMA is responsible for any losses in excess of the $16.4 million. The corresponding contingent liability for credit losses was $2.3 million and $4.0 million at December 31, 1998 and 1997, respectively, and is included in other liabilities.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

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

     The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of December 31, 1998. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods as adjusted for interest-rate swaps and other financial instruments as applicable, and based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                AS OF DECEMBER 31, 1998
                                                                 MATURITY OR REPRICING
                                          -------------------------------------------------------------------------
                                             WITHIN 3     4-12         1-5       6-10    OVER 10
                                              MONTHS     MONTHS       YEARS      YEARS     YEARS       TOTAL
                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Cash and cash equivalents.............. $   233,894  $        --   $     --   $      --   $      --   $  233,894
  Investment securities (1) (2)..........      94,155        1,084         --          --          --       95,239
  MBS (1)                                     152,004          980         --          --     312,026      465,010
  Loans receivable:
    ARMs and other adjustables (3).......     351,914    2,203,996     98,722      10,455         401    2,665,488
    Fixed rate loans.....................       5,059           --      4,007      12,771     109,679      131,516
                                          -----------  ------------  ---------  ----------  ----------  -----------
      Total gross loans receivable.......     356,973    2,203,996    102,729      23,226     110,080    2,797,004
                                          -----------  ------------  ---------  ----------  ----------  -----------

Total interest-earning assets............     837,026    2,206,060    102,729      23,226     422,106   $3,591,147
                                          -----------  ------------  ---------  ----------  ----------  ===========
INTEREST-BEARING LIABILITIES:
  Deposits:
    Checking and savings accounts (4)....     437,128           --         --          --          --   $  437,128
    Money market accounts (4)............      56,451           --         --          --          --       56,451
    Fixed maturity deposits:
      Retail customers...................     700,295    1,271,830    447,594         616         404    2,420,739
      Wholesale customers................       8,113           --        100          --          --        8,213
                                          -----------  ------------  ---------  ----------  ----------  -----------
        Total deposits...................   1,201,987    1,271,830    447,694         616         404    2,922,531
                                          -----------  ------------  ---------  ----------  ----------  -----------
  Borrowings:
    FHLB advances (3)....................          --           --    585,000          --          --      585,000
    Other................................          --           --         --      51,478          --       51,478
                                          -----------  ------------  ---------  ----------  ----------  -----------
      Total borrowings...................          --           --    585,000      51,478          --      636,478
                                          -----------  ------------  ---------  ----------  ----------  -----------

Total interest-bearing liabilities.......   1,201,987    1,271,830  1,032,694      52,094         404  $ 3,559,009
                                          ----------- ------------ -----------  ----------  ---------- ============

Repricing Gap............................ $ (364,961) $   934,230  $ (929,965)  $ (28,868)  $ 421,702
                                          =========== ============ ===========  ==========  ==========

Gap to total assets......................     (9.83)%       25.17%    (25.05)%     (0.78)%      11.36%

Cumulative Gap to Total Assets...........     (9.83)%       15.34%     (9.71)%    (10.49)%       0.87%

(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) Investment securities include FHLB stock of $65.4 million.
(3) ARMs are primarily in the shorter categories as they are subject to interest rate adjustments.
(4) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.

     The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of adjustable rate mortgage ("ARM") loans. ARM loans comprised 95%, 94% and 97% of the total mortgage loan portfolio at December 31, 1998, 1997 and 1996, respectively. The percentage of monthly adjustable ARMs to total mortgage loans was approximately 71%, 71% and 76% at December 31, 1998, 1997 and 1996, respectively. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. At December 31, 1998, approximately 91% of Fidelity's total mortgage loan portfolio consisted of loans which mature or reprice within one year, compared to approximately 93% at both December 31, 1997 and 1996. Fidelity has in recent periods been negatively impacted by the fact that increases in the interest rates accruing on Fidelity's ARMs lagged the increases in interest rates accruing on its deposits due to reporting delays and contractual look-back periods contained in the Bank's loan documents. At December 31, 1998, 87% of the Bank's mortgage loans, which are indexed to COFI, as with all COFI portfolios in the industry, do not reprice until some time after the industry liabilities composing COFI reprice. The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months. Thus, in a rising rate environment there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, net interest income will be positively affected.

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

     In 1997, the Bank entered into an interest rate swap agreement with a notional amount of $90.0 million to convert a fixed rate FHLB advance to a floating rate. The swap was terminated in the fourth quarter of 1997 and as a result recorded a deferred gain of $0.6 million that is being amortized as a yield adjustment over the remaining life of the FHLB advance.
There were no derivative financial instruments outstanding at December 31, 1998.

   MARKET RISK

     The Bank's Asset Liability Committee ("ALCO"), which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the Company's asset/liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

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

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV is equal to the estimated market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained one hundred to three hundred basis points increase or decrease in the market interest rates. NPV is calculated by the Company pursuant to the guidelines established by the OTS. The calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of December 31, 1998, with adjustments made to reflect the shift in the treasury yield curve as appropriate. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

     The following table presents the Company's projected change in NPV for the various rate shock levels at the dates indicated:

                                           DECEMBER 31, 1998                 DECEMBER 31, 1997
                                      ----------------------------   -----------------------------
                                          PERCENTAGE CHANGE IN              PERCENTAGE CHANGE IN
            CHANGE IN INTEREST RATES  NET INTEREST   NET PORTFOLIO    NET INTEREST   NET PORTFOLIO
                (IN BASIS POINTS)       INCOME (1)      VALUE (2)       INCOME (1)       VALUE (2)
            ------------------------  ------------   -------------    ------------   -------------
                      +300                    1%           --%             (17)%          (13)%
                      +200                    3             4              (11)            (7)
                      +100                    4             5               (6)            (1)
                    Base Case                --            --               --             --
                      -100                   (6)           (7)               5             (4)
                      -200                  (13)          (15)              10             (7)
                      -300                  (19)          (19)              15             (7)

(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2) The percentage change in this column represents the NPV of the Bank in a stable interest rate environment versus the NPV in the various rate scenarios.

     The following table shows the Company's financial instruments that are sensitive to change in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1998. This data differs from that in the Gap table as it does not incorporate the repricing characteristics of assets and liabilities. Rather, it only reflects contractual maturities adjusted for anticipated prepayments. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments.


                                                                                                                        DECEMBER 31,
                                        EXPECTED MATURITY DATE AT DECEMBER 31, 1998 (1)                                      1997
                         ----------------------------------------------------------------------------------------------- -----------
                                                                                                    TOTAL      FAIR        FAIR
                            1999        2000        2001         2002       2003     THEREAFTER    BALANCE    VALUE (2)   VALUE (2)
                         ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                                                  (DOLLARS IN THOUSANDS)
INTEREST-SENSITIVE ASSETS:
  Investment securities. $   29,881  $       --  $        -- $       --  $       --  $       --  $   29,881  $   29,896  $  104,045
    Average coupon rate.       5.30%         --%          --%        --%         --%         --%       5.30%
  MBS AFS                   269,739      76,935      37,930      20,170      11,724      48,512     465,010     465,010     852,604
    Average coupon rate.       7.01%       7.58%       7.40%       7.27%       6.99%       6.80%       7.13%
  MBS held for trading..         --          --          --          --          --          --          --          --      41,050
  Loans receivable......    770,034     456,630     647,882     225,900     188,957     376,173   2,665,576   2,707,333   2,818,236
    Average interest rate      8.76%       7.08%      10.59%       6.56%       6.80%       6.57%       8.28%
  Mortgage servicing
    assets..............         --          --          --          --          --       1,630       1,630       5,368       5,346
  Other assets..........         --          --          --          --          --          --          --          --         922
                         ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Total interest-sensitive
    assets.............  $1,069,654  $  533,565  $  685,812  $  246,070  $  200,681  $  426,315  $3,162,097  $3,207,607  $3,822,203
                         =========== =========== =========== =========== =========== =========== =========== =========== ===========
INTEREST-SENSITIVE LIABILITIES:
  Deposits:
    Transaction accounts $  404,719  $   17,772  $   17,772  $   17,772  $   17,772  $   17,772  $  493,579  $  493,579  $  459,748
      Average interest
        rate...........        1.68%       1.30%       1.29%       1.16%       1.17%       1.17%       1.61%
    CDs................   1,981,042     184,413     239,602      18,848       4,661         386   2,428,952   2,445,581   2,440,216
      Average interest
        rate...........        5.26%       4.63%       4.27%       6.04%       6.07%       5.51%       5.12%
  Borrowings...........          --      45,000          --          --     540,000      51,478     636,478     663,520   1,074,162
      Average interest
        rate...........          --%       6.80%         --%         --%       5.60%      12.00%       6.20%
                         ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Total interest-sensitive
  liabilities........... $2,385,761  $  247,185  $  257,374  $   36,620  $  562,433  $   69,636  $3,559,009  $3,602,680  $3,974,126
                         =========== =========== =========== =========== =========== =========== =========== =========== ===========

(1) Expected maturities are contractual maturities adjusted for prepayments of principal. The Company uses certain assumptions to estimate expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on the Company's historical experience.
(2) The estimated fair values were computed as follows: a) investment and MBS securities were based on quoted market prices, b) mortgage loans, mortgage servicing rights and all interest sensitive liabilities were based on an option adjusted cash flow valuation, which includes forward interest rate simulations, and c) credit card loans are equal to the outstanding balances of the credit card loans less any applicable allowances for loan losses and deferred fees. The credit card portfolio is relatively unseasoned and was generally marketed to customers with lower credit quality. In addition, there exists a high level of uncertainty related to the future performance of the credit card portfolio because of the high levels of delinquencies and charge-offs. As a result, the Company is not currently able to compute a fair value of the credit card portfolio, including any unused credit lines. The fair values may not be indicative of the value derived upon a sale of all or part of the portfolios.

YEAR 2000

     The Company utilizes computer software programs, systems and devices ("Systems") throughout the organization in order to support its on-going operations. If corrective action is not taken, many of these Systems may not be able to correctly interpret and process dates into 2000. The Company has inventoried and analyzed its Systems to determine which will require modification, upgrade, or replacement.

     The Company has established a Year 2000 project office to provide the business units with the support, guidance, and project management expertise to ensure that the Company meets its Year 2000 objectives. The Year 2000 project office is responsible for ensuring that the Company complies with the guidelines established by the Federal Financial Institutions Examinations Council ("FFIEC"). The FFIEC issues guidelines to provide further clarification on the federal regulatory requirements mandating how financial institutions prepare for the Year 2000. In addition, the Company has engaged an independent third party to provide project oversight and Year 2000 subject matter expertise.

   PROJECT'S STATE OF READINESS

     The Year 2000 project is comprised of two major phases. Phase I involves the installation of upgraded mission critical Systems that are reported to be Year 2000 complaint. Phase II involves the testing of mission critical Systems using future dates to certify the system as Year 2000 compliant.

     Phase I of the project was completed in October 1998 with the upgrade of the Company's deposit servicing Systems to current release levels which are reported by the software vendor to be Year 2000 compliant. This milestone also included the conversion of the Company's accounts payable and general ledger applications to new Systems that the software vendor states are Year 2000 compliant. All Systems upgraded during Phase I have been successfully migrated into the Company's production environment. Additionally, the Company's mission critical embedded Systems and mission critical applications that run on distributed platforms have been renovated and validated for Year 2000 compliance.

     The Company initiated Phase II of this project in November 1998. Phase II is the testing and validating of the Company's mission critical Systems using future dates. The Company's internal testing strategy includes the thirteen future dates recommended by the FFIEC plus additional dates that are believed to be important for certain applications. The Company has successfully tested a total of thirteen future dates. Nine of the future dates tested are included in the list of thirteen dates recommended by the FFIEC.

     During Phase II, the Company has installed a number of program fixes to correct test exceptions identified during the first group of future date testing or to follow recommendations from the software vendor. Regression or re-testing of these Systems using future dates has begun to ensure that the identified test exceptions have been resolved.

     Future date testing of the Company's internal mission critical Systems will be completed by the end of the first quarter of 1999 with the exception of four non-critical Year 2000 dates, which are scheduled for completion early in the second quarter. Future date validation of the Company's externally operated mission critical Systems has begun and is scheduled to be completed by the end of the second quarter of 1999.

     The Company implemented a Year 2000 customer awareness plan to address Year 2000 issues raised by customers. As part of this plan, the Company included a project status update in the December and January deposit account statements. A risk management plan was developed to address risks posed by the Company's material customers. Both of these plans were developed in accordance with the FFIEC guidelines and are being reviewed and updated each quarter or as required.

   ESTIMATED YEAR 2000 PROJECT COSTS

     The total expense estimate for anticipated Year 2000 project activities is $6.3 million. This forecast is based on information currently known about the Company's Systems and servicers as well as management's interpretation of the FFIEC guidelines released to date. A significant portion of this budget is allocated to the staffing of technology and support personnel to implement the required modifications and upgrades. Additional personnel are also required to perform the system testing, produce testing documentation, and prepare contingency plans required by the FFIEC. As of December 31, 1998, the Company had incurred Year 2000 related expenses of approximately $3.8 million.

   CONTINGENCY PLANS

     The FFIEC requires the development of remediation and business resumption contingency plans. Remediation contingency plans are initiated if the Company fails to successfully complete renovation, validation, or implementation of a mission-critical system. Business resumption plans are initiated if business interruptions should occur during the Year 2000 event. The contingency plans are designed to provide for the continuation of the Company's critical business functions should such interruptions occur.

     An overall Year 2000 contingency plan strategy document has been developed and distributed to Company business units. The contingency plan was developed based on guidelines issued by the FFIEC, the United States General Accounting Office and other sources. Company business units are in the process of creating detailed contingency plans. The contingency planning process has been divided into the following five phases:

o         Contingency Planning Phase I

          Phase I of the contingency planning process has been completed. This phase required business units owners to identify critical business functions and to complete a risk assessment for the critical business functions.

o         Contingency Planning Phase II

          Phase II of the contingency planning process has been completed. In Phase II of the contingency planning process, the business units provided additional information, such as estimating the probability of a system failing, determining how long they could operate without certain functionality and a brief description of the work-around that would be implemented if a system failed.

o         Contingency Planning Phase III

          Phase III of the contingency planning process is almost complete. This Phase of the contingency planning process includes the identification of all of the documentation, resources, trigger dates, interfaces, and vendors required to finalize the contingency plan.

o         Contingency Planning Phase IV

          Phase IV of the contingency planning process was initiated in January 1999. During this phase, a representative of the Project Office is meeting with each of the business units to review and finalize the documentation provided in Phase III. The deliverable for Phase IV is the written contingency plan containing details of the work-around as well as departmental needs for seven identified disaster scenarios.

o         Contingency Planning Phase V

          After Phase IV is completed, the Company will begin Phase V of the contingency planning process. Phase V consists of the testing and validation of the contingency plans and completion of an event plan for year end.


     The FDIC guidelines state that the Bank must complete the organizational planning and business impact analysis contingency plans by March 31, 1999. The interagency statement established June 30, 1999 as the date by which the Year 2000 contingency plans are to be substantially complete. The Company is currently on schedule to complete these plans within the specified time frames. Once the contingency plans have been completed and tested, the Company will continue to review and update these plans on a regular basis to ensure they are consistent with the Company's operations.

   RISK FACTORS

     The Company utilizes the Systems and services of a number of third parties. The failure of a key third-party service provider could result in a material business interruption. Therefore, the Company is monitoring the Year 2000 progress of the Company's third party vendors. A third-party vendor test plan has been developed to test mission critical services provided by third parties, where appropriate, for Year 2000 compliance by June 30, 1999. Additional expenses and delays may be incurred if future date testing or further analysis reveals test exceptions that require additional system renovations, system replacement, or the selection of another third party vendor.

     Unknown expenses and consequences could result if it becomes necessary to execute elements of the Company's Year 2000 contingency plans. Although the Company has given the Year 2000 project a high priority and management believes that Year 2000 compliance will be achieved, there are no assurances that the Company will be successful in addressing Year 2000 issues within this estimated timeframe or budget.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for financial statements for periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement allows derivatives to be designated as hedges only if certain criteria are met, with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income. At this time, the Company has not determined whether the adoption of SFAS No. 133 will have a material impact on its operations and financial position.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", effective for the first fiscal quarter beginning after December 15, 1998. SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting MBS and other retained interest should be classified in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," based on the Company's ability and intent to sell or hold those investments. The Company does not believe the adoption of SFAS No. 134 will have a material impact on its operations or financial position.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMTARY DATA

      See Index to Financial Statements on Page F-1.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

      None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by this reference is the information set forth in the section entitled "DIRECTORS AND EXECUTIVE OFFICERS" contained in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement").


ITEM 11.     EXECUTIVE COMPENSATION

     Incorporated herein by this reference is the information set forth in the section entitled "EXECUTIVE COMPENSATION" contained in the 1999 Proxy Statement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by this reference is the information set forth in the section entitled "BENEFICIAL OWNERSHIP OF COMMON STOCK" contained in the 1999 Proxy Statement.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by this reference is the information set forth in the section entitled "RELATED PARTY TRANSACTIONS" contained in the 1999 Proxy Statement.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   EXHIBITS


    EXHIBIT
      NO.                       DESCRIPTION
    -------    -----------------------------------------------------------------
     3.1       Certificate of Incorporation of Bank Plus Corporation
               (Incorporated by reference to Exhibit 3.1 to the Form 8-B).*
     3.2       Amended and Restated Bylaws of Bank Plus Corporation
               (incorporated by reference to Exhibit 5 to the current report on Form 8-K filed with the SEC on March 30, 1999).*
     3.3       Certificate of Designations of Series C Junior Participating
               Cumulative Preferred Stock (Par Value $.01 per share) of Bank
               Plus Corporation.
     4.1       Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form 8-B).*
     4.2       Indenture dated as of July 18, 1997 between Bank Plus Corporation and The Bank of New York, as trustee relating to the 12% Senior
               Notes due July 18, 2007 of Bank Plus Corporation (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form
               S-8 of Bank Plus filed on September 4, 1997).*
     4.3       Form of Amended and Restated Rights Agreement, dated as of March
               26, 1999, between Bank Plus and American Stock Transfer & Trust
               Company, as Rights Agent (incorporated by reference to Exhibit 4 to the current report on Form 8-K filed with the SEC on March 30,
               1999).*
     10.1      Promissory Note, dated August 3, 1994, by Citadel Realty, Inc. in favor of Fidelity and related loan documents (1661 Camelback
               Road) (incorporated by reference to Exhibit 10.14 to the Form
               8-B).*
     10.2      Guaranty Agreement, dated August 3, 1994, by Citadel Holding
               Corporation ("Citadel") in favor of Fidelity (incorporated by reference to Exhibit 10.15 to the Form 8-B).*
     10.3      Tax Disaffiliation Agreement, dated as of August 4, 1994, by and between Citadel and Fidelity (incorporated by reference to Exhibit 10.16 to the Form 8-B).*
     10.4      Option Agreement, dated as of August 4, 1994, by and between
               Fidelity and Citadel (incorporated by reference to Exhibit 10.17 to the Form 8-B).*
     10.5      Executive Employment Agreement, dated as of August 1, 1997, between Richard M. Greenwood and Fidelity (incorporated by reference to Exhibit 10.18 to the quarterly report on Form 10-Q for the quarter ended June 30, 1997).*
     10.6      Guaranty of Employment Agreement, dated as of August 1, 1997, between Richard M. Greenwood and Bank Plus (incorporated by reference to Exhibit 10.19 to the quarterly report on Form 10-Q for the quarter ended June 30, 1997).*
     10.7      Litigation and Judgment Assignment and Assumption Agreement,
               dated as of August 3, 1994, between Fidelity and Citadel
               (incorporated by reference to Exhibit 10.23 to the Form 8-B).*
     10.8      Stock Option and Equity Incentive Plan (incorporated by reference to Exhibit 10.24 to the quarterly report on Form 10-Q for the quarterly period ended March 31, 1997).*
     10.9      Retirement Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.25 to the Form 8-B).*
     10.10     Form of Change in Control Agreement between the Bank and Mr.
               Greenwood (incorporated by reference to Exhibit 10.28 to the quarterly report on Form 10-Q for the quarter ended June 30,
               1997).*

    EXHIBIT
      NO.                       DESCRIPTION
    -------    -----------------------------------------------------------------


     10.11 Form of Severance and Change in Control Agreement between the Bank and each of Messrs. Austin, Evans & Taylor (incorporated by reference to Exhibit 10.29 to the quarterly report on Form 10-Q for the quarter ended June 30, 1997).*
     10.12 Form of Severance and Change in Control Agreement between the Bank and each of Messrs. Condon & Stutz (incorporated by reference to Exhibit 10.30 to the quarterly report on Form 10-Q for the quarter ended June 30, 1997).*
     10.13 Form of Incentive Stock Option Agreement between the Bank and certain officers (incorporated by reference to Exhibit 10.30 to the Form 8-B).*
     10.14 Form of Amendment to incentive Stock Option Agreement between the Bank and certain officers (incorporated by reference Exhibit
               10.31 to the Form 8-B).*
     10.15 Form of Non-Employee Director Stock Option Agreement between the Bank and certain directors (incorporated by reference to Exhibit
               10.32 to the Form 8-B).*
     10.16 Form of Amendment to Non-Employee Director Stock Option Agreement between the Bank and certain directors (incorporated by reference to Exhibit 10.33 to the Form 8-B).*
     10.17 Standard Office Lease--Net, dated July 15, 1994, between the Bank and 14455 Ventura Blvd., Inc. (incorporated by reference to
               Exhibit 10.35 to the Form 8-B).*
     10.18 Standard Office Lease--Modified Gross, dated July 15, 1994, between the Bank and Citadel Realty, Inc. (incorporated by reference to Exhibit 10.36 to the Form 8-B).*
     10.19 Loan Servicing Purchase and Sale Agreement dated March 31, 1995 between the Bank and Western Financial Savings Bank, FSB (incorporated by reference to Exhibit 10.37 to the Form 8-B).*
     10.20 Loan Servicing Purchase and Sale Agreement dated May 15, 1996 between Fidelity and Western Financial Savings Bank (incorporated by reference to Exhibit 10.37 to the quarterly report on Form 10-Q for the quarterly period ended June 30, 1996).*
     10.21 First Amendment to Standard Office Lease--Modified Gross, dated as of May 15, 1995 between the Bank and Citadel Realty, Inc (incorporated by reference to Exhibit 10.42 to the quarterly report on Form 10-Q for the quarterly period ended September 30,
               1996).*
     10.22 Second Amendment to Standard Office Lease--Modified Gross, dated as of October 1, 1996, between the Bank and Citadel Realty, Inc (incorporated by reference to Exhibit 10.43 to the quarterly report on Form 10-Q for the quarterly period ended September 30,
               1996).*
     10.23 Form of Indemnity Agreement between Bank Plus and its directors and senior officers (incorporated by reference to Exhibit 10.44 to the quarterly report on Form 10-Q for the quarterly period ended September 30, 1996).*
     10.24 Promissory Note, dated July 31, 1996, from Richard M. Greenwood to Bank Plus (incorporated by reference to Exhibit 10.55 to the 1996 Form 10-K).*
     10.25 Bank Plus Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10.56 to the quarterly report on Form 10-Q for the quarter ended June 30, 1997).*
     10.26 Form of 1997 Non-Employee Director Stock Option Agreement between the Company and certain directors (incorporated by reference to Exhibit 10.57 to the 1997 Form 10-K).*
     10.27 Form of 1998 Non-Employee Director Stock Option Agreement between the Company and certain directors (incorporated by reference to Exhibit 10.58 to the quarterly report on Form 10-Q for the quarter ended March 31, 1998).*
     10.28 Form of Stock Option Agreement between the Company and Messrs. Greenwood, Austin, Condon, Evans, Stutz and Taylor (incorporated by reference to Exhibit 10.58 to the quarterly report on Form 10-Q for the quarter ended March 31, 1998).*
     10.29 Form of Incentive Stock Option Agreement between the Company and Messrs. McNamara and Villa (incorporated by reference to Exhibit
               10.58 to the quarterly report on Form 10-Q for the quarter ended March 31, 1998).*

    EXHIBIT
      NO.                       DESCRIPTION
    -------    -----------------------------------------------------------------

     10.30 Form of Change in Control Agreement between the Company and Messrs. McNamara and Villa (incorporated by reference to Exhibit
               10.58 to the quarterly report on Form 10-Q for the quarter ended March 31, 1998).*
     10.31 Settlement Agreement and General Mutual Release dated as of December 1998 between Fidelity and American Direct Credit LLC.
     10.32 Severance Agreement dated September 19, 1998 among Richard M. Greenwood, Bank Plus and Fidelity.
     10.33 Release Agreement dated as of September 21, 1998 among Richard M. Greenwood, Bank Plus and Fidelity.
     10.34     Consulting Agreement dated as of September 21, 1998 among Richard
               M. Greenwood, Bank Plus and Fidelity.
     10.35 Release Agreement dated as of November 16, 1998 among W.C. Taylor III, Bank Plus, Fidelity and BPCS.
     10.36 Consulting Agreement dated as of November 16, 1998 among W.C. Taylor III, Bank Plus, Fidelity and BPCS.
     10.37 Release Agreement dated as of January 19, 1999 among Robert P. Condon, Bank Plus, Fidelity and Gateway.
     10.38 Consulting and Profit Sharing Agreement dated as of January 19, 1999 among Robert P. Condon, Bank Plus, Fidelity and Gateway.
     10.39 Severance Agreement dated November 23, 1998 among Stephen J. Austin, Bank Plus and Fidelity.
     10.40 Employment Agreement dated as of October 28, 1998 among Mark K. Mason, Bank Plus and Fidelity.
     10.41     Employment Agreement dated as of November 19, 1998 among Godfrey
               B. Evans, Bank Plus and Fidelity.
     10.42 Employment Agreement dated as of November 19, 1998 among John M. Michel, Bank Plus and Fidelity.
     10.43 Form of Stock Option Agreement dated as of November 19, 1998 between Bank Plus and each of Messrs. Mason, Evans, and Michel.
     10.44 Master Agreement dated as of December 17, 1998 by and among The Variable Annuity Life Insurance Company ("VALIC"), Gateway and Bank Plus.
     10.45 Limited Liability Company Agreement of American General Gateway Services, L.L.C. dated as of January 1, 1999 between VALIC and Gateway.
     11.       Statement re Computation of Per Share Earnings.
     12. Computation of Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends.
     21.1      List of Subsidiaries.
     27.       Financial Data Schedule.

     o        * Indicates previously filed documents.

   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     See Index to Financial Statements on page F-1. Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes, thereto.

   REPORTS ON FORM 8-K

     A current report on Form 8-K was filed with the SEC on November 30, 1998 reporting on Item 5 "Other Events" regarding the announcement of a new management team and the restructuring of management and incentive compensation.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       BANK PLUS CORPORATION



                                       By:  /S/    GORDON V. SMITH
                                           -------------------------------------
                                               GORDON V. SMITH
                                             CHAIRMAN OF THE BOARD

Date:    March 31, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                 SIGNATURE              CAPACITY                                             DATE
               ------------           ------------                                         --------

       /S/ GORDON V. SMITH            Chairman of the Board of Directors                March 31, 1999
------------------------------------
         GORDON V. SMITH

        /S/ MARK K. MASON             President and Chief Executive Officer; Vice       March 31, 1999
------------------------------------  Chairman of the Board
          MARK K. MASON               (Principal Executive Officer)

     /S/ NORMAN BARKER, JR.           Director                                          March 31, 1999
------------------------------------
           NORMAN BARKER, JR.

     /S/ WALDO H. BURNSIDE           Director                                           March 31, 1999
-----------------------------------
        Waldo H. Burnside

     /S/ GEORGE GIBBS, JR.           Director                                           March 31, 1999
-----------------------------------
       GEORGE GIBBS, JR.

       /S/ LILLY V. LEE              Director                                           March 31, 1999
-----------------------------------
         LILLY V. LEE

      /S/ JOHN M. MICHEL             Executive Vice President, Chief Financial Officer  March 31, 1999
-----------------------------------  (Principal Financial Offier)
        JOHN M. MICHEL

       /S/ RICHARD VILLA             Senior Vice President,                             March 31, 1999
-----------------------------------  Director of Finance and Treasurer
         RICHARD VILLA               (Principal Accounting Officer)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

     INDEPENDENT AUDITORS' REPORT........................................... F-2
     CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Statements of Financial Condition..................... F-3
         Consolidated Statements of Operations.............................. F-4
         Consolidated Statements of Comprehensive Income.................... F-5
         Consolidated Statements of Stockholders' Equity.................... F-6
         Consolidated Statements of Cash Flows.............................. F-7
         Notes to Consolidated Financial Statements......................... F-9

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Bank Plus Corporation
Los Angeles, California

     We have audited the consolidated statements of financial condition of Bank Plus Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Bank Plus Corporation and subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                        DELOITTE & TOUCHE LLP

Los Angeles, California
February 19, 1999



                     BANK PLUS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                         1998          1997
                                                                                    -------------- -------------
ASSETS:
   Cash and cash equivalents....................................................... $     380,507  $    165,945
   Investment securities available for sale ("AFS"), at fair value.................        28,797       100,837
   Investment securities held to maturity, at amortized cost.......................         1,084         3,189
   Mortgage-backed securities ("MBS") held for trading, at fair value..............            --        41,050
   Mortgage-backed securities available for sale, at fair value....................       465,010       852,604
   Loans receivable, net of allowances for estimated loan losses
     of $106,171 and $50,538 at December 31, 1998 and 1997, respectively...........     2,665,576     2,823,577
   Investment in Federal Home Loan Bank ("FHLB") stock.............................        65,358        60,498
   Premises and equipment..........................................................        39,042        32,707
   Other assets....................................................................        66,685        87,399
                                                                                    -------------- -------------

Total Assets....................................................................... $   3,712,059  $  4,167,806
                                                                                    ============== =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Deposits...................................................................... $   2,922,531  $  2,891,801
     FHLB advances.................................................................       585,000     1,009,960
     Senior Notes..................................................................        51,478        51,478
     Other liabilities.............................................................        25,390        32,950
                                                                                    -------------- -------------
        Total Liabilities..........................................................     3,584,399     3,986,189
                                                                                    -------------- -------------

   Commitments and contingencies

   Minority interest...............................................................           272           272

   Stockholders' equity:
     Common stock:
        Common stock, par value $.01 per share; 78,500,000 shares
          authorized; 19,434,043 and 19,367,215 shares outstanding
          at December 31, 1998 and December 31, 1997, respectively.................           194           194
     Paid-in capital...............................................................       275,131       274,432
     Accumulated other comprehensive loss..........................................        (2,795)       (4,467)
     Accumulated deficit...........................................................      (145,142)      (88,814)
                                                                                    -------------- -------------
        Total Stockholders' Equity.................................................       127,388       181,345
                                                                                    -------------- -------------

Total Liabilities and Stockholders' Equity......................................... $   3,712,059  $  4,167,806
                                                                                    ============== =============

                 See notes to consolidated financial statements.


                     BANK PLUS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                      1998             1997            1996
                                                                 --------------  --------------  --------------
INTEREST INCOME:
   Loans........................................................ $     225,029   $     205,275   $     213,013
   MBS..........................................................        43,305          29,435           5,772
   Investment securities and other..............................        32,013          20,297          19,128
                                                                 --------------  --------------  --------------
     Total interest income......................................       300,347         255,007         237,913
                                                                 --------------  --------------  --------------
INTEREST EXPENSE:
   Deposits.....................................................       145,020         126,717         120,265
   FHLB advances................................................        57,992          40,807          16,161
   Other borrowings.............................................         6,192           6,485          16,197
                                                                 --------------  --------------  --------------
     Total interest expense.....................................       209,204         174,009         152,623
                                                                 --------------  --------------  --------------
Net interest income.............................................        91,143          80,998          85,290
Provision for estimated loan losses.............................        73,032          13,004          15,610
                                                                 --------------  --------------  --------------
Net interest income after provision for estimated loan losses...        18,111          67,994          69,680
                                                                 --------------  --------------  --------------
NONINTEREST INCOME (EXPENSE):
   Loan fee income..............................................         3,255           2,076           2,295
   Credit card fees.............................................        21,414              45              --
   Fee income from the sale of uninsured investment products....         7,019           5,959           4,456
   Fee income from deposits and other fee income................         3,331           3,365           3,044
   (Losses) gains on securities and trading activities..........          (860)         (2,168)          1,336
   Fee income from ATM cash services............................         3,375           1,049              --
   Other income (expense).......................................          (481)             37              22
   Real estate operations, net..................................        (2,635)         (6,473)         (8,907)
                                                                 --------------  --------------  --------------
     Total noninterest income...................................        34,418           3,890           2,246
                                                                 --------------  --------------  --------------
OPERATING EXPENSE:
   Personnel and benefits.......................................        46,040          29,564          27,022
   Occupancy....................................................        14,591          11,647          10,353
   Federal Deposit Insurance Corporation ("FDIC") insurance.....         2,637           2,563          24,936
   Professional services........................................        16,901          11,054          11,156
   Credit card data processing..................................        10,848              --              --
   Office-related expenses......................................         6,759           3,819           3,552
   Other........................................................         7,183           4,449           5,432
                                                                 --------------  --------------  --------------
     Total operating expense....................................       104,959          63,096          82,451
                                                                 --------------  --------------  --------------
(Loss) earnings before income taxes and minority
   interest in subsidiary.......................................       (52,430)          8,788         (10,525)
Income tax expense (benefit)....................................         3,870          (8,100)         (1,093)
                                                                 --------------  --------------  --------------
(Loss) earnings before minority interest in subsidiary..........       (56,300)         16,888          (9,432)
Minority interest in subsidiary.................................            28           4,235           4,657
                                                                 --------------  --------------  --------------
Net (loss) earnings.............................................       (56,328)         12,653         (14,089)
Preferred stock dividends.......................................            --              --           1,553
                                                                 --------------  --------------  --------------

(Loss) earnings available for common stockholders............... $     (56,328)  $      12,653   $     (15,642)
                                                                 ==============  ==============  ==============

(LOSS) EARNINGS PER SHARE:
   Basic........................................................ $       (2.90)  $        0.67   $       (0.86)
                                                                 ==============  ==============  ==============
   Diluted...................................................... $       (2.90)  $        0.66   $       (0.86)
                                                                 ==============  ==============  ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic........................................................    19,395,337      18,794,887      18,242,887
                                                                 ==============  ==============  ==============
   Diluted......................................................    19,395,337      19,143,233      18,242,887
                                                                 ==============  ==============  ==============



                 See notes to consolidated financial statements.


                     BANK PLUS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                      1998            1997            1996
                                                                 --------------  --------------  --------------

(Loss) earnings available for common stockholders.............   $     (56,328)  $      12,653   $     (15,642)
                                                                 --------------  --------------  --------------
Other comprehensive earnings (loss):
   Investment and MBS securites AFS:
     Unrealized holdong gains (losses) arising during
       the period, net........................................          (2,565)         (1,807)          1,712
     Reclassificaiton adjustment for (gains)losses
       included in earnings/loss, net.........................          (1,461)          2,355          (1,156)
                                                                 --------------  --------------  --------------
          Total...............................................          (4,026)            548             556
                                                                 --------------  --------------  --------------
   Derivative financial instruments:
     Unrealized holding gains (losses) arising during
       the period, net........................................           1,376          (6,068)           (301)
     Reclassification adjustment for (gains) losses
       included in earnings/loss, net.........................           4,322              10              --
                                                                 --------------  --------------  --------------
          Total...............................................           5,698          (6,058)           (301)
                                                                 --------------  --------------  --------------
   Other comprehensive earnings (loss).......................            1,672          (5,510)            255
                                                                 --------------  --------------  --------------
Comprehensive (loss) earnings.................................   $     (54,656)  $       7,143   $     (15,387)
                                                                 ==============  ==============  ==============








                 See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                         CLASS A
                                                             COMMON STOCK              COMMON STOCK             PREFERRED STOCK
                                                      ------------------------   ------------------------   ------------------------
                                                         SHARES        AMOUNT       SHARES       AMOUNT        SHARES       AMOUNT
                                                      -------------  ---------   -------------  ---------   -------------  ---------
Balance, January 1, 1996...........................             --         --      18,242,465    $   182       2,070,000   $ 51,750
Accumulated other comprehensive earnings...........             --         --              --         --              --         --
Cash dividends on preferred stock issued by
consolidated subsidiary............................             --         --              --         --              --         --
Exercise of stock options..........................             --         --           2,800         --              --         --
Holding company reorganization and capitalization..     18,245,265    $   182     (18,245,265)      (182)     (2,070,000)   (51,750)
Net loss for 1996..................................             --         --              --         --              --         --
                                                      -------------  ---------   -------------  ---------   -------------  ---------
Balance, December 31, 1996.........................     18,245,265        182              --         --              --         --
Accumulated other comprehensive loss...............             --         --              --         --              --         --
Minority interest in subsidiary....................             --         --              --         --              --         --
Acquisition of Hancock Savings Bank................      1,058,575         11              --         --              --         --
Exercise of stock options..........................         63,375          1              --         --              --         --
Net earnings for 1997..............................             --         --              --         --              --         --
                                                      -------------  ---------   -------------  ---------   -------------  ---------
Balance, December 31, 1997.........................     19,367,215        194              --         --              --         --
Accumulated other comprehensive earnings...........             --         --              --         --              --         --
Exercise of stock options and other stock                   66,828         --              --         --              --         --
activity...........................................
Net loss for 1998..................................             --         --              --         --              --         --
                                                      -------------  ---------   -------------  ---------   -------------  ---------

Balance, December 31, 1998.........................     19,434,043   $    194              --   $     --              --   $     --
                                                      =============  =========    ============  =========   =============  =========



                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
                             (DOLLARS IN THOUSANDS)




                                                                     ACCUMULATED
                                                                        OTHER                         TOTAL
                                                       PAID-IN      COMPREHENSIVE   ACCUMULATED    STOCKHOLDERS'
                                                       CAPITAL       GAIN/(LOSS)      DEFICIT         EQUITY
                                                     -----------    ------------    -----------    -------------
Balance, January 1, 1996...........................  $  262,151     $       788     $  (85,828)    $    229,043
Accumulated other comprehensive earnings...........          --             255             --              255
Cash dividends on preferred stock issued by
consolidated                                                 --              --         (1,553)          (1,553)
   subsidiary......................................
Exercise of stock options..........................          23              --             --               23
Holding company reorganization and capitalization          (272)             --             --          (52,022)
Net loss for 1996..................................          --              --        (14,089)         (14,089)
                                                     -----------    ------------    -----------    -------------
Balance, December 31, 1996.........................     261,902           1,043       (101,470)         161,657
Accumulated other comprehensive loss...............          --          (5,510)            --           (5,510)
Minority interest in subsidiary....................          --              --              3                3
Acquisition of Hancock Savings Bank................      12,001              --             --           12,012
Exercise of stock options..........................         529              --             --              530
Net earnings for 1997..............................          --              --         12,653           12,653
                                                     -----------    ------------    -----------    -------------

Balance, December 31, 1997.........................     274,432          (4,467)       (88,814)         181,345
Accumulated other comprehensive earnings...........          --           1,672             --            1,672
Exercise of stock options and other stock                   699              --             --              699
activity...........................................
Net loss for 1998..................................          --              --        (56,328)         (56,328)
                                                     -----------    ------------    -----------    -------------

Balance, December 31, 1998.........................  $  275,131     $    (2,795)    $ (145,142)    $    127,388
                                                     ===========    ============    ===========    =============



                 See notes to consolidated financial statements.


                     BANK PLUS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                             1998            1997            1996
                                                                        --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings................................................. $     (56,328)  $      12,653   $     (14,089)
   Adjustments to reconcile net (loss) earnings to net
     cash provided by (used in) operating activities:
        Provisions for estimated loan and real estate losses...........        73,283          14,064          18,829
        Losses (gains) on sale of loans and securities.................            10           2,131          (1,358)
        FHLB stock dividends...........................................        (3,699)         (3,473)         (3,072)
        Depreciation and amortization..................................         7,373           4,764           3,834
        Amortization of discounts and net deferred loan fees and
          accretion of premiums........................................         7,448             263          (2,152)
        Deferred income tax expense (benefit)..........................         3,117          (8,353)             --
        Issuance of stock and options..................................           460              --              --
   Purchases of MBS held for trading...................................       (48,978)        (60,717)        (38,972)
   Principal repayments of MBS held for trading........................         2,829           2,405              62
   Proceeds from sales of MBS held for trading.........................        86,481          31,915          24,971
   Purchases of FHLB stock.............................................        (1,250)         (3,506)             --
   Interest receivable decrease (increase).............................         5,364          (2,795)            (39)
   Other assets decrease (increase)....................................         6,335          31,317         (34,383)
   Interest payable (decrease) increase................................        (4,383)            989           1,280
   Other liabilities increase (decrease)...............................         1,852          (5,681)          2,554
                                                                        --------------  --------------  --------------
     Net cash provided by (used in) operating activities...............        79,914          15,976         (42,535)
                                                                        --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Hancock Savings Bank, FSB ("Hancock") acquisition...................            --          52,908              --
   Coast Federal Bank, FSB ("Coast") deposit acquisition...............            --          47,489              --
   Purchases of investment securities AFS..............................       (28,600)             --        (201,313)
   Maturities of investment securities AFS.............................        10,000          15,000          42,950
   Proceeds from sales of investment securities AFS ...................        90,805          42,850          89,479
   Maturities of investment securities held to maturity................         2,280           2,286           2,286
   Purchases of MBS AFS................................................      (159,835)       (945,191)       (206,089)
   Principal repayments of MBS AFS.....................................       374,316          62,798           4,655
   Proceeds from sales of MBS AFS......................................       167,343         234,747          40,490
   Purchase of MBS held to maturity....................................            --              --         (15,869)
   Principal repayments of MBS held to maturity........................            --           3,037           1,397
   Purchase of derivative securities...................................        (5,322)        (3,541)              --
   Loans receivable, net decrease (increase)...........................        60,488         (52,292)        184,768
   Proceeds from sales of real estate..................................        28,956          59,542          35,544
   Purchases of premises and equipment.................................       (11,792)         (3,768)           (844)
                                                                        --------------  --------------  --------------
     Net cash provided by (used in) investing activities...............       528,639        (484,135)        (22,546)
                                                                        --------------  --------------  --------------

                                                   (CONTINUED ON FOLLOWING PAGE)


                     BANK PLUS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                                     YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                              1998            1997            1996
                                                                         --------------  --------------  --------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Demand deposits and passbook savings, net increase (decrease)......$      34,156   $      (3,179)  $    (125,589)
      Certificate accounts, net (decrease) increase......................       (3,426)        146,518          20,653
      Payment of Preferred Stock dividend................................           --              --          (1,553)
      Proceeds from FHLB advances........................................      705,000       1,320,941         349,008
      Repayments of FHLB advances........................................   (1,129,960)       (760,832)       (191,857)
      Short-term borrowing decrease......................................           --         (40,000)        (10,000)
      Repayments of long-term borrowings.................................           --        (100,000)             --
      Bank Plus capitalization costs.....................................           --              --            (272)
      Proceeds from exercise of stock options............................          239             530              23
                                                                         --------------  --------------  --------------
        Net cash (used in) provided by financing activities..............     (393,991)        563,978          40,413
                                                                         --------------  --------------  --------------
   Net increase (decrease) in cash and cash equivalents..................      214,562          95,819         (24,668)
   Cash and cash equivalents at beginning of period......................      165,945          70,126          94,794
                                                                         --------------  --------------  --------------

   Cash and cash equivalents at end of the period........................$     380,507   $     165,945   $      70,126
                                                                         ==============  ==============  ==============

   SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid on deposits, advances and other borrowings...........$     212,222   $     171,811   $     149,067
      Income tax payments (refunds)......................................          755            (493)           (257)
   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
        Real estate acquired through foreclosure.........................       25,500          53,214          48,663
        Loans originated to finance sale of real estate owned............          189           8,378           4,758
        Transfers of MBS from held to maturity portfolio to AFS portfolio           --          26,998              --
        Transfers from AFS portfolio to held to maturity portfolio:
           Investment securities.........................................           --              --           7,378
           MBS...........................................................           --              --          15,552
        Exchange of Preferred Stock for Senior Notes.....................           --          51,478              --

   DETAILS OF HANCOCK ACQUISITION:
      Fair value of assets and core deposit intangibles..................           --         212,693              --
      Goodwill...........................................................           --           6,589              --
      Liabilities assumed................................................           --         207,270              --
      Common stock issued................................................           --          12,012              --
      Cash acquired......................................................           --          52,908              --




                 See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Bank Plus Corporation ("Bank Plus") and subsidiaries. Bank Plus is the holding company for Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries (the "Bank" or "Fidelity"), Gateway Investment Services, Inc. ("Gateway") and Bank Plus Credit Services Corporation ("BPCS") (collectively, the "Company"). The Company offers a broad range of consumer financial services, including demand and term deposits and loans to consumers. In addition, through Gateway, a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, the Bank provides customers with uninsured investment products, including mutual funds and annuities. Fidelity operates through 38 full-service branches, 37 of which are located in southern California, principally in Los Angeles and Orange counties, and one of which is located in Bloomington, Minnesota. All significant intercompany transactions and balances have been eliminated. Based on management's process for evaluating financial information, assessing performance and allocating resources, no separate operating segments were identified as of December 31, 1998. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1998 presentation.

     On July 18, 1997, the Company completed an exchange offer (the "Exchange Offer") of the Company's Senior Notes for the outstanding shares of Noncumulative Exchangeable Perpetual Stock, Series A (the "Preferred Stock") issued by Fidelity in 1995. The Company accepted 2,059,120 shares of Preferred Stock in exchange for approximately $51.5 million principal amount of Senior Notes. Holders of approximately 11,000 shares of the Preferred Stock elected not to participate in the Exchange Offer and these shares are reflected as minority interest on the statement of financial condition.

     In May 1996, the Bank completed a reorganization pursuant to which all of the outstanding Class A Common Stock of Fidelity was converted on a one-for-one basis into outstanding common stock of Bank Plus and Bank Plus became the holding company for Fidelity (the "Reorganization"). Bank Plus currently has no significant business or operations other than serving as the holding company for Fidelity, BPCS and Gateway, which prior to the Reorganization was a subsidiary of the Bank. All references to "Fidelity" prior to the Reorganization include Gateway.

     On February 9, 1996, the Bank's stockholders approved a one-for-four reverse stock split (the "Reverse Stock Split") of the issued and outstanding shares of the Bank's Common Stock. All per share data and weighted average common shares outstanding have been retroactively adjusted to reflect the Reverse Stock Split.

   CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and whole loan investment repurchase agreements. Generally, federal funds are sold for one-day periods. There were $220.0 million in federal funds outstanding at December 31, 1998 and none at December 31, 1997. There were no whole loan investment repurchase agreements at December 31, 1998 and $28.0 million outstanding at December 31, 1997. At December 31, 1998, noninterest-earning cash reserves, maintained by Fidelity to meet requirements of the Federal Reserve System, totaled $8.9 million.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

     The Company's securities principally consist of U.S. treasury and agency securities and mortgage-backed securities ("MBS"). The Company classifies its securities as held to maturity, trading and available for sale ("AFS"). Held to maturity securities are carried at amortized cost, while trading and AFS securities are carried at fair value. Unrealized gains or losses on trading securities are reflected currently in earnings. Unrealized gains and losses on AFS securities are reflected as accumulated other comprehensive earnings (loss) in stockholder's equity, net of any tax effect. Interest income is recognized using the level yield method and gains or losses on sales are recorded on a specific identification basis.

   MORTGAGE LOANS

     Loans are considered impaired when it is deemed probable that all principal and interest amounts due according to the contracted terms of the loan agreement will not be collected. The Company may measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining the fair value of the collateral for a collateral dependent asset. When a determination is made that foreclosure is probable, the Company will measure impairment based on the fair value of the collateral.

     Interest on loans, including impaired loans, is credited to income as earned and is accrued only if deemed collectible. Unpaid interest is reversed when a loan becomes 90 days contractually delinquent or if management determines it is warranted prior to a loan becoming 90 days delinquent. While a loan is on nonaccrual status, interest is recognized only as cash is received. Loan origination fees, certain direct costs of originating loans and discounts and premiums on purchased loans are deferred, classified with loans receivable on the statement of financial condition, and are credited or charged to interest income over the contractual or estimated life of the related loans using the interest method. When a loan is sold the remaining unamortized origination fees, origination costs, discounts or premiums are recognized as an adjustment to the related gain or loss on sale. Other loan fees and charges, including prepayment fees, late fees and other miscellaneous servicing fees, are recognized in income when charged.

   CREDIT CARD LOANS

     Interest on credit card loans is recognized when charged to the customer. The Company charges application fees and annual fees related to the issuance and renewal of its credit card products. Credit card application fees, annual fees and direct origination costs are deferred and amortized into income over twelve months. Other fees, including late fees, cash advance fees and interchange fees, are recognized as income when charged to the borrower or received from a merchant.

     Credit card loans are charged-off to the allowance for loan and lease losses ("ALLL") upon reaching 180 days delinquency or earlier in certain circumstances. Amounts charged-off include uncollected principal balance, finance charges, late fees and other fees. The amount of the charge-off is reduced by the amount of any, unamortized application and annual fees. The amount of unamortized origination costs associated with charged-off accounts is charged against credit card fee income.

   ALLOWANCES FOR ESTIMATED LOAN LOSSES

     The allowances for estimated losses on loans represents the Company's estimate of identified and unidentified credit losses in the Company's loan portfolios. These estimates, while based upon historical loss experience and other relevant data, are ultimately subjective and inherently uncertain. The Company establishes specific valuation allowances ("SVAs") for estimated losses

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


on loans where a loss has been identified and an ALLL for the inherent risk in the loan portfolios which has yet to be specifically identified. With the exception of credit card loans, SVAs are allocated from the ALLL when, in the Company's judgment, a loan is impaired and the loss is probable and estimable. When these estimated losses are determined to be permanent, such as when a mortgage loan is foreclosed and the related property is transferred to REO, the estimated loss is charged-off. Credit card loans are charged-off when, in the Company's judgment, the loan is considered uncollectable.

     The Company establishes the level of the ALLL utilizing several models and methodologies which are based upon a number of factors, including historical loss experience, the level of nonperforming and internally classified loans, the composition of the loan portfolio, estimated remaining lives of the various types of loans within the portfolio, prevailing and forecasted economic conditions and management's judgment. Additions to the ALLL, in the form of provisions, are reflected in the results of current operations. Allocations of SVAs and charge-offs of credit cards are deducted from the ALLL and recoveries of previous allocations of SVAs or amounts previously charged-off are recorded as additions to the ALLL.

   LOAN SERVICING

     Fidelity services mortgage loans in its own portfolio and mortgage loans owned by investors. Fees earned for servicing loans owned by investors are reported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred. Upon the sale of servicing retained loans, the Company capitalizes the costs associated with the right to service mortgage loans based on their relative fair values. The Company determines the fair value of the servicing rights based on the present value of estimated net future cash flows related to servicing income. The mortgage servicing rights are amortized in proportion to and over the period of estimated net future servicing fee income. The Company periodically evaluates capitalized mortgage servicing rights for impairment, which represents the excess of unamortized cost over fair value. Impairment, if identified, is recognized in a valuation allowance for each pool in the period of impairment. At December 31, 1998, mortgage servicing rights were $1.6 million and no valuation allowance existed.

   REAL ESTATE OWNED

     Real estate owned ("REO") is acquired when property collateralizing a loan is foreclosed upon or otherwise acquired by the Company in satisfaction of the loan. REO is recorded at the lower of fair value or the recorded investment in the loan satisfied at the date of foreclosure. Fair value is based on the net amount that the Company could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Inherent in the computation of estimated fair value are assumptions about the length of time the Company may have to hold the property before disposition. The holding costs through the expected date of sale and estimated disposition costs are contemplated in the determination of the fair value. Adjustments to the carrying value of the assets are made through SVAs and charge-offs.

   DEPRECIATION AND AMORTIZATION

     Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lives of the respective leases or the useful lives of the improvements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   INTANGIBLE ASSETS

     The excess of cost over the fair value of net assets acquired in connection with the acquisition of Hancock in 1997, which is included in other assets in the consolidated statements of financial condition, is being amortized to operations over fifteen years. The cost of core deposits purchased is being amortized to interest expense over the average life of the deposits acquired, generally five to ten years. At December 31, 1998, goodwill totaled $6.0 million and had a remaining life of 14 years and the cost of core deposits purchased totaled $8.0 million and had a remaining life of 6 years.

   INCOME TAXES

     Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such temporary differences are expected to be recovered or settled. The affect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has employed various derivative financial instruments to hedge valuation fluctuations in its trading and AFS securities portfolios. Financial instruments entered into for trading purposes are carried at fair value, with realized and unrealized changes in fair values recognized in earnings in the period in which the changes occur. Financial instruments used to hedge the fluctuations in fair values of AFS securities are carried at fair value, with realized and unrealized changes in fair value reflected as accumulated other comprehensive earnings (loss) in stockholders' equity. Realized gains and losses on termination of such hedge instruments are amortized into interest income or expense over the expected remaining life of the hedged asset. Management monitors the correlation of the changes in fair values between the hedge instruments and the securities being hedged to ensure the hedge remains highly effective. If the criteria for hedge accounting is not met, the fair value adjustments of the derivative instruments are reported in current earnings. As of December 31, 1998, the Company had no derivative financial instruments outstanding.

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

   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for financial statements for periods beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement allows derivatives to be designated as hedges only if certain criteria are met, with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income. At this time, the Company has not determined whether the adoption of SFAS No. 133 will have a material impact on its operations and financial position.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", effective for the first fiscal quarter beginning after December 15, 1998. SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting MBS and other retained interest should be classified in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," based on the Company's ability and intent to sell or hold those investments. The Company does not believe the adoption of SFAS No. 134 will have a material impact on its operations or financial position.


NOTE 2--ACQUISITIONS

     On July 29, 1997, the Company completed the acquisition of all of the outstanding common stock of Hancock, a Los Angeles-based financial institution with five branches. The total consideration paid to Hancock stockholders was 1,058,575 shares of Bank Plus Common Stock valued at $12.0 million. The acquisition of Hancock was accounted for as a purchase and was reflected in the consolidated statements of financial condition of the Company as of June 30, 1997. The Company's consolidated statement of operations includes the revenues and expenses of the acquired business beginning July 1, 1997. As a result of the acquisition, the Company recorded goodwill of $6.6 million and a core deposit intangible of $8.6 million.

     On September 19, 1997, the Company purchased $48.6 million of deposits from another financial institution branch located in Westwood, California and recorded a core deposit intangible of $1.5 million.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3--INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

     The following table summarizes the debt securities AFS portfolio as of the dates indicated:

                                                                               UNREALIZED
                                                        AMORTIZED  ----------------------------------  AGGREGATE
                                                          COST         GAINS      LOSSES       NET     FAIR VALUE
                                                       ----------  ----------  ----------  ----------  ----------
                                                                         (DOLLARS IN THOUSANDS)
DECEMBER 31, 1998:
Investment securities:
   Commercial paper.................................   $  28,797   $      --   $      --   $      --   $  28,797
                                                       ----------  ----------  ----------  ----------  ----------
MBS:
   Federal Home Loan Mortgage Corporation ("FHLMC").       3,843          --         (52)        (52)      3,791
   Federal National Mortgage Association ("FNMA")...     170,506         232        (752)       (520)    169,986
   Government National Mortgage Association ("GNMA")      86,422         218         (84)        134      86,556
   Participation certificates.......................      23,055          --          --          --      23,055
   Collateralized mortgage obligations ("CMO")......      90,683         119      (2,130)     (2,011)     88,672
   Financing note trust.............................      48,084          --        (332)       (332)     47,752
   Mortgage-backed note.............................      45,212          --         (14)        (14)     45,198
                                                       ----------  ----------  ----------  ----------  ----------
     Total MBS......................................     467,805         569      (3,364)     (2,795)    465,010
                                                       ----------  ----------  ----------  ----------  ----------

Total securities AFS................................   $ 496,602   $     569   $  (3,364)  $  (2,795) $  493,807
                                                       ==========  ==========  ==========  ==========  ==========

DECEMBER 31, 1997:
Investment securities:
   U.S. Treasury and agency securities..............   $ 100,032   $     880  $      (75)  $     805  $  100,837
                                                       ----------  ----------  ----------  ----------  ----------
MBS:
   FHLMC............................................      10,384          11        (120)       (109)     10,275
   FNMA.............................................     228,893       2,095        (479)      1,616     230,509
   GNMA.............................................     221,716       1,092          --       1,092     222,808
   Participation certificates.......................      24,860          --          --          --      24,860
   CMO..............................................     344,513         194      (1,495)     (1,301)    343,212
   London Interbank Offered Rate Asset Trust........      20,940          --          --          --      20,940
                                                       ----------  ----------  ----------  ----------  ----------
     Total MBS......................................     851,306       3,392      (2,094)      1,298     852,604
                                                       ----------  ----------  ----------  ----------  ----------

Total securities AFS................................   $ 951,338   $   4,272   $  (2,169)      2,103   $ 953,441
                                                       ==========  ==========  ==========              ==========
Net realized and unrealized losses (1)..............                                          (6,770)
Deferred tax benefits...............................                                             200
                                                                                           ----------
Net amount included in stockholders' equity.........                                       $  (4,467)
                                                                                           ==========
----------

(1) Includes net realized and unrealized losses from hedging activities and unamortized market value adjustments recorded upon the transfer of securities from AFS to held to maturity.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company's held to maturity portfolio consists of U. S. Treasury securities which have been pledged as credit support to a securitization of loans. The following table summarizes the debt securities held to maturity portfolios as of the dates indicated:

                                                                   UNREALIZED
                                             AMORTIZED   ----------------------------------  AGGREGATE
                                                COST         GAINS      LOSSES       NET     FAIR VALUE
                                             ----------  ----------  ----------  ----------  ----------
                                                                         (DOLLARS IN THOUSANDS)
      DECEMBER 31, 1998:
         Investment securities...........    $   1,084   $      15   $      --   $      15   $   1,099
                                             ==========  ==========  ==========  ==========  ==========
      DECEMBER 31, 1997:
         Investment securities...........    $   3,189   $      19   $      --   $      19   $   3,208
                                             ==========  ==========  ==========  ==========  ==========



     The following table summarizes the weighted average yield of debt securities as of the dates indicated:


                                                                          DECEMBER 31,
                                                                 ----------------------------
                                                                     1998             1997
                                                                 -------------  -------------
Investment securities:
   AFS..........................................................         5.55%          5.53%
   Held to maturity.............................................         6.19           6.00
MBS:
   AFS..........................................................         6.79           7.05
   Trading......................................................           --           6.66


     The following table presents the AFS and held to maturity portfolios at December 31, 1998 by contractual maturity. Actual maturities on MBS may differ from contractual maturities due to prepayments.

                                                                           UNREALIZED
                                                         AMORTIZED   ---------------------   AGGREGATE
                                                           COST         GAINS      LOSSES    FAIR VALUE
                                                         ----------  ----------  ----------  ----------
                                                                      (DOLLARS IN THOUSANDS)
     AFS:
        Investment securities-- within 1 year.........   $  28,797   $      --   $      --   $  28,797
                                                         ----------  ----------  ----------  ----------
        MBS:
          Within 1 year...............................     153,864          --        (881)    152,983
          Greater than 10 years.......................     313,941         569      (2,483)    312,027
                                                         ----------  ----------  ----------  ----------
            Total MBS.................................     467,805         569      (3,364)    465,010
                                                         ----------  ----------  ----------  ----------

     Total AFS........................................   $ 496,602   $     569   $  (3,364)  $ 493,807
                                                         ==========  ==========  ==========  ==========

     Held to Maturity:
        U. S. Treasury securities-- within 1 year.....   $   1,084   $      15   $      --   $   1,099
                                                         ==========  ==========  ==========  ==========


                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following gains and losses were realized on debt securities, the costs of which were computed on a specific identification method, during the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                    1998          1997          1996
                                                                ------------  ------------  ------------
                                                                          (DOLLARS IN THOUSANDS)
      Sales:
         AFS....................................................$   258,148   $   277,597   $   129,969
         Trading................................................     86,481        31,915        24,971
                                                                ------------  ------------  ------------

           Total................................................$   344,629   $   309,512   $   154,940
                                                                ============  ============  ============
      Gains (losses) on securities and trading activities, net:
         AFS portfolio:
           Gains................................................$        49   $     2,483   $     1,215
           Losses...............................................       (368)           --           (59)
                                                                ------------  ------------  ------------
             Total..............................................       (319)        2,483         1,156
                                                                ------------  ------------  ------------
         Trading portfolio:
           Realized (losses) gains, net.........................       (541)          187           187
           Unrealized losses, net...............................         --            --            (7)
                                                                ------------  ------------  ------------
             Total..............................................       (541)          187           180
                                                                ------------  ------------  ------------
         Losses on securities transferred to AFS portfolio......         --        (4,838)           --
                                                                ------------  ------------  ------------
      Total.....................................................
                                                                $      (860)  $    (2,168)  $     1,336
                                                                ============  ============  ============


     At December 31, 1998 and 1997, interest receivable in the accompanying statements of financial condition include accrued interest receivable on debt securities of $3.1 million and $6.7 million, respectively.

     In 1997, the Company transferred two securities from the held to maturity portfolio to the AFS portfolio and recorded a loss of $4.8 million. The transfer was the result of significant deterioration in the credit worthiness of the borrowers of the underlying loans collateralizing the securities.


NOTE 4--DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has employed various derivative financial instruments to hedge valuation fluctuations in its trading and AFS securities portfolios. During 1998, the Company used futures on Treasury Notes to hedge the valuation fluctuations of its fixed rate MBS portfolio. Based on historical performance, futures on Treasury Notes provided an expectation of high correlation with the MBS. Based on the correlation analysis completed for the period ended June 30, 1998, it was determined that high correlation in the fluctuations of the fair values of the MBS and the hedge instruments had not occurred. As a result, the Company recorded a loss of $4.0 million, which represented the extent to which the futures results had not been offset by the effects of price changes on the MBS. The remaining losses on the hedge program which totaled $5.0 million, were recorded as adjustments to the cost basis of the securities being hedged and are being amortized over the remaining life of the MBS as a yield adjustment. At December 31, 1998, the remaining unamortized loss was $3.3 million. Due to the volatility of the correlation between futures on Treasury Notes and the cost of a hedging program in relation to its benefits, the Company terminated this hedging program in July 1998. As of December 31, 1998, the Company had no derivative financial instruments outstanding.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following derivative financial instruments were outstanding at December 31, 1997:

                                                           MATURITY/     AVERAGE
                                              NOTIONAL     EXERCISE       FAIR                  UNREALIZED
                    INSTRUMENT                 AMOUNT        DATE         VALUE    FAIR VALUE   GAIN (LOSS)
       -----------------------------------  -----------  -----------  -----------  -----------  -----------
                                                                (DOLLARS IN THOUSANDS)
       Trading:
          Interest rate cap...............  $   71,000       2007     $    1,050   $      818   $     (956)
          Put option on treasury futures..       6,500       1998             66          104           21
          Commitments to purchase MBS.....      30,000       1998             58           58           58
          Commitments to sell MBS.........      15,000       1998              1            1            1
          Interest rate swap..............       5,000       2002             16          (46)         (46)
       AFS:
          Treasury futures ...............     205,900       1998         (2,615)      (2,496)      (2,496)


NOTE 5--LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                                             DECEMBER 31,
                                                                     ----------------------------
                                                                          1998           1997
                                                                     -------------  -------------
                                                                        (DOLLARS IN THOUSANDS)
Real estate loans:
   Single family.................................................... $    486,864   $    638,539
   Multifamily:
      2 to 4 units..................................................      281,960        322,309
      5 to 36 units.................................................    1,220,585      1,343,597
      37 units and over.............................................      247,638        308,473
                                                                     -------------  -------------
        Total multifamily...........................................    1,750,183      1,974,379

   Commercial and industrial........................................      179,956        204,656
   Land                                                                        39          1,656
                                                                     -------------  -------------
        Total real estate loans.....................................    2,417,042      2,819,230

Credit card loans...................................................      350,078         50,828
Other...............................................................       29,884         12,084
                                                                     -------------  -------------
Total loans, gross..................................................    2,797,004      2,882,142
                                                                     -------------  -------------
Less:
   Undisbursed loan funds...........................................           42          1,710
   Unearned (premiums) discounts....................................       (4,227)        (2,722)
   Deferred loan fees...............................................       29,442          9,039
   Allowances for estimated losses..................................      106,171         50,538
                                                                     -------------  -------------
      Total ........................................................      131,428         58,565
                                                                     -------------  -------------

Total loans, net.................................................... $  2,665,576   $  2,823,577
                                                                     =============  =============


     Fidelity's portfolio of mortgage loans serviced for others amounted to $278.3 million at December 31, 1998 and $308.8 million at December 31, 1997. The Bank sold the servicing rights to substantially all of the single family and 2-4 unit loans in the Bank's loan portfolio during the second quarter of 1996. The servicing rights to $938.5 million in loans were transferred and the Company realized a gain of $7.9 million. Such gains have been accounted for as a reduction in the carrying value of the loans based on the relative fair values of the servicing sold and loans retained and is being accreted over the estimated life of the loans. The related accretion totaled $1.2 million, $2.2 million and $1.5 million during 1998, 1997 and 1996, respectively. At December 31, 1998, the remaining single family and 2 - 4 unit loans serviced by others totaled $555.3 million and the deferred servicing gain was $3.0 million.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Fidelity's mortgage loan portfolio includes multifamily, commercial and industrial loans which depend primarily on operating income to provide debt service coverage. These loans generally have a greater risk of default than single family residential loans and, accordingly, earn a higher rate of interest to compensate in part for the risk. Approximately 99% of these loans are secured by property within the state of California.

      Fidelity's credit card loans, which were primarily marketed to customers with lower credit quality, are generally unsecured open-end borrowings that have experienced significantly higher levels of delinquency and defaults than the Bank's mortgage loan portfolio. At December 31, 1998, $26.1 million of the credit card loans were secured by real estate. During 1998, Fidelity terminated programs with marketers of the two largest credit card programs which accounted for 91% of the outstanding credit card balances at December 31, 1998. In addition, the marketer of the real estate secured credit card program ceased originating new accounts in 1998.

     The Company has modified the terms of a number of its mortgage loans to protect its investment by granting concessions to borrowers because of borrowers' financial difficulties. These modifications take several forms, including interest only payments for a limited time at current rates, a reduced loan balance in exchange for a payment of the loan or other terms that the Bank deems appropriate in the circumstances. Modifications are granted when the collateral is inadequate or the borrower does not have the ability or willingness to continue making scheduled payments and management determines that the modification is the best alternative for the collection of its investment. Modifications are reported as Troubled Debt Restructurings ("TDRs") as defined by SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and accounted for in accordance with SFAS No. 15 and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." At December 31, 1998 and 1997, outstanding TDRs totaled $48.0 million and $44.0 million, respectively.

     For the years ended December 31, 1998, 1997 and 1996, interest income of $4.0 million, $3.4 million and $3.6 million, respectively, was recorded on TDRs.

     Total loans on nonaccrual status was $14.4 million and $13.1 million at December 31, 1998 and 1997, respectively. The reduction in income related to nonaccrual loans was $1.9 million, $3.9 million and $6.0 million for 1998, 1997 and 1996, respectively.

     Of the total deferred loan fees at December 31, 1998, $7.6 million were related to mortgage loans and $21.8 million were related to credit card loans. Deferred loan fees on credit card loans represent origination fees and annual fees charged to the cardholder net of direct origination costs.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--REAL ESTATE OWNED

     REO, which is included in other assets, consists of the following at the dates indicated:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998           1997
                                                                    ------------  ------------
                                                                       (DOLLARS IN THOUSANDS)

Real estate acquired through foreclosure........................... $     9,536   $    13,416
Allowance for estimated losses.....................................      (1,139)       (1,123)
                                                                    ------------  ------------
     Net........................................................... $     8,397   $    12,293
                                                                    ============  ============


     The following summarizes the results of REO operations for the periods indicated:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------
                                                                              1998         1997          1996
                                                                         ------------  ------------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
        Losses from:
            Real estate operations...................................... $    (2,384)  $    (5,413)  $    (5,688)
            Provision for estimated real estate losses..................        (251)       (1,060)       (3,219)
                                                                         ------------  ------------  ------------

             Net loss from real estate operations....................... $    (2,635)  $    (6,473)  $    (8,907)
                                                                         ============  ============  ============


NOTE 7--ALLOWANCE FOR ESTIMATED LOAN AND REAL ESTATE OWNED LOSSES

     The following summarizes the activity in the allowances for estimated loan and real estate losses for the periods indicated:

                                                                          REAL ESTATE
                                                              LOANS          OWNED         TOTAL
                                                           ------------  ------------  ------------
                                                                    (DOLLARS IN THOUSANDS)
Balance at January 1, 1996...............................  $    89,435   $     3,492   $    92,927
   Charge-offs...........................................      (50,841)       (4,630)      (55,471)
   Recoveries and other..................................        3,304            --         3,304
                                                           ------------  ------------  ------------
     Net charge-offs.....................................      (47,537)       (4,630)      (52,167)
   Provision for losses..................................       15,610         3,219        18,829
                                                           ------------  ------------  ------------

Balance at December 31, 1996.............................       57,508         2,081        59,589
   Charge-offs...........................................      (41,190)       (2,810)      (44,000)
   Recoveries and other..................................        8,446           672         9,118
                                                           ------------  ------------  ------------
     Net charge-offs.....................................      (32,744)       (2,138)      (34,882)
   Provision for losses..................................       13,004         1,060        14,064
   Allowances related to acquisition.....................       12,770           120        12,890
                                                           ------------  ------------  ------------

Balance at December 31, 1997.............................       50,538         1,123        51,661
   Charge-offs...........................................      (25,366)         (258)      (25,624)
   Recoveries and other..................................        5,062            23         5,085
                                                           ------------  ------------  ------------
     Net charge-offs.....................................      (20,304)         (235)      (20,539)
   Provision for losses..................................       73,032           251        73,283
   Transfer to ALLL from cash reserves...................        2,905            --         2,905
                                                           ------------  ------------  ------------

Balance at December 31, 1998.............................  $   106,171   $     1,139   $   107,310
                                                           ============  ============  ============

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At December 31, 1998 and December 31, 1997, the gross recorded investment in mortgage loans that are considered to be impaired was $42.0 million, and $40.8 million, respectively. Included in these amounts are impaired mortgage loans of $22.5 million and $30.1 million at December 31, 1998 and 1997, respectively, for which SVAs have been established totaling $6.2 million and $10.5 million, respectively. The average balance of impaired mortgage loans was $41.4 million and $97.2 million at December 31, 1998 and 1997, respectively. The amount of interest income recognized on impaired mortgage loans was $2.9 million, $2.1 million and $9.4 million in 1998, 1997 and 1996, respectively.

     In the fourth quarter of 1995, the Bank adopted the Accelerated Asset Resolution Plan (the "Plan"), which was designed to aggressively dispose of, resolve or otherwise manage a pool of primarily multifamily loans and REO that at that time were considered by the Bank to have higher risk of future nonperformance or impairment relative to the remainder of the Bank's multifamily loan portfolio. As of June 30, 1998, the Plan was terminated based on the minimal remaining assets and the determination that the resolution of these assets would be conducted in a similar manner as the Bank's regular portfolio. As of June 30, 1998, the remaining 30 assets with a book balance, net of SVA and writedowns, of $9.4 million, comprised of accruing and nonaccruing multifamily real estate loans totaling approximately $4.8 million and REO properties totaling approximately $4.6 million. The $1.6 million of unallocated ALLL remaining as of June 30, 1998 from the original $50.8 million reserves established for the Plan was included in the Bank's ALLL at June 30, 1998.

     The credit enhanced credit card programs require the marketing agent to, as part of their contractual obligation to reimburse Fidelity for credit losses, maintain cash deposits with Fidelity. These cash deposits are deducted from the computed amount of estimated future credit losses in determining the required levels of ALLL and are considered part of the reserves available to cover future credit losses. At December 31, 1998 and 1997, cash reserves were $1.9 million and $4.3 million, respectively. During the year, the Company terminated its agreement with the marketer of the largest credit enhanced credit card program, whereby the marketer was relieved of their obligation to reimburse Fidelity for credit losses and Fidelity received any remaining cash reserves from the program. As a result, $2.9 million of cash reserves were transferred into Fidelity's ALLL during 1998.

     The amount of the Bank's allowance for loan losses represents management's estimate of the amount of loan losses likely to be incurred by the Bank during the next 12 months, based upon various assumptions as to economic and other conditions. As such, the allowance for loan losses does not represent the amount of such losses that could be incurred under adverse conditions that management does not consider to be the most likely to arise. In addition, management's classification of assets and evaluation of the adequacy of the allowance for loan losses is an ongoing process. Consequently, there can be no assurance that material additions to the Bank's allowance for loan losses will not be required in the future, thereby adversely affecting earnings and the Bank's ability to maintain or build capital. While management believes that the current allowance is adequate to absorb the known and inherent risks in the loan portfolio, no assurances can be given that the allowance is adequate or that economic conditions which may adversely affect the Bank's market area or other circumstances will not result in future loan losses, which may not be covered completely by the current allowance or may require an increased provision which could have a significant adverse effect on the Bank's financial condition, results of operations and levels of regulatory capital.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8--DEPOSITS

     Deposits consist of the following balances at the dates indicated:

                                                                                  DECEMBER 31,
                                                               ------------------------------------------------
                                                                         1998                    1997
                                                               ------------------------ -----------------------
                                                                              WEIGHTED                WEIGHTED
                                                                              AVERAGE                 AVERAGE
                                                                  AMOUNT       RATE       AMOUNT       RATE
                                                               -----------  ----------- ----------- -----------
                                                                             (DOLLARS IN THOUSANDS)
TYPE OF ACCOUNT:
   Passbook..................................................  $   56,836      2.00%   $   67,502      2.00%
   Checking and money market checking........................     380,292      1.24       336,036      1.17
   Money market savings......................................      56,451      3.68        55,885      4.17
                                                               -----------             -----------
     Total transaction accounts..............................     493,579      1.61       459,423      1.66
                                                               -----------             -----------
   Certificates of deposit ("CDs"):
     Less than $100,000......................................   1,795,000      5.06     1,711,172      5.33
     Greater than $100,000...................................     633,952      5.32       721,206      5.61
                                                               -----------             -----------
       Total CDs.............................................   2,428,952      5.12     2,432,378      5.41
                                                               -----------             -----------

   Total deposits............................................  $2,922,531      4.53    $2,891,801      4.82
                                                               ===========             ===========


     Fidelity had noninterest-bearing checking accounts of $111.5 million and $99.6 million at December 31, 1998 and 1997, respectively. At December 31, 1998, CDs were scheduled to mature as follows:

                                                                                      AMOUNT
                                                                                  -------------
                                                                                    (DOLLARS IN
YEAR OF MATURITY                                                                     THOUSANDS)
----------------
     1999......................................................................   $  1,661,668
     2000......................................................................        281,416
     2001......................................................................         16,057
     2002......................................................................         16,939
     After 2002................................................................        452,872
                                                                                  -------------

        Total..................................................................   $  2,428,952
                                                                                  =============


     The Company, from time to time, has also utilized brokered deposits as a short-term means of funding. These deposits are obtained or placed by or through a deposit broker and are subject to certain regulatory limitations. The Company had no brokered deposits outstanding at December 31, 1998 and 1997.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9--FEDERAL HOME LOAN BANK ADVANCES

     FHLB advances are summarized as follows:

                                                                              DECEMBER 31,
                                                              -------------------------------------------
                                                                   1998           1997           1996
                                                              -------------  -------------  -------------
                                                                         (DOLLARS IN THOUSANDS)
Balance at year-end.......................................... $    585,000   $  1,009,960   $    449,851
Average amount outstanding during the year...................    1,005,388        698,261        296,596
Maximum amount outstanding at any month-end..................    1,189,960      1,209,960        449,851
Weighted average interest rate during the year...............       5.77%          5.84%          5.43%
Weighted average interest rate at year-end...................       5.69%          5.82%          5.53%
Secured by:
    FHLB Stock............................................... $     65,358   $     60,498    $    52,330
    Mortgage loans...........................................      413,192      1,315,389        989,138
    Investment securities and MBS............................      367,729        581,445        117,786
                                                              -------------  -------------  -------------

     Total................................................... $    846,279   $  1,957,332   $  1,159,254
                                                              =============  =============  =============


     The maturities and weighted average interest rates on FHLB advances are summarized as follows at December 31, 1998:


                                                                                     WEIGHTED
                                                                                      AVERAGE
                                                                          AMOUNT       RATE
                                                                       -----------  ----------
                                                                        (DOLLARS IN THOUSANDS)
YEAR OF MATURITY
----------------
     2000...........................................................   $   45,000      6.80
     2003...........................................................      540,000      5.60
                                                                       -----------

        Total.......................................................   $  585,000      5.69
                                                                       ===========


NOTE 10--OTHER BORROWINGS

     At December 31, 1998 and 1997, the Company's other borrowings consisted of Senior Notes of $51.5 million. These Senior Notes bear interest at 12%, payable quarterly, and mature in 2007. Historically, Bank Plus funds the interest payments on the Senior Notes through preferred stock and common stock dividends from Fidelity. Bank Plus holds $51.5 million of Preferred Stock of Fidelity, which pays quarterly 10% dividends and is not subject to the prior approval of the Office of Thrift Supervision (the "OTS") unless, among other things, the Bank's regulatory capital falls below the level to be categorized as adequately capitalized. The common stock dividends, which are used to fund the difference between the rate on the Senior Notes and the rate on the preferred stock dividends, are currently subject to OTS approval. No assurance can be given that the OTS will approve the common stock dividends in the future, or that the OTS will approve the preferred stock dividends in the future if the Bank's regulatory capital falls below the level to be categorized as adequately capitalized. The February 1999 Senior Note interest payments were funded by the preferred stock dividend from Fidelity and cash on hand at Bank Plus. In future periods, Bank Plus may be able to increase its liquidity through dividends from Gateway or BPCS. No assurance can be given that funds will continue to be available at Bank Plus to pay future interest payments, or that dividends will be able to be made by Gateway or BPCS to provide additional liquidity. If in the event of default by Bank Plus, the holders of not less than 25% in principal amount of the Senior Notes then outstanding may declare all the Senior Notes to be immediately due and payable.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     No short-term borrowings were outstanding during 1998. The following table summarizes short-term borrowings for the periods indicated:

                                                                                     DECEMBER 31,
                                                                                ------------------------
                                                                                    1997         1996
                                                                                -----------  -----------
                                                                                 (DOLLARS IN THOUSANDS)
      Commercial paper:
          Balance at year-end.................................................. $       --   $   40,000
          Average amount outstanding during the year...........................     11,417       93,457
          Maximum amount outstanding at any month-end..........................     40,000      140,000
          Weighted average interest rate during the year.......................     6.26%        5.72%
          Weighted average interest rate at year end...........................       --%        5.36%
      Securities sold under agreement to repurchase:
          Balance at year-end.................................................. $       --   $       --
          Average amount outstanding during the year...........................      2,260       25,382
          Maximum amount outstanding at any month-end..........................     25,500       73,007
          Weighted average interest rate during the year.......................     5.35%        5.17%
      Federal funds purchased:
          Balance at year-end.................................................. $       --   $       --
          Average amount outstanding during the year...........................        135           --
          Maximum amount outstanding at any month-end..........................         --           --
          Weighted average interest rate during the year.......................     5.93%          --%


NOTE 11--BENEFIT PLANS

   RETIREMENT INCOME PLAN

     In February 1994, the Board of Directors passed a resolution to amend the retirement income plan by discontinuing participation in the plan by newly hired employees and freezing the level of service and salaries used to compute the plan benefit to February 28, 1994 levels. The Bank has funded the retirement income plan such that the fair value of plan assets exceed the projected benefit obligation. The defined benefit plan provides for payment of retirement benefits commencing normally at age 65 in a monthly annuity; however, the option of a lump sum payment is available upon retirement or in the event of early termination. Annual contributions to the plan are sufficient to satisfy legal funding requirements.

     The components of net pension costs are as follows for the periods indicated:

                                                                               YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------
                                                                           1998         1997         1996
                                                                       -----------  -----------  -----------
                                                                          (DOLLARS IN THOUSANDS)
 Interest cost.......................................................  $      163   $      158   $      202
 Actual return on plan assets........................................        (246)        (207)        (426)
 Net amortization and deferral.......................................         (69)         (51)         149
 Effect of partial settlements.......................................         120           55          189
                                                                       -----------  -----------  -----------

    Net pension costs................................................   $     (32)  $      (45)  $      114
                                                                        ==========  ===========  ===========


                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The funded status of this plan was as follows as of the dates indicated:

                                                                                 DECEMBER 31,
                                                                            ------------------------
                                                                                1998         1997
                                                                            -----------  -----------
                                                                             (DOLLARS IN THOUSANDS)
Accumulated benefit obligation (all participants are vested).............   $   (2,397)  $   (2,461)
Fair value of plan assets................................................        3,126        2,839
                                                                            -----------  -----------
    Net plan assets over projected benefit obligation....................          729          378
Minimum liability adjustment.............................................          155          474
                                                                            -----------  -----------

    Prepaid pension cost.................................................   $      884   $      852
                                                                            ===========  ===========
Actuarial assumptions:
    Discount rate........................................................      6.50%        7.00%
    Expected long-term rate of return on plan assets.....................      9.00%        9.00%


   401(K) PLAN

     The Company has a 401(k) defined contribution plan available to all employees who have been with the Company for one year and have reached the age of 21. Employees may generally contribute up to 15% of their salary each year, and the Company matches 50% up to the first 6% contributed by the employee. The Company's contribution expense was $0.4 million, $0.1 million and $0.1 million in the years ended December 31, 1998, 1997 and 1996, respectively.


   DIRECTORS' RETIREMENT PLAN

     The Directors' Retirement Plan provides for non-employee directors who have at least three years of Board service, including service on the Board of Directors prior to the 1994 restructuring and recapitalization.

     An eligible director shall, after termination from Board service for any reason other than cause, be entitled to receive a quarterly payment equal to one quarter of his/her average annual compensation (including compensation for service on the Board of Directors of any of the Company's subsidiaries), including all retainers and meeting fees, received during his/her last three years of Board service. Such payments shall commence at the beginning of the first fiscal quarter subsequent to termination and continue for a 3-year period. If a director's Board membership is terminated for cause, no benefits are payable under this plan.

     If a director's Board membership is terminated within two years following the effective date of a change in control, then he/she shall be eligible for a lump sum payment in an amount that is the greater of: (1) 150% times average annual compensation during the preceding 3-year period, (2) the sum of all retirement benefits payable under normal retirement provisions described in the preceding paragraph or (3) $78,000. The Company's accumulated benefit obligation was $0.9 million at both December 31, 1998 and 1997, and net pension costs were $0.3 million for both 1998 and 1997.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12--INCOME TAXES

     Income tax expense/(benefit) was comprised of the following for the periods indicated:

                                                                       YEAR ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                   1998         1997         1996
                                                               -----------  -----------  -----------
                                                                  (DOLLARS IN THOUSANDS)
Current income tax expense (benefit):
    Federal................................................... $      716   $      199   $   (1,100)
    State.....................................................         37           54            7
                                                               -----------  -----------  -----------
     Total....................................................        753          253       (1,093)
                                                               -----------  -----------  -----------
Deferred income tax expense (benefit):
    Federal...................................................      3,547       (7,425)          --
    State.....................................................       (430)        (928)          --
                                                               -----------  -----------  -----------
     Total....................................................      3,117       (8,353)          --
                                                               -----------  -----------  -----------

Total income tax expense (benefit)............................ $    3,870   $   (8,100)   $  (1,093)
                                                               ===========  ===========  ===========


     Income tax asset/(liability) was comprised of the following at the dates indicated:

                                                                                 DECEMBER 31,
                                                                           ------------------------
                                                                               1998        1997
                                                                           -----------  -----------
                                                                             (DOLLARS IN THOUSANDS)
Current income tax asset:
    Federal................................................................$      432   $      626
    State..................................................................       382          186
                                                                           -----------  -----------
        Total..............................................................       814          812
                                                                           -----------  -----------
Deferred income tax asset (liability):
    Federal................................................................    51,499       33,621
    Valuation allowance--Federal...........................................   (47,779)     (26,204)
    State..................................................................    12,277        6,068
    Valuation allowance--State.............................................   (11,053)      (5,224)
                                                                           -----------  -----------
        Total..............................................................     4,944        8,261
                                                                           -----------  -----------

Total income tax asset/(liability).........................................$    5,758   $    9,073
                                                                           ===========  ===========


                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The components of the net deferred tax asset/(liability) are as follows at the dates indicated:

                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                    1998          1997
                                                                                ------------  ------------
                                                                                  (DOLLARS IN THOUSANDS)
      FEDERAL:
          Deferred tax assets:
            Bad debt and loan loss deduction................................... $    28,587   $    12,218
            Net operating loss carryover.......................................      25,081        38,186
            Alternative minimum tax credit carryover...........................       3,624         3,059
            Contingent liabilities.............................................       1,427         1,970
            Debt modification gain.............................................       1,027         1,189
            Sale of servicing income...........................................       1,046         1,184
            Depreciation.......................................................       1,139           577
            Deferred fees on credit cards......................................       7,614            --
            Receivable from credit card marketer...............................       2,865            --
            Unrealized loss on securities AFS..................................         978         1,633
            Other..............................................................       3,480         2,537
                                                                                ------------  ------------
          Gross deferred tax assets............................................      76,868        62,553
                                                                                ------------  ------------
          Deferred tax liabilities:
            Loan fees and interest.............................................      (5,370)       (6,714)
            FHLB stock dividends...............................................     (16,402)      (15,556)
            Accrual to cash adjustment on pre-1986 loans.......................        (428)       (2,508)
            Mark to market adjustment..........................................        (978)       (1,633)
            Other..............................................................      (2,191)       (2,521)
                                                                                ------------  ------------
          Gross deferred tax liabilities.......................................     (25,369)      (28,932)
                                                                                ------------  ------------
          Net deferred tax assets before valuation allowance                         51,499        33,621
          Valuation allowance..................................................     (47,779)      (26,204)
                                                                                ------------  ------------
          Net deferred tax asset............................................... $     3,720   $     7,417
                                                                                ============  ============
      STATE:
          Deferred tax assets:
            Bad debt and loan loss deduction................................... $    11,021   $     7,867
            Net operating loss carryover.......................................       3,269         4,765
            Depreciation.......................................................         583           448
            Sale of servicing income...........................................         322           486
            Deferred fees on credit cards......................................       2,342            --
            Receivable from credit card marketer...............................         881            --
            Alternative minimum tax credit carryover...........................         404           312
            Contingent liabilities.............................................         439           610
            Unrealized loss on securities AFS..................................         303           506
            Other..............................................................       1,230           761
                                                                                ------------  ------------
          Gross deferred tax assets............................................      20,794        15,755
                                                                                ------------  ------------
          Deferred tax liabilities:
            Loan fees and interest.............................................      (1,620)       (2,061)
            FHLB stock dividends...............................................      (5,044)       (4,818)
            Mark to market adjustment..........................................        (367)         (619)
            Accrual to cash adjustment on pre-1986 loans.......................        (132)         (777)
            Core deposit intangibles...........................................        (857)         (904)
            Other..............................................................        (497)         (508)
                                                                                ------------  ------------
          Gross deferred tax liabilities.......................................      (8,517)       (9,687)
                                                                                ------------  ------------
          Net deferred tax assets before valuation allowance                         12,277         6,068
          Valuation allowance..................................................     (11,053)       (5,224)
                                                                                ------------  ------------
          Net deferred tax asset............................................... $     1,224   $       844
                                                                                ============  ============
      Combined total........................................................... $     4,944   $     8,261
                                                                                ============  ============

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Under SFAS No. 109, "Accounting for Income Taxes", the recognition of a net deferred tax asset is dependent upon a "more likely than not" expectation of realization of the deferred tax asset, based upon the analysis of available evidence. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized on a "more likely than not" basis. The analysis of available evidence is performed each quarter utilizing the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized. Adjustments to the valuation allowance are made accordingly. There can be no assurance that the Company will recognize additional portions of the deferred tax asset in future periods or that additional valuation allowances may not be recorded in future periods.

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", certain securities were classified as AFS during the year. Under SFAS No. 115, adjustments to the fair market value of securities held as AFS are reflected through an adjustment to stockholders' equity. No associated deferred tax asset or liability was recorded in stockholder's equity as of December 31, 1998. As of December 31, 1997, $0.2 million of deferred tax assets were reflected in stockholders' equity.

     A reconciliation from the consolidated statutory federal income tax expense (benefit) to the consolidated effective income tax expense (benefit) follows for the periods indicated:

                                                                             YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                       1998          1997          1996
                                                                   ------------  ------------  ------------
                                                                            (DOLLARS IN THOUSANDS)
      Expected federal income tax (benefit) expense................$   (18,351)  $     3,075   $    (3,684)
      Increases (reductions) in taxes resulting from:
          Franchise tax (benefit) expense, net of federal income
           tax and valuation allowance.............................       (256)         (568)            4
          Addition (reduction) to valuation allowance..............     22,230        (9,973)           91
          Specified liability loss carryback under Internal
           Revenue Code Section 172(f).............................         --            --        (1,100)
          Bad debt recapture.......................................         --            --         3,227
          Goodwill amortization....................................        156            77            --
          Other....................................................         91          (711)          369
                                                                   ------------  ------------  ------------

      Income tax expense (benefit).................................$     3,870   $    (8,100)  $    (1,093)
                                                                   ============  ============  ============


     Various federal Form 1120Xs "Amended U.S. Corporation Income Tax Return" were filed in 1996 for years 1986 through 1989, 1991, 1992 and 1994 to reflect the 10-year loss carryback under Internal Revenue Code ("IRC") Section 172(f) for qualifying deductions through August 4, 1994. These amended tax returns were filed with the Bank's former parent company, Citadel. Fidelity recorded $1.1 million of tax benefit in 1996 with respect to these amended tax returns.

     The Internal Revenue Service (the "Service") has completed its examination of the federal income tax returns for 1992, 1993 and tax year ended August 4, 1994 and review of the aforementioned carryback claim. A compromise of all unagreed issues for these years has been reached and is currently under review by the Service's Joint Committee on Taxation. The Service is currently beginning a new examination of the federal income tax returns for the short year ended December 31, 1994 and the calendar years 1995, 1996 and 1997. The California Franchise Tax Board (the "FTB") has completed its examination of the California franchise tax returns for years 1988 through 1991. This examination is currently in the settlement process awaiting final approval by the FTB. The company does not expect the results of these audits will have a material adverse effect on the consolidated financial statements of the Company.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     IRC Sections 382 and 383 and the Treasury Regulations thereunder generally provide that following an ownership change of a corporation with a net operating loss ("NOL"), a net unrealized built-in loss or tax credit carryovers, the amount of annual post-ownership change taxable income that can be offset by pre-ownership change NOLs, or recognized built-in losses and the amount of post-ownership change tax liability that can be offset by pre-ownership change tax credits cannot exceed a limitation prescribed by IRC Section 382. This annual limitation generally equals the product of the fair market value of the equity of the corporation immediately before the ownership change (subject to various adjustments) and the federal long-term tax-exempt rate prescribed monthly by the Service.

     As a result of the 1994 restructuring and recapitalization, the Bank underwent an ownership change, ceased to be a member of the Citadel consolidated group, and became subject to the annual limitations under IRC Section 382. As a result of the 1995 recapitalization, the Bank again underwent an ownership change and became subject to the annual limitations under Section IRC 382. The limitations imposed by the 1995 change of ownership are inclusive of the limitations imposed by the 1994 change of ownership. The measurement of whether a change in ownership has occurred is based on changes in the holdings of significant shareholders and on the period of time in which any changes occur. The Company has experienced substantial changes of its significant shareholders in ownership and further changes may create a change in ownership as defined by IRC Section 382. If this would occur, the Company would become subject to a new annual limitation under IRC Section 382.

     Hancock was merged with and into Fidelity as of June 30, 1997 in a tax-free reorganization within the meaning of IRC Section 368(a)(1)(A), by reason of the application of IRC Section 368(a)(2)(D). The total net deferred tax assets of Hancock and the related valuation allowance are included in the balances of net deferred taxes starting as of December 31, 1997. In accordance with the provisions of SFAS No. 109, any subsequent reductions in the valuation allowance associated with the deferred tax assets of Hancock will be reflected as an adjustment to any remaining unamortized goodwill with respect to this acquisition.

     As of December 31, 1998, the Bank had an estimated NOL carryover for federal income tax purposes of $71.7 million expiring in years 2008 through 2011. Of this amount, $59.8 million is subject to annual utilization limitations as a result of the 1994 and 1995 changes of ownership and Hancock's change of ownership occurring as part of its 1997 acquisition by the Bank. For California franchise tax purposes, the Bank had an estimated NOL carryover of $30.2 million. Of the estimated California NOL carryover, $26.6 million relates to the Bank's operations and expire in years 1999 through 2002, and $3.6 million relates to Hancock's NOL's expiring in years 2000 through 2009. Of the total $30.2 million California NOL, $16.3 million is subject to annual utilization limitations as a result of the Bank's 1995 change of ownership and Hancock's 1997 change of ownership.

     Effective for taxable years beginning after 1995, legislation enacted in 1996 has repealed for federal purposes the reserve method of accounting for bad debts for thrift institutions. While thrifts qualifying as "small banks" may continue to use the experience method, Fidelity is deemed a "large bank" and is required to use the specific charge off method. In addition, this enacted legislation contains certain income recapture provisions, which are discussed below.

     Thrift institutions deemed "large banks" are required to include into income ratably over 6 years, beginning with the first taxable year beginning after 1995, the institution's "applicable excess reserves." The applicable excess reserves are the excess of (1) the balance of the institution's reserves for losses on loans other than supplemental reserves at the close of its last taxable year beginning before January 1, 1996, over (2) the adjusted balance of such reserves as of the close of its last taxable year beginning before January 1, 1988. Fidelity's applicable excess reserves at December 31, 1995 were $14.6 million. This amount is being recognized into taxable income over six years at

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the rate of $2.4 million per year starting with the taxable year ended December 31, 1996. In addition, $1.5 million in Hancock excess reserves were recorded as part of its acquisition as of June 30, 1997. This excess reserve amount is to be recognized into income over a four year period. The remaining applicable excess reserves at December 31, 1998 were $8.3 million.

     The remaining adjusted pre-1988 total reserve balance of $26.3 million at December 31, 1998 will be recaptured into taxable income in the event Fidelity
(1) ceases to be a "bank" or "thrift," (2) makes distributions to shareholders in excess of current or accumulated post-1951 earnings and profits, or (3) makes distributions to shareholders in a partial or complete redemption or liquidation. Based on current estimates, Fidelity had current earnings and profits at December 31, 1998 sufficient to cover 1998 distributions to shareholders. As a result, Fidelity did not trigger any reserve recapture into taxable income for 1998.

     Under the provisions of SFAS No. 109, a deferred tax liability has not been provided for the remaining adjusted pre-1988 total loan loss reserve balance of $26.3 million at December 31, 1998. The use of these reserves in a manner that results in a recapture into taxable income as previously discussed will require federal taxes to be provided at the then current income tax rate. The use of these reserves in such a manner is not anticipated.


NOTE 13--COMMITMENTS AND CONTINGENCIES

     As of December 31, 1998, significant litigation outstanding against the Company included:

     MMG Direct (MMG), a credit card marketer brought litigation claiming damages after the Company filed its claim in arbitration against MMG and after the Company terminated its credit card program with MMG. The Bank believes that the claims asserted by MMG are without merit and the Bank intends to vigorously defend itself and to pursue its own claims against MMG.

     A purported class action, recently amended, has been filed on behalf of certain shareholders claiming, among other things, negligent misrepresentation, common law fraud, statutory fraud and violations of the California Corporations Code. The complaint has not yet been served on the Company or any of the individual defendants. The Company believes that the claims are meritless and intends to vigorously defend itself.

     Litigation filed in federal district court raises claims with respect to the manner in which the Bank originated and serviced certain adjustable rate mortgage loans. The district court has certified a class in the action. The parties are currently in settlement negotiations and certain reserves have been established relating to this litigation.

     The legal responsibility and financial exposure with respect to foregoing claims presently cannot be reasonably ascertained and, accordingly, there is a risk that the outcome of one or more of these outstanding claims could result in the payment of amounts which could be material in relation to the financial condition or results of operations of the Bank.

     The Company has a number of other lawsuits and claims pending arising in the normal course of business. Although there can be no assurance, the Company's management believes that none of these lawsuits or claims will have a material adverse effect on the financial condition or business of the Company.

     Fidelity enters into agreements to extend credit to customers on an ongoing basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Most commitments are expected to be drawn upon and, therefore, the total commitment amounts generally represent future cash requirements. At December 31, 1998, the Company had less than $0.1 million in commitments to fund loans. There was an unused line of credit of $16.9 million associated with a mortgage warehouse credit agreement. In addition, the Company has extended lines of credit in the form of credit cards totaling $431.3 million, of which $81.2 million was unused and available at December 31, 1998.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As of December 31, 1998, the Company had certain mortgage loans with a gross principal balance of $78.7 million, of which $65.7 million had been sold in the form of mortgage pass-through certificates, over various periods of time, to four investor financial institutions leaving a balance of $13.0 million in loans retained by the Company. These mortgage pass-through certificates provide a credit enhancement to the investors in the form of the Company's subordination of its retained percentage interest to that of the investors. In this regard, the aggregate of $65.7 million held by investors are deemed Senior Mortgage Pass-Through Certificates and the $13.0 million in loans held by the Company are subordinated to the Senior Mortgage Pass-Through Certificates in the event of borrower default. Full recovery of the $13.0 million is subject to this contingent liability due to its subordination. In 1993, the Bank repurchased as an investment a portion of the mortgage pass-through certificates, and at December 31, 1998, the balance of the repurchased certificate was $23.1 million and was included in the MBS AFS portfolio and accounted for in accordance with SFAS No. 115. The other Senior Mortgage Pass-Through Certificates totaling $42.6 million at December 31, 1998 are owned by other investor institutions. The contingent liability for credit losses on these mortgage pass-through certificates was $0.9 million and $2.1 million at December 31, 1998 and 1997, respectively, and is included in other liabilities.

     The Company also effected the securitization by FNMA of multifamily mortgages wherein whole loans were swapped for Triple A rated MBS through FNMA's Alternative Credit Enhancement Structure ("ACES") program. These MBS were later sold and the current outstanding balance as of December 31, 1998 of $89.8 million is serviced by the Company, including commitments assumed as a result of the Hancock acquisition. As part of a credit enhancement to absorb losses relating to the ACES transaction, the Company has pledged and placed in a trust account, as of December 31, 1998, $16.4 million, comprised of $12.2 million in cash and $4.2 million in U.S. Treasury securities and MBS. The Company shall absorb losses, if any, which may be incurred on the securitized multifamily loans to the extent of $16.4 million. FNMA is responsible for any losses in excess of $16.4 million. The corresponding contingent liability for credit losses was $2.3 million and $4.0 million at December 31, 1998 and 1997, respectively, and is included in other liabilities.

     The Company conducts portions of its operations from leased facilities. All of the Company's leases are operating leases. At December 31, 1998, aggregate minimum rental commitments on operating leases with noncancelable terms in excess of one year were as follows:

                                                                                       AMOUNT
                                                                                   -------------
                                                                                    (DOLLARS IN
YEAR OF COMMITMENT                                                                   THOUSANDS )
------------------
        1999...................................................................... $      4,687
        2000......................................................................        4,008
        2001......................................................................        3,847
        2002......................................................................        2,745
        2003......................................................................        1,895
        Thereafter................................................................        6,935
                                                                                   -------------

          Total................................................................... $     24,117
                                                                                   =============

     Operating expense includes rent expense of $4.1 million in 1998, $2.9 million in 1997 and $3.3 million in 1996.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14--REGULATORY MATTERS

     The OTS capital regulations, as required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement."

     The Bank's actual and required capital are as follows at the dates indicated:


                                                                                             TO BE ADEQUATELY
                                                                                             CAPITALIZED UNDER
                                                                    FOR CAPITAL              PROMPT CORRECTIVE
                                             ACTUAL               ADEQUACY PURPOSES          ACTION PROVISIONS
                                     ------------------------  ------------------------  ------------------------
                                        AMOUNT       RATIO        AMOUNT       RATIO        AMOUNT       RATIO
                                     -----------  -----------  -----------  -----------  -----------  -----------
                                                                (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 1998:
  Total capital (to risk-weighted
    assets)..........................$  188,746         8.95%  $  168,656         8.00%  $  168,656         8.00%
  Core capital (to adjusted tangible
    assets)..........................   161,506         4.36      111,028         3.00      148,037         4.00
  Tangible capital (to tangible
    assets)..........................   161,506         4.36       55,514         1.50              N/A
  Tier I capital (to risk-weighted
    assets)..........................   161,506         7.66              N/A                84,328         4.00


                                                                                                TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                      FOR CAPITAL             PROMPT CORRECTIVE
                                             ACTUAL               ADEQUACY PURPOSES          ACTION PROVISIONS
                                     ------------------------  ------------------------  ------------------------
                                        AMOUNT       RATIO        AMOUNT       RATIO        AMOUNT       RATIO
                                     -----------  -----------  -----------  -----------  -----------  -----------
                                                                (DOLLARS IN THOUSANDS)

AS OF DECEMBER 31, 1997:
  Total capital (to risk-weighted
    assets)..........................   244,719        11.57      168,157         8.00      211,447        10.00
  Core capital (to adjusted tangible
    assets)..........................   218,296         5.26      124,485         3.00      207,476         5.00
  Tangible capital (to tangible
    assets)..........................   218,296         5.26       62,243         1.50              N/A
  Tier I capital (to risk-weighted
    assets)..........................   218,296        10.32              N/A               126,868         6.00


                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table reconciles the Company's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital at the dates indicated:

                                                              TANGIBLE       CORE       RISK-BASED
                                                              CAPITAL       CAPITAL       CAPITAL
                                                           ------------  ------------  ------------
                                                                    (DOLLARS IN THOUSANDS)
      AS OF DECEMBER 31, 1998:
        Consolidated stockholders' equity................. $   127,388   $   127,388   $   127,388
        Adjustments:
          Fidelity's Preferred Stock......................      51,750        51,750        51,750
          Bank Plus equity excluding Fidelity.............      (6,152)       (6,152)       (6,152)
                                                           ------------  ------------  ------------
        Fidelity's stockholders' equity...................     172,986       172,986       172,986
        Accumulated other comprehensive loss..............       2,795         2,795         2,795
        Adjustments:
          Intangible assets...............................     (14,268)      (14,268)      (14,268)
          Nonincludable subsidiaries......................          (7)           (7)           (7)
          Excess ALLL.....................................          --            --        27,240
                                                           ------------  ------------  ------------

      Regulatory capital.................................. $   161,506   $   161,506   $   188,746
                                                           ============  ============  ============
      AS OF DECEMBER 31, 1997:
        Consolidated stockholders' equity................. $   181,345   $   181,345   $   181,345
        Adjustments:
          Fidelity's Preferred Stock......................      51,750        51,750        51,750
          Bank Plus equity excluding Fidelity.............      (3,063)       (3,063)       (3,063)
                                                           ------------  ------------  ------------
        Fidelity's stockholders' equity...................     230,032       230,032       230,032
        Accumulated other comprehensive loss..............       4,467         4,467         4,467
        Adjustments:
          Intangible assets...............................     (16,185)      (16,185)      (16,185)
          Nonincludable subsidiaries......................         (18)          (18)          (18)
          Excess ALLL.....................................          --            --        26,505
          Equity investments..............................          --            --           (82)
                                                           ------------  ------------  ------------

      Regulatory capital.................................. $   218,296   $   218,296   $   244,719
                                                           ============  ============  ============

     As of December 31, 1998, the Bank was "adequately capitalized" under the Prompt Corrective Action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). As of December 31, 1998, the most constraining of the capital ratio measurements was core capital to adjusted tangible assets which had an excess of $13.5 million above the minimum level required to be considered adequately capitalized. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since December 31, 1998 that management believes have changed the institution's category.

     An institution whose capital does not meet the amounts required in order to be adequately capitalized will be treated as undercapitalized. If an undercapitalized institution's capital ratios are less than 6.0% of total capital to risk-weighted assets, 3.0% of core capital to risk-weighted assets, or 3.0% of core capital to adjusted total assets, it will be treated as significantly undercapitalized. Finally, an institution will be treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative preferred stock minus intangible assets other than supervisory goodwill and purchased mortgage servicing rights) to adjusted total assets is equal to or less than 2.0%.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

   MANDATORY SANCTIONS IF THE BANK WERE CATEGORIZED AS UNDERCAPITALIZED

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

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15--EARNINGS PER SHARE

     The reconciliation of the numerators and denominators used in basic and diluted (loss) earnings per share follows for the periods indicated:

                                                                             YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                       1998          1997          1996
                                                                   ------------  ------------  ------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      (Loss) earnings available for common stockholders............$   (56,328)  $    12,653   $   (15,642)
                                                                   ============  ============  ============
      Weighted average common shares outstanding:
          Basic.................................................... 19,395,337    18,794,887    18,242,887
          Effect of dilutive securities-- stock options............         --       348,152            --
          Effect of dilutive securities-- deferred stock awards....         --           194            --
                                                                   ------------  ------------  ------------

          Diluted.................................................. 19,395,337    19,143,233    18,242,887
                                                                   ============  ============  ============

      (Loss) earnings per share:
          Basic....................................................$     (2.90)  $      0.67   $     (0.86)
          Effect of dilutive securities-- stock options............         --         (0.01)           --
          Effect of dilutive securities-- deferred stock awards....         --            --            --
                                                                   ------------  ------------  ------------

          Diluted..................................................$     (2.90)  $      0.66   $     (0.86)
                                                                   ============  ============  ============


     For the years ended December 31, 1998 and 1996, there are no potentially dilutive common shares included in the calculation of diluted EPS because including them would have an anti-dilutive effect.


NOTE 16--STOCK OPTION PLANS

   STOCK OPTION PLANS

     On February 26, 1997, the Board of Directors of the Company adopted a Stock Option and Equity Incentive Plan (the "Stock Option Plan"). The Stock Option Plan consists of certain amendments to, and a restatement of, the Bank's 1996 Stock Option Plan. The Stock Option Plan provides (1) the granting of stock options, restricted stock and deferred stock units (2) deferred stock awards in lieu of cash compensation otherwise payable to directors and (3) stock options, restricted stock or deferred stock units in lieu of cash awards for senior officers. 2,125,000 shares of the Bank's Common Stock are available for grants under the Stock Option Plan. The Stock Option Plan provides for annual grants of 2,500 stock options to non-employee directors, which vest immediately. The Stock Option Plan is administered by the Compensation/Stock Options Committee of the Board of Directors, which is authorized to select award recipients, establish award terms and conditions, and make other related administrative determinations in accordance with the provisions of the Stock Option Plan. Unexercised options granted under the Stock Option Plan expire on the earlier of the tenth anniversary of the date of grant or 90 days following the effective date of the recipients termination of employment. In the event of an employees' termination for cause, all outstanding options are cancelled as of the effective date of such termination.

     In conjunction with a restructuring of senior management, the Board of Directors approved the following in November 1998: (1) the majority of outstanding stock options granted, excluding options granted to directors, were cancelled and replaced by new stock options issued at an exercise price of $3.81, the closing stock price on November 19, 1998 (2) new and certain

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


continuing members of executive management received grants of stock options, (3) all new stock options will vest based upon stock price performance (average closing price of $4.00-10%, $5.00-25%, $6.00-40%, $7.00-55%, $8.00-70%,
$9.00-85%, and $10.00-100%) or 100% vesting upon a change-in-control or after a 7 year period from the date of grant, and (4) the Stock Option Plan was amended to provide that the annual grant limit per employee has been increased from 100,000 to 750,000 shares. The options that had been granted prior to November 1998 and that were still outstanding at December 31, 1998 vest over a four year period; 10% on the first anniversary of the date of grant and 30% on each subsequent anniversary date.

     The following is a summary of the Stock Option Plan for the periods indicated:

                                                                                              AVERAGE
                                                                                  NUMBER      OPTION
                                                                                OF OPTIONS     PRICE
                                                                              -------------   --------
       Balance, January 1, 1996............................................      1,296,500    $ 8.35
         Expired...........................................................        (14,500)     8.35
         Exercised.........................................................         (2,800)     8.35
                                                                              -------------
       Balance, December 31, 1996..........................................      1,279,200      8.35
         Granted...........................................................        122,500     10.96
         Expired...........................................................       (114,450)     8.35
         Exercised.........................................................        (63,375)     8.35
                                                                              -------------
       Balance, December 31, 1997..........................................      1,223,875      8.61
         Granted prior to November 1998....................................        740,500     14.01
         Granted during and after November 1998............................      1,342,000      3.81
         Cancelled and expired.............................................     (1,396,625)    11.11
         Exercised.........................................................        (23,000)    10.39
                                                                              -------------

       Balance, December 31, 1998..........................................      1,886,750      5.44
                                                                              =============


     A summary of the outstanding stock options at December 31, 1998 follows:

                                                          WEIGHTED AVERAGE
                                            NUMBER           REMAINING
                EXERCISE PRICES           OF OPTIONS     CONTRACTUAL LIFE
         -----------------------------    ----------     ----------------
                    $8.35                   428,500             6.9
                   $10.25                    20,000             8.3
               $14.00 -- 14.50               96,250             9.3
                    $3.81                 1,342,000             9.9
                                          ---------

         Total........................    1,886,750
                                          =========


     As of March 28, 1999, 135,125 stock options expired due to employee terminations.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is a summary of deferred stock awards granted to non-employee directors in lieu of cash compensation for the periods indicated:


                                                                                 NUMBER
                                                                                OF SHARES
                                                                              -----------
         Awards earned in 1997 and
           balance, December 31, 1997......................................        6,982
         Awards earned.....................................................       20,564
         Stock issued......................................................       (8,272)
                                                                              -----------
       Balance, December 31, 1998..........................................       19,274
                                                                              ===========


     During 1998, the Company granted 63,853 of restricted stock to senior officers in lieu of $0.5 million in cash bonuses. These grants vest 33.3% on January 1, 1999, 33.3% on January 1, 2000 and 33.3% on January 1, 2001. During 1998, 23,837 of these grants were cancelled.

     Compensation expense recorded with regards to the deferred stock awards to non-employee directors and restricted stock awards to senior officers was less than $0.1 million and $0.5 million in 1998 and 1997, respectively.

     The fair value of options granted under the Stock Option Plan for 1998, 1997 and 1996 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 1998 and 1997 and 1996, respectively: no dividend yield, expected stock price volatility of 74%, 60% and 77% for 1998, 1997 and 1996, respectively, based on daily market prices for the preceding five year period, average risk free interest rate equivalent to the 10-year Treasury rate on the date of the grant of 4.68%, 5.74% and 5.70% for 1998, 1997 and 1996, respectively, and an option contract life of 10 years. The Company applied Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under the Stock Option Plan consistent with the method of SFAS No. 123, the Company's net earnings and EPS for the years ended December 31, 1998, 1997 and 1996 would have been changed to the pro forma amounts indicated below:

                                                                           YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                     1998          1997          1996
                                                                ------------  ------------  ------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      Net (loss) earnings to common stockholders:
          As reported........................................   $   (56,328)  $    12,653   $   (15,642)
          Pro forma..........................................       (57,061)        9,182       (16,521)
      Basic net (loss) earnings per common share:
          As reported........................................         (2.90)         0.67         (0.86)
          Pro forma..........................................         (2.94)         0.49         (0.91)
      Diluted net (loss) earnings per common share:
          As reported........................................         (2.90)         0.66         (0.86)
          Pro forma..........................................         (2.94)         0.48         (0.91)
      Weighted-average fair value per share of options granted         2.98          9.57          6.87


                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Not included above are 200,000 stock options issued to a third party in exchange for consulting services. Included in consulting expense is $0.2 million for the year ended December 31, 1998 related to the issuance of these options which had an average option price of $12.66. Associated with the settlement of obligations related to the termination of an executive officer, the Company issued 35,556 shares of stock to the executive officer and recorded $0.3 million of compensation expense.


NOTE 17--FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following is the Company's disclosure of the estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                     DECEMBER 31, 1998            DECEMBER 31, 1997
                                                --------------------------   --------------------------
                                                  CARRYING        FAIR        CARRYING        FAIR
                                                   AMOUNT         VALUE        AMOUNT         VALUE
                                                ------------  ------------  ------------  ------------
                                                                 (DOLLARS IN THOUSANDS)
       FINANCIAL ASSETS:
       Investment securities AFS............... $    28,797   $    28,797   $   100,837   $   100,837
       Investment securities held to maturity..       1,084         1,099         3,189         3,208
       MBS AFS.................................     465,010       465,010       852,604       852,604
       MBS held for trading....................          --            --        41,050        41,050
       Loans receivable........................   2,665,576     2,707,333     2,823,577     2,818,236
       Mortgage servicing rights...............       1,630         5,368         2,056         5,346
       Other assets............................          --            --           922           922

       FINANCIAL LIABILITIES:
       Deposits................................   2,922,531     2,939,723     2,891,801     2,899,964
       FHLB advances...........................     585,000       596,293     1,009,960     1,012,640
       Senior Notes............................      51,478        67,227        51,478        61,522

       OFF-BALANCE-SHEET ASSETS (LIABILITIES):
       Commitment to sell MBS..................          --            --            --             1
       Commitment to purchase MBS..............          --            --            --            58
       Interest rate swap......................          --            --            --           (46)


     The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

   INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

     Estimated fair values for investment and MBS are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   LOANS RECEIVABLE

     The estimated fair values of mortgage loans are based on an option adjusted cash flow valuation ("OACFV"). The OACFV includes forward interest rate simulations and takes into account the credit quality of performing and nonperforming loans. Such valuations may not be indicative of the value derived upon a sale of all or part of the portfolio.

     The fair value of the Company's credit card loans included in the above table is equal to the outstanding balances of the credit card balances less any applicable allowances for loan losses and deferred fees. The credit card portfolio is relatively unseasoned and was generally marketed to customers with lower credit quality. In addition, there exists a high level of uncertainty related to the future performance of the credit card portfolio because of the high levels of delinquencies and charge-offs. As a result, the Company is not currently able to compute a fair value of the credit card portfolio, including any unused credit lines. The fair value of the credit card portfolio may be significantly less than the carrying amount.

     The fair value of loans other than mortgage loans or credit card loans is equal to the carrying amount of the related loans.

   MORTGAGE SERVICING RIGHTS

     The estimated fair values of mortgage servicing rights are based on an OACFV analysis.

   OTHER ASSETS

     Fair value of trading derivative instruments are based on quoted market prices.

   DEPOSITS

     The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand. The fair value of fixed rate CDs is estimated by using an OACFV analysis.

   BORROWINGS

     The estimated fair value is based on an OACFV model.

   OFF-BALANCE SHEET INSTRUMENTS, WHICH INCLUDE INTEREST RATE SWAPS, FLOORS AND OPTIONS

     The estimated fair value for the Company's off-balance sheet instruments are based on quoted market prices, when available, or an OACFV analysis.

   OTHER FINANCIAL INSTRUMENTS

     Financial instruments of the Bank as included in the consolidated statements of financial condition for which fair value approximates the carrying amount at December 31, 1998 and 1997 include "cash and cash equivalents", "interest receivable", "investment in FHLB stock" and interest payable.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                              FOURTH        THIRD        SECOND       FIRST
                                                   YEAR       QUARTER      QUARTER      QUARTER      QUARTER
                                               -----------  -----------  -----------  -----------  -----------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998:
   Interest income...........................  $  300,347   $   72,161   $   78,276   $   75,235   $   74,675
   Interest expense..........................     209,204       45,591       54,834       55,113       53,666
                                               -----------  -----------  -----------  -----------  -----------
     Net interest income.....................      91,143       26,570       23,442       20,122       21,009
   Provision for estimated loan losses.......      73,032       15,000       51,782        4,250        2,000
                                               -----------  -----------  -----------  -----------  -----------
     Net interest income after provision for
        estimated loan losses................      18,111       11,570      (28,340)      15,872       19,009
   Noninterest income........................      34,418       18,551        4,388        6,148        5,331
   Operating expense.........................     104,959       29,016       31,962       23,819       20,162
                                               -----------  -----------  -----------  -----------  -----------
   (Loss) earnings before income taxes and
     minority interest in subsidiary.........     (52,430)       1,105      (55,914)      (1,799)       4,178
   Income tax expense (benefit)..............       3,870           --        3,870         (630)         630
   Minority interest in subsidiary...........          28            7            7            7            7
                                               -----------  -----------  -----------  -----------  -----------

   (Loss) earnings available for common
     stockholders............................ $   (56,328)  $    1,098   $  (59,791)   $  (1,176)  $    3,541
                                               ===========  ===========  ===========   ==========  ===========
   (Loss) earnings per share:
     Basic...................................  $    (2.90)  $     0.06   $    (3.08)  $    (0.06)  $     0.18
     Diluted.................................  $    (2.90)  $     0.06   $    (3.08)  $    (0.06)  $     0.18
   Weighted average common shares outstanding:
     Basic...................................  19,395,337   19,430,896   19,393,357   19,385,946   19,369,326
     Diluted.................................  19,395,337   19,500,227   19,393,357   19,385,946   19,817,279
   Market prices of common stock:
     High ...................................  $    16.13   $     4.94   $    12.63   $    16.13   $    15.63
     Low ....................................  $     2.28   $     2.28   $     4.13   $    12.13   $    11.63

1997:
   Interest income...........................  $  255,007   $   72,314   $   65,531   $   58,455   $   58,707
   Interest expense..........................     174,009       52,432       45,098       38,129       38,350
                                               -----------  -----------  -----------  -----------  -----------
     Net interest income.....................      80,998       19,882       20,433       20,326       20,357
   Provision for estimated loan losses.......      13,004          251        4,251        4,251        4,251
                                               -----------  -----------  -----------  -----------  -----------
     Net interest income after provision for
        estimated loan losses................      67,994       19,631       16,182       16,075       16,106
   Noninterest income (expense)..............       3,890       (2,206)       2,349        2,049        1,698
   Operating expense.........................      63,096       17,238       16,481       15,041       14,336
                                               -----------  -----------  -----------  -----------  -----------
   Earnings before income tax and minority
     interest in subsidiary..................       8,788          187        2,050        3,083        3,468
   Income tax benefit........................      (8,100)      (1,600)      (1,700)      (2,500)      (2,300)
   Minority interest in subsidiary...........       4,235            7          342        2,333        1,553
                                               -----------  -----------  -----------  -----------  -----------

   Earnings available for common stockholders  $   12,653   $    1,780   $    3,408   $    3,250   $    4,215
                                               ==========   ===========  ===========   ==========  ===========
   Earnings per share:
     Basic...................................  $     0.67   $     0.08   $     0.18   $     0.18   $     0.23
     Diluted.................................  $     0.66   $     0.08   $     0.17   $     0.18   $     0.23
   Weighted average common shares outstanding:
     Basic...................................  18,794,887   19,356,825   19,310,813   18,248,754   18,245,265
     Diluted.................................  19,143,233   19,732,348   19,648,242   18,496,194   18,656,085
   Market prices of common stock:
     High ...................................  $    13.75   $    13.69   $    13.25   $    11.50   $    13.75
     Low ....................................  $     9.63   $    11.06   $    10.75   $     9.63   $    10.38

                                      F-39

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19--PARENT COMPANY CONDENSED FINANCIAL INFORMATION

     This information should be read in conjunction with the other notes to the consolidated financial statements.

                              BANK PLUS CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION

                                                                                    DECEMBER 31,
                                                                            ----------------------------
                                                                                 1998            1997
                                                                            -------------  -------------
                                                                               (DOLLARS IN THOUSANDS)
      ASSETS:
         Cash and cash equivalents......................................... $        719   $        974
         Loans receivable..................................................          445            565
         Investment in Preferred Stock of subsidiary.......................       51,478         51,478
         Investment in subsidiaries........................................      129,661        184,079
         Other assets......................................................          251          1,126
                                                                            -------------  -------------

           Total Assets                                                     $    182,554   $    238,222
                                                                            =============  =============
      LIABILITIES AND STOCKHOLDERS' EQUITY:
         Liabilities:
           Senior Notes.................................................... $     51,478   $     51,478
           Other liabilities...............................................          893            932
                                                                            -------------  -------------
              Total Liabilities                                                   52,371         52,410
         Stockholders' equity..............................................      130,183        185,812
                                                                            -------------  -------------

           Total Liabilities and Stockholders' Equity...................... $    182,554   $    238,222
                                                                            =============  =============

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              BANK PLUS CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                YEAR ENDED DECEMBER 31,     EIGHT MONTHS ENDED
                                                            -------------------------------     DECEMBER 31,
                                                                1998              1997             1996
                                                            -------------    -------------    -------------
                                                                         (DOLLARS IN THOUSANDS)
      INCOME:
         Interest income..................................  $         32     $         49     $         29
         Interest expense.................................         6,199            2,782               --
                                                            -------------    -------------    -------------
      Net interest (expense) income.......................        (6,167)          (2,733)              29
                                                            -------------    -------------    -------------
      OPERATING EXPENSE:
         Personnel and benefits...........................             3               --               --
         Occupancy                                                   150              257               --
         Professional services............................           187              219              208
         Intercompany expense allocation..................           359              271              143
         Write-off of investment..........................           558               --               --
         Other............................................            49               93               42
                                                            -------------    -------------    -------------
           Total operating expense........................         1,306              840              393
                                                            -------------    -------------    -------------
      Loss before income taxes............................        (7,473)          (3,573)            (364)
      Income tax expense (benefit)........................           180             (384)            (149)
                                                            -------------    -------------    -------------
      Loss before equity in undistributed (loss)
         earnings and minority interest of subsidiaries...        (7,653)          (3,189)            (215)
      Equity in undistributed net (loss) earnings
         of subsidiaries..................................       (48,647)          20,077           (9,217)
      Minority interest in subsidiary.....................           (28)          (4,235)          (4,657)
                                                            -------------    -------------    -------------

      Net (loss) earnings.................................  $    (56,328)    $     12,653     $    (14,089)
                                                            =============    =============    =============

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              BANK PLUS CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                YEAR ENDED DECEMBER 31,     EIGHT MONTHS ENDED
                                                            -------------------------------     DECEMBER 31,
                                                                1998              1997             1996
                                                            -------------    --------------   -------------
                                                                         (DOLLARS IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) earnings..................................   $    (56,328)    $     12,653     $    (14,089)
    Equity in undistributed net loss
      (earnings) of subsidiaries.........................         48,647          (20,077)           9,217
    Minority interest in subsidiary......................             28            4,235            4,657
    Amortization of exchange offer.......................             22               22               --
    Other assets decrease (increase).....................            234             (417)            (707)
    Senior Notes interest payable, increase..............             --              790               --
    Other liabilities (decrease) increase................            (39)              12              100
                                                            -------------    -------------    -------------
      Net cash used in operating activities..............         (7,436)          (2,782)            (822)
                                                            -------------    -------------    -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in BPCS...................................         (4,500)              --               --
    Loans receivable decrease ( increase)................            120              144             (709)
                                                            -------------    -------------    -------------
      Net cash (used in) provided by investmentactivities         (4,380)             144             (709)
                                                            -------------    -------------    -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends from subsidiaries..........................         11,322            2,290            2,300
    Proceeds from exercise of stock options..............            239              530               23
                                                            -------------    -------------    -------------
      Net cash provided by financing activities..........         11,561            2,820            2,323
                                                            -------------    -------------    -------------
 Net increase in cash and cash equivalents...............           (255)             182              792
 Cash and cash equivalents at beginning of period........            974              792               --
                                                            -------------    -------------    -------------

 Cash and cash equivalents at the end of period..........   $        719     $        974     $        792
                                                            =============    =============    =============

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
    Exchange of Preferred Stock for Senior Notes.........   $         --     $     51,478     $         --

