Form 10-Q
period 1999-03-31
BANK PLUS CORP
filed 1999-05-17
CIK 1012616

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

     |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

     | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to _______________

                         COMMISSION FILE NUMBER 0-28292
                          ____________________________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818)549-3116
                          ____________________________

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

     As of April 30, 1999, Registrant had outstanding 19,408,449 shares of Common Stock, par value $.01 per share.

================================================================================

                              BANK PLUS CORPORATION


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition as of
                 March 31, 1999 and December 31, 1998......................    1

              Consolidated Statements of Operations for the quarters
                 ended March 31, 1999 and 1998.............................    2

              Consolidated Statements of Comprehensive Income for the
                 quarters ended March 31, 1999 and 1998....................    3

              Consolidated Statements of Cash Flows for the quarters
                 ended March 31, 1999 and 1998.............................    4

              Notes to Consolidated Financial Statements...................    5

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................    7

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings............................................   28

Item 4.       Submission of Matters to a Vote of Security Holders..........   30

Item 6.       Exhibits and Reports on Form 8-K.............................   31

                 a. Exhibits...............................................   31

                 b. Reports on Form 8-K....................................   32

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     1999              1998
                                                                                --------------    --------------
ASSETS:
   Cash and cash equivalents..................................................  $     459,102     $     380,507
   Investment securities available for sale ("AFS"), at fair value............             --            28,797
   Investment securities held to maturity, at amortized cost (market value of
     $1,111 and $1,099 at March 31, 1999 and December 31, 1998,
     respectively)............................................................          1,101             1,084
   Mortgage-backed securities ("MBS") available for sale, at fair value.......        338,704           465,010
   Loans receivable, net of allowances for estimated loan losses of $77,898
     and $106,171 at March 31, 1999 and December 31, 1998, respectively.......      2,584,283         2,665,576
   Investment in Federal Home Loan Bank ("FHLB") stock........................         66,252            65,358
   Premises and equipment.....................................................         38,017            39,042
   Other assets...............................................................         61,194            66,685
                                                                                --------------    --------------

     Total Assets.............................................................  $   3,548,653     $   3,712,059
                                                                                ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Deposits.................................................................  $   2,759,998     $   2,922,531
     FHLB advances............................................................        585,000           585,000
     Senior notes.............................................................         51,478            51,478
     Other liabilities........................................................         21,830            25,390
                                                                                --------------    --------------
        Total Liabilities.....................................................      3,418,306         3,584,399
                                                                                --------------    --------------

   Minority interest..........................................................            272               272

   Stockholders' equity:
     Common stock:
        Common stock, par value $.01 per share; 78,500,000 shares
          authorized; 19,458,013 and 19,434,043 shares outstanding
          at March 31, 1999 and December 31, 1998, respectively...............            195               194
     Paid-in capital..........................................................        275,264           275,131
     Accumulated other comprehensive loss.....................................         (2,239)           (2,795)
     Accumulated deficit......................................................       (143,145)         (145,142)
                                                                                --------------    --------------
        Total Stockholders' Equity............................................        130,075           127,388
                                                                                --------------    --------------

Total Liabilities and Stockholders' Equity....................................  $   3,548,653     $   3,712,059
                                                                                ==============    ==============


                 See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                     QUARTER ENDED MARCH 31,
                                                                                --------------------------------
                                                                                     1999              1998
                                                                                --------------    --------------
INTEREST INCOME:
   Loans......................................................................  $      57,960     $      54,005
   MBS........................................................................          5,772            13,677
   Investment securities and other............................................          4,671             6,993
                                                                                --------------    --------------
     Total interest income....................................................         68,403            74,675
                                                                                --------------    --------------
INTEREST EXPENSE:
   Deposits...................................................................         31,123            35,471
   FHLB advances..............................................................          8,245            16,626
   Other borrowings...........................................................          1,576             1,569
                                                                                --------------    --------------
     Total interest expense...................................................         40,944            53,666
                                                                                --------------    --------------
Net interest income...........................................................         27,459            21,009
Provision for estimated loan losses...........................................         13,000             2,000
                                                                                --------------    --------------
Net interest income after provision for estimated loan losses.................         14,459            19,009
                                                                                --------------    --------------
NONINTEREST INCOME (EXPENSE):
   Loan fee income............................................................            729               519
   Credit card fees...........................................................         10,337             2,121
   Fee income from the sale of uninsured investment products..................          1,555             1,453
   Fee income from deposits and other fee income..............................            870               794
   Gains on securities and trading activities.................................             --               166
   Fee income from automated teller machine ("ATM") cash services.............          1,314             1,094
   Other income...............................................................              2                18
   Real estate operations, net................................................           (430)             (834)
                                                                                --------------    --------------
     Total noninterest income.................................................         14,377             5,331
                                                                                --------------    --------------
OPERATING EXPENSE:
   Personnel and benefits.....................................................         10,907             9,256
   Occupancy..................................................................          3,661             3,387
   Federal Deposit Insurance Corporation ("FDIC") insurance...................          2,255               642
   Professional services......................................................          3,537             3,605
   Credit card data processing................................................          3,955             1,160
   Office-related expenses....................................................          1,352             1,270
   Other......................................................................          1,165               842
                                                                                --------------    --------------
     Total operating expense..................................................         26,832            20,162
                                                                                --------------    --------------
Earnings before income taxes and minority interest in subsidiary..............          2,004             4,178
Income tax expense............................................................             --               630
                                                                                --------------    --------------
Earnings before minority interest in subsidiary...............................          2,004             3,548
Minority interest in subsidiary...............................................              7                 7
                                                                                --------------    --------------

Earnings available for common stockholders....................................  $       1,997     $       3,541
                                                                                ==============    ==============

EARNINGS PER SHARE ("EPS"):
   Basic......................................................................  $        0.10     $        0.18
                                                                                ==============    ==============
   Diluted....................................................................  $        0.10     $        0.18
                                                                                ==============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic......................................................................     19,455,887        19,369,326
                                                                                ==============    ==============
   Diluted....................................................................     19,698,549        19,817,279
                                                                                ==============    ==============


                 See notes to consolidated financial statements

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                     QUARTER ENDED MARCH 31,
                                                                                --------------------------------
                                                                                     1999              1998
                                                                                --------------    --------------

Earnings available for common stockholders....................................  $       1,997     $       3,541
                                                                                --------------    --------------
Other comprehensive earnings (loss):
   Investment securities and MBS AFS:
     Unrealized holding gains arising during the period, net..................            556             2,007
     Reclassification adjustment for gains included in earnings, net..........             --              (226)
                                                                                --------------    --------------
       Total..................................................................            556             1,781
                                                                                --------------    --------------
   Derivative financial instruments:
     Unrealized holding losses arising during the period, net.................             --            (1,406)
     Reclassification adjustment for losses included in earnings, net.........             --                91
                                                                                --------------    --------------
       Total..................................................................             --            (1,315)
                                                                                --------------    --------------
   Other comprehensive earnings...............................................            556               466
                                                                                --------------    --------------

Comprehensive earnings........................................................  $       2,553     $       4,007
                                                                                ==============    ==============












                 See notes to consolidated financial statements

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                     QUARTER ENDED MARCH 31,
                                                                                --------------------------------
                                                                                     1999              1998
                                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings...............................................................  $       1,997     $       3,541
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provisions for estimated loan and real estate losses..................         13,014             2,063
        Gains on sale of loans and securities.................................             (2)             (296)
        FHLB stock dividends..................................................           (807)             (875)
        Depreciation and amortization.........................................          2,042             1,585
        Amortization of discounts and net deferred loan and credit
          card fees and accretion of premiums.................................         (6,384)            1,910
        Deferred income tax (benefit) expense.................................            (56)              520
   Purchases of MBS held for trading..........................................             --           (19,842)
   Principal repayments of MBS held for trading...............................             --             1,927
   Proceeds from sales of MBS held for trading................................             --            28,617
   Interest receivable decrease...............................................          1,630               734
   Other assets decrease......................................................          3,384             3,108
   Interest payable decrease..................................................         (1,659)           (4,097)
   Other liabilities decrease.................................................         (1,533)             (125)
                                                                                --------------    --------------
     Net cash provided by operating activities................................         11,626            18,770
                                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of investment securities AFS....................................         28,831            10,000
   Proceeds from sales of investment securities AFS ..........................             --            57,805
   Principal repayments of MBS AFS............................................        125,325            51,911
   Proceeds from sales of MBS AFS.............................................             --            20,888
   Purchases of derivative securities.........................................             --            (3,704)
   Loans receivable, net decrease (increase)..................................         70,916           (32,878)
   Proceeds from sales of real estate.........................................          4,967            10,177
   Purchases of premises and equipment........................................           (537)           (2,043)
                                                                                --------------    --------------
     Net cash provided by investing activities................................        229,502           112,156
                                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Demand deposits and passbook savings, net (decrease) increase..............           (271)           67,165
   Certificate accounts, net (decrease) increase..............................       (162,262)           36,988
   Proceeds from FHLB advances................................................             --           180,000
   Repayments of FHLB advances................................................             --          (230,000)
   Proceeds from exercise of stock options....................................             --               180
                                                                                --------------    --------------
     Net cash (used in) provided by financing activities......................       (162,533)           54,333
                                                                                --------------    --------------
Net increase in cash and cash equivalents.....................................         78,595           185,259
Cash and cash equivalents at beginning of period..............................        380,507           165,945
                                                                                --------------    --------------

Cash and cash equivalents at end of period....................................  $     459,102     $     351,204
                                                                                ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid on deposits, advances and other borrowings..................   $     (42,236)    $     (57,395)
   Income tax payments.......................................................            (155)              (10)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Real estate acquired through foreclosure..................................           5,015             8,428
   Issuance of stock ........................................................             134                --


                 See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Bank Plus Corporation ("Bank Plus") and its subsidiaries. Bank Plus is the holding company for Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries (the "Bank" or "Fidelity"), Gateway Investment Services, Inc. ("Gateway") and Bank Plus Credit Services Corporation ("BPCS") (collectively, the "Company"). The Company offers a broad range of consumer financial services, including demand and term deposits and loans to consumers. In addition, through Gateway, a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, the Bank provides customers with uninsured investment products, including mutual funds and annuities. Fidelity operates through 38 full-service branches, 37 of which are located in southern California, principally in Los Angeles and Orange counties, and one of which is located in Bloomington, Minnesota.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 1999 and December 31, 1998, and the results of operations, statements of comprehensive income and statements of cash flows for the three months ended March 31, 1999 and 1998. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1999 presentation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. The financial information provided herein, including the information under the heading Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto, as of December 31, 1998, together with the MD&A as of such date. Based on management's process for evaluating financial information, assessing performance and allocating resources, no separate operating segments were identified as of March 31, 1999 and December 31, 1998.

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

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1999



2. EARNINGS PER SHARE

     The reconciliation of the numerators and denominators used in basic and diluted EPS follows for the periods indicated:

                                                                                     QUARTER ENDED MARCH 31,
                                                                                --------------------------------
                                                                                     1999              1998
                                                                                --------------    --------------
                                                                                  (DOLLARS IN THOUSANDS,
                                                                                 EXCEPT PER SHARE AMOUNTS)
      Earnings available for common stockholders..............................  $       1,997     $       3,541
                                                                                ==============    ==============
      Weighted average common shares outstanding:
          Basic...............................................................     19,455,887        19,369,326
          Effect of dilutive securities-- stock options.......................        225,564           446,876
          Effect of dilutive securities-- deferred stock awards...............         17,098             1,077
                                                                                --------------    --------------

          Diluted.............................................................     19,698,549        19,817,279
                                                                                ==============    ==============
      EPS:
          Basic...............................................................  $        0.10     $        0.18
          Effect of dilutive securities-- stock options.......................             --                --
          Effect of dilutive securities-- deferred stock awards...............             --                --
                                                                                --------------    --------------

          Diluted.............................................................  $        0.10     $        0.18
                                                                                ==============    ==============

3. RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements included in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes", "anticipates", "intends", "expects", "plans" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Bank Plus and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. A number of other factors may have a material adverse effect on the Company's financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; movements in market interest rates; restrictions imposed on the Bank's operations by regulators such as a prohibition on the payment of dividends to Bank Plus; an increase in the number of customers seeking protection under the bankruptcy laws which increases the amount of charge-offs; the effects of fraud by third parties or customers; the effectiveness of the Company's credit card collection efforts; changes in the ownership of the Company or in tax regulations which would limit the Company's ability to utilize its net operating loss carryforwards; and the outcome of pending and future litigation. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Bank Plus disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


RECENT DEVELOPMENTS

     During the first quarter of 1999 the Company continued to follow its revised strategic plan of curtailing its credit card activities, reducing core operating expenses, increasing its interest margin and becoming well capitalized in 1999. The Company's credit card portfolio decreased by over $39 million and credit card delinquencies decreased from 21.4% at December 31, 1998 to 16.8% at March 31, 1999. The net yield on interest earning assets increased to 3.08% and core operating expenses decreased 14.7% from the fourth quarter of 1998.
Other recent developments include:

   SALE OF AUTO LOAN PORTFOLIO

     In March 1999 Fidelity sold $10.5 million, or 64%, of its auto loan portfolio. The buyer, who will service the balance of the portfolio still owned by the Bank, has a 90 day option to purchase an additional $2.3 million of the portfolio. No gain or loss was recognized on this transaction.

   SALE OF DEPOSITS

     The Bank has solicited bids from a broad group of potential purchasers to sell $140 million of deposits and three branch offices (the "Deposit Sale"). Bids have been received and the high bidders have been notified of the Bank's intention to proceed with these sales, subject to the negotiation and execution of definitive agreements and regulatory approval of these potential transactions. Successful bidders will purchase the deposits for an aggregate purchase price which includes a deposit premium, the net book value of furniture, fixtures and equipment and the appraised value of the two owned branch offices. The buyer of the leased branch will assume that leasehold. The Bank anticipates closing the Deposit Sale by June 30, 1999, although no assurances can be given that the sale will be completed, or if completed, will be completed by June 30, 1999.

      The Company is engaged in negotiations with a third party to sell the Mall of America ("MOA") branch deposits, fixed assets and certain intellectual property assets. At March 31, 1999, MOA branch deposits were $11.8 million.

     Although no assurances can be given, based on current projections, including the completion of the Deposit Sale by June 30, 1999, the Bank anticipates that its regulatory capital ratios will exceed the minimum level required to be considered "well capitalized" at June 30, 1999.

   STATUS OF EXPLORATION OF STRATEGIC ALTERNATIVES

     At the end of 1998, the Company, with the help of its financial advisors, initiated a process to explore a potential sale with parties interested in an acquisition of the Company in whole or in part. Information on the Company was distributed to interested parties and expressions of interest, including preliminary non-binding offers, were received from several parties. Certain of those parties have performed due diligence on the Company. The Company continues to evaluate the preliminary offers received and to negotiate the terms of the preliminary offers to improve their overall value. To date, no definitive offers have been received. There can be no assurance that any definitive offers will be received or, if received, will be determined to be adequate by the Board of Directors of the Company.


RESULTS OF OPERATIONS

SUMMARY

     The Company reported net earnings of $2.0 million for the three months ended March 31, 1999, as compared to net earnings of $3.5 million for the three months ended March 31, 1998. The 1999 first quarter results of operations, in comparison to 1998 first quarter results, were significantly affected by increased revenues and expenses related to the Company's credit card loan portfolio, including (i) an increase in net interest income as a result of the credit card loan portfolio's higher yield, (ii) an $8.2 million increase in credit card fees and (iii) a $5.6 million increase in operating expenses related to servicing the credit card portfolio. In addition, the $11.0 million increase in provision for estimated loan losses was primarily related to the credit card loan portfolio. Other factors impacting the 1999 first quarter results of operations included higher FDIC insurance premiums, lower costs of deposits and borrowings and a reduction in operating expenses of the core Bank.

NET INTEREST INCOME

     The following tables present the primary determinants of net interest income for the periods indicated. For the purpose of this analysis, nonaccruing mortgage loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

                                                                          QUARTER ENDED MARCH 31,
                                        -------------------------------------------------------------------------------------------
                                                            1999                                            1998
                                        --------------------------------------------   --------------------------------------------
                                           AVERAGE                          AVERAGE       AVERAGE                          AVERAGE
                                            DAILY                            YIELD/        DAILY                            YIELD/
                                           BALANCE           INTEREST         RATE        BALANCE           INTEREST         RATE
                                        --------------    --------------    -------    --------------    --------------    --------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Mortgage and other loans ..........  $   2,395,845     $      44,606       7.45%    $   2,809,270     $      52,063        7.41%
   Credit card loans..................        337,627            13,354      15.82            72,587             1,942       10.86
   MBS................................        410,853             5,772       5.62           848,219            13,677        6.45
   Investment securities .............        298,329             3,864       5.25           407,399             6,118        6.09
   Investment in FHLB stock ..........         65,983               807       4.96            60,823               875        5.83
                                        --------------    --------------               --------------    --------------
Total interest-earning assets ........      3,508,637            68,403       7.81         4,198,298            74,675        7.12
                                                          --------------                                 --------------
Noninterest-earning assets ...........        111,434                                        170,221
                                        --------------                                 --------------

Total assets .........................  $   3,620,071                                  $   4,368,519
                                        ==============                                 ==============

Interest-bearing liabilities:
   Deposits:
    Checking..........................  $     373,729             1,132       1.23     $     340,509               987        1.18
    Savings...........................        118,364               831       2.85           123,875               916        3.00
    Certificates of deposits ("CDs")..      2,328,218            29,160       5.02         2,472,879            33,568        5.45
                                        --------------    --------------               --------------    --------------
Total deposits .......................      2,820,311            31,123       4.48         2,937,263            35,471        4.90
Borrowings ...........................        636,478             9,821       6.26         1,207,413            18,195        6.11
                                        --------------    --------------               --------------    --------------

Total interest-bearing liabilities....      3,456,789            40,944       4.80         4,144,676            53,666        5.25
                                                          --------------                                 --------------
Noninterest-bearing liabilities.......         33,882                                         41,281
Preferred stock issued by
   consolidated subsidiary............            272                                            272
Stockholders' equity..................        129,128                                        182,290
                                        --------------                                 --------------

Total liabilities and equity..........  $   3,620,071                                  $   4,368,519
                                        ==============                                 ==============
Net interest income; interest rate
   spread.............................                    $      27,459       3.01%                      $      21,009        1.87%
                                                          ==============    =======                      ==============    ========

Net yield on interest-earning assets
   ("net interest margin") ...........                                        3.08%                                           1.94%
                                                                            =======                                        ========
Average nonaccruing mortgage loan
   balance included in average loan
   balance ...........................  $      16,096                                  $      21,172
                                        ==============                                 ==============
Net delinquent interest removed
   from interest income ..............                    $         203                                  $         719
                                                          ==============                                 ==============
Reduction in net yield on
   interest-earning assets due to
   delinquent interest................                                        0.02%                                           0.07%
                                                                            =======                                        ========


     Net interest income is primarily affected by (a) the average volume and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities, (b) the level and volatility of market interest rates, (c) the level of nonperforming loans ("NPLs") and (d) the interest rate spread between the yields earned and the rates paid.

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

                                                                           QUARTER ENDED MARCH 31, 1999
                                                                            COMPARED TO MARCH 31, 1998
                                                                              FAVORABLE (UNFAVORABLE)
                                                              --------------------------------------------------
                                                                  VOLUME             RATE               NET
                                                              --------------    --------------    --------------
                                                                            (DOLLARS IN THOUSANDS)
Interest income:
   Mortgage and other loans.................................  $      (7,735)    $         278     $      (7,457)
   Credit card loans........................................         10,090             1,322            11,412
   MBS......................................................         (6,326)           (1,579)           (7,905)
   Investment securities....................................         (1,487)             (767)           (2,254)
   Investment in FHLB stock.................................             71              (139)              (68)
                                                              --------------    --------------    --------------
     Total interest income .................................         (5,387)             (885)           (6,272)
                                                              --------------    --------------    --------------

Interest expense:
   Deposits:
     Checking...............................................           (101)              (44)             (145)
     Savings................................................             40                45                85
     CDs....................................................          1,876             2,532             4,408
                                                              --------------    --------------    --------------
        Total deposits .....................................          1,815             2,533             4,348
   Borrowings ..............................................          8,822              (448)            8,374
                                                              --------------    --------------    --------------
     Total interest expense ................................         10,637             2,085            12,722
                                                              --------------    --------------    --------------

Increase in net interest income ............................  $       5,250     $       1,200     $       6,450
                                                              ==============    ==============    ==============


     The $6.5 million increase in net interest income between the first quarter 1999 and the first quarter 1998 reflects the increase in the net interest margin to 3.08% from 1.94%, offset by a decrease in the average balance of interest-earning assets. The increase in the net interest margin is due to an increase in the average balance of higher yielding credit card loans, a decrease in the average rate on CDs and a decrease in the average balance of higher costing FHLB advances. The decrease in average interest-earning assets is in line with the Company's plans to reduce the size of the balance sheet to return the Bank's regulatory capital ratios to a "well capitalized" status.


PROVISION FOR ESTIMATED LOAN LOSSES

     The provision for estimated loan losses represents the change in the Company's allowance for loan and lease losses ("ALLL") and the current period's utilization of ALLL for charge-offs and allocations to specific reserves. During the first quarter of 1999, the provision for estimated loan losses was primarily related to the Company's credit card portfolio and was $13.0 million as compared to $2.0 million in the first quarter of 1998 and $15.0 million during the fourth quarter of 1998. During the first quarter of 1999, over $39 million of credit card charge-offs were recorded while the utilization of ALLL for the mortgage loan portfolio was less than $1 million. The ALLL decreased from $98.2 million at December 31, 1998 to $70.6 million at March 31, 1999 primarily due to lower projected charge-offs in the credit card portfolio related to lower delinquencies and a decrease in outstanding balances.
                                       10

NONINTEREST INCOME (EXPENSE)

     The following table presents noninterest income (expense) for the periods indicated:

                                                                                     QUARTER ENDED MARCH 31,
                                                                                --------------------------------
                                                                                     1999              1998
                                                                                --------------    --------------
                                                                                     (DOLLARS IN THOUSANDS)
       Loan fee income........................................................  $         729     $         519
       Credit card fees.......................................................         10,337             2,121
       Fee income from the sale of uninsured investment products..............          1,555             1,453
       Fee income from deposits and other fee income..........................            870               794
       Gains on securities and trading activities, net........................             --               166
       Fee income on ATM cash services........................................          1,314             1,094
       Other income...........................................................              2                18
       Real estate operations, net............................................           (430)             (834)
                                                                                --------------    --------------

         Total noninterest income.............................................  $      14,377     $       5,331
                                                                                ==============    ==============

     Noninterest income increased by $9.0 million for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily due to an $8.2 million increase in credit card fees. The increase in credit card fees is due to the growth of the credit card portfolio from $112.7 million at March 31, 1998 to $310.6 million at March 31, 1999. Included in the credit card fees are origination and annual fees net of origination costs, which are deferred and amortized into income over a 12-month period, interchange fees, late payment fees and other ancillary fees. $4.6 million of credit card fees in the first quarter of 1999 represent the amortization of deferred origination fees and costs from one of the Company's credit card programs for which the Company ceased originations in the third quarter of 1998. The remaining $5.7 million of unamortized deferred origination fees and costs are expected to be recognized or charged off during the second and third quarters of 1999, and no additional credit card origination fees or costs are expected to be created.

     The contract with Americash LLC to provide ATM cash services was terminated in March 1999. The Company currently has no other contracts to provide these services to other companies.


OPERATING EXPENSES

     The following table presents operating expenses for the periods indicated:

                                                                                     QUARTER ENDED MARCH 31,
                                                                                --------------------------------
                                                                                     1999              1998
                                                                                --------------    --------------
                                                                                     (DOLLARS IN THOUSANDS)
       Personnel and benefits.................................................  $      10,907     $       9,256
       Occupancy..............................................................          3,661             3,387
       FDIC insurance.........................................................          2,255               642
       Professional services..................................................          3,537             3,605
       Credit card servicing..................................................          3,955             1,160
       Office-related expenses................................................          1,352             1,270
       Other..................................................................          1,165               842
                                                                                --------------    --------------

         Total operating expense..............................................  $      26,832     $      20,162
                                                                                ==============    ==============

     Operating expenses increased by $6.7 million to $26.8 million for the three months ended March 31, 1999 compared to $20.2 million for the three months ended March 31, 1998. The increase in expenses was due primarily to costs associated with servicing the Bank's credit card programs and increased FDIC insurance costs offset by reductions in core Bank operating expenses.

     Servicing of the Bank's credit card programs, which is performed by third party servicers and BPCS, increased $5.6 million during the three months ended March 31, 1999 as compared to the corresponding period in 1998. This increase was due to the significant increases in the outstanding balances and delinquencies in the Bank's credit card portfolio in 1998.

     FDIC insurance costs increased as a result of the change in the Bank's regulatory status. Increased insurance costs are anticipated for the remainder of 1999.

     For the quarter ended March 31, 1999, the operating expenses of the core Bank excluding credit card servicing, FDIC insurance costs and Year 2000 ("Y2K") compliance project expenses decreased by $2.8 million and $1.3 million compared to the quarters ended December 31, 1998 and March 31, 1998, respectively, as a result of reductions in staffing and controls put in place to reduce discretionary expenses.


INCOME TAXES

     The Company's expected combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. As of March 31, 1999 and December 31, 1998, the Company's significant deferred tax assets, which primarily consisted of net operating loss carryforwards and bad debt timing differences, were reduced by a valuation allowance as required under SFAS No. 109, "Accounting for Income Taxes." As the Company does not anticipate a significant change in the determination of the valuation allowance during 1999, the Company does not expect to record any tax expense or benefit in 1999.


FINANCIAL CONDITION

ASSET QUALITY

     Because over 90% of the Company's mortgage loan portfolio is secured by properties located in southern California the performance of the Company's loans are particularly susceptible to the potential for declines in the southern California economy, such as increasing vacancy rates, declining rents, increasing interest rates, declining debt coverage ratios, and declining market values for multifamily and commercial properties. In addition, the possibility that borrowers may abandon properties or seek bankruptcy protection with respect to properties experiencing negative cash flow, particularly where such properties are not cross-collateralized by other performing assets, can also adversely affect the multifamily loan portfolio.

     During 1998, the Company significantly increased its primarily sub-prime credit card portfolio. The performance of the Bank's credit card portfolio may be adversely affected by a number of factors, including a national or regional economic slowdown or recession, an increase in the number of customers seeking protection under the bankruptcy laws, the effectiveness of the Company's collection efforts, and fraud by third parties or customers. In addition, because the portfolio is primarily sub-prime, the Bank may experience significantly higher delinquencies and charge-offs than those experienced by other credit card issuers whose portfolio's are not sub-prime.

   DELINQUENT LOANS

     The following tables present net delinquent loans at the dates indicated:

                                                                                QUARTERS ENDED
                                            --------------------------------------------------------------------------------------
                                               MARCH 31,       DECEMBER 31,      SEPTEMBER 30,       JUNE 30,          MARCH 31,
                                                 1999              1998              1998              1998              1998
                                            --------------    --------------    --------------    --------------    --------------
                                                                            (DOLLARS IN THOUSANDS)
Mortgage loan delinquencies by number of days:
    30 to 59 days.........................  $       5,026     $       6,556     $       8,706     $       6,401     $      11,664
    60 to 89 days.........................          4,001             4,936             4,776             4,647             3,079
    90 days and over......................         12,962            13,841            15,551            18,338            16,420
                                            --------------    --------------    --------------    --------------    --------------

      Total...............................  $      21,989     $      25,333     $      29,033     $      29,386     $      31,163
                                            ==============    ==============    ==============    ==============    ==============

    As a percentage of outstanding balances:
      30 to 59 days.......................           0.21%             0.27%             0.35%             0.24%             0.42%
      60 to 89 days.......................           0.17              0.21              0.19              0.17              0.11
      90 days and over....................           0.55              0.57              0.61              0.69              0.60
                                            --------------    --------------    --------------    --------------    --------------

         Total............................           0.93%             1.05%             1.15%             1.10%             1.13%
                                            ==============    ==============    ==============    ==============    ==============
Credit card loan delinquencies by number of days:
    30 to 59 days.........................  $      12,801     $      19,609     $      26,892     $       9,187     $       4,097
    60 to 89 days.........................         10,485            15,391            10,606             5,419             2,814
    90 to 119 days........................         11,101            17,969             5,983             3,691             2,190
    120 to 149 days.......................         11,148            17,363             5,031             2,278             1,553
    150 days and over.....................          6,670             4,460             1,420             1,206             1,003
                                            --------------    --------------    --------------    --------------    --------------

      Total...............................  $      52,205     $      74,792     $      49,932     $      21,781     $      11,657
                                            ==============    ==============    ==============    ==============    ==============
    As a percentage of outstanding balances:
      30 to 59 days.......................           4.12%             5.60%             8.64%             4.73%             3.63%
      60 to 89 days.......................           3.38              4.40              3.41              2.79              2.50
      90 to 119 days......................           3.57              5.13              1.92              1.90              1.94
      120 to 149 days.....................           3.59              4.96              1.62              1.17              1.38
      150 days and over...................           2.15              1.27              0.46              0.62              0.89
                                            --------------    --------------    --------------    --------------    --------------

         Total............................          16.81%            21.36%            16.05%            11.21%            10.34%
                                            ==============    ==============    ==============    ==============    ==============
Other loan delinquencies by number of days:
    30 to 59 days.........................  $       1,002     $       2,079     $         965     $         284     $         375
    60 to 89 days.........................            192               533               227               155                --
    90 days and over......................            175               414               294               349               137
                                            --------------    --------------    --------------    --------------    --------------

      Total...............................  $       1,369     $       3,026     $       1,486     $         788     $         512
                                            ==============    ==============    ==============    ==============    ==============
    As a percentage of outstanding balances:
      30 to 59 days.......................           8.79%             8.48%             3.69%             1.45%             2.41%
      60 to 89 days.......................           1.69              2.18              0.87              0.79                --
      90 days and over....................           1.54              1.69              1.12              1.78              0.88
                                            --------------    --------------    --------------    --------------    --------------

         Total............................          12.02%            12.35%             5.68%             4.02%             3.29%
                                            ==============    ==============    ==============    ==============    ==============


     Of the $22.0 million in mortgage loan delinquencies at March 31, 1999, $5.7 million are loans on single family or 2 to 4 unit residences which have Veterans Administration ("VA") or Federal Housing Administration ("FHA") guarantees. As a result of the VA or FHA guarantees no losses are expected from these loans.

     Credit card delinquencies decreased $22.6 million as of March 31, 1999 as compared to December 31, 1998 primarily due to significant charge-offs during the first quarter of 1999 and increased collection efforts.

     The following table presents the credit card loan portfolio by program at the dates indicated:

                                                                                QUARTERS ENDED
                                            --------------------------------------------------------------------------------------
                                               MARCH 31,       DECEMBER 31,      SEPTEMBER 30,       JUNE 30,          MARCH 31,
                                                 1999              1998              1998              1998              1998
                                            --------------    --------------    --------------    --------------    --------------
                                                                            (DOLLARS IN THOUSANDS)
MMG Direct, Inc. outstanding balances:
     Current..............................  $     105,133     $     116,431     $     132,855     $      78,446     $      33,143
     Delinquencies:
       30 to 59 days......................          6,064            11,810            19,486             4,419               934
       60 to 89 days......................          5,765            10,089             6,257             1,589                 4
       90 to 119 days.....................          6,390            13,472             2,944               986                --
       120 to 149 days....................          7,689            14,660             2,304               338                --
       150 days and over..................          6,670             4,460             1,175                 4                --
                                            --------------    --------------    --------------    --------------    --------------
          Total delinquencies.............         32,578            54,491            32,166             7,336               938
                                            --------------    --------------    --------------    --------------    --------------

     Total................................  $     137,711     $     170,922     $     165,021     $      85,782     $      34,081
                                            ==============    ==============    ==============    ==============    ==============
     As a percentage of outstanding balances:
       30 to 59 days......................           4.40%             6.91%            11.81%             5.15%             2.74%
       60 to 89 days......................           4.19              5.90              3.79              1.85              0.01
       90 to 119 days.....................           4.64              7.88              1.78              1.15                --
       120 to 149 days....................           5.58              8.58              1.40              0.40                --
       150 days and over..................           4.84              2.61              0.71                --                --
                                            --------------    --------------    --------------    --------------    --------------

          Total...........................          23.65%            31.88%            19.49%             8.55%             2.75%
                                            ==============    ==============    ==============    ==============    ==============
American Direct Credit, LLC outstanding balances:
     Current..............................  $     122,989     $     129,450     $     107,099     $      82,506     $      64,992
     Delinquencies:
       30 to 59 days......................          5,529             6,603             6,755             4,610             3,153
       60 to 89 days......................          4,012             4,633             3,973             3,687             2,810
       90 to 119 days.....................          4,245             3,959             2,864             2,695             2,190
       120 to 149 days....................          3,431             2,699             2,727             1,940             1,553
       150 days and over..................             --                --               245             1,202             1,003
                                            --------------    --------------    --------------    --------------    --------------
          Total delinquencies.............         17,217            17,894            16,564            14,134            10,709
                                            --------------    --------------    --------------    --------------    --------------

     Total................................  $     140,206     $     147,344     $     123,663     $      96,640     $      75,701
                                            ==============    ==============    ==============    ==============    ==============
     As a percentage of outstanding balances:
       30 to 59 days......................           3.94%             4.48%             5.46%             4.77%             4.17%
       60 to 89 days......................           2.86              3.14              3.21              3.82              3.71
       90 to 119 days.....................           3.03              2.69              2.32              2.79              2.89
       120 to 149 days....................           2.45              1.83              2.21              2.00              2.05
       150 days and over..................             --                --              0.20              1.24              1.33
                                            --------------    --------------    --------------    --------------    --------------

          Total...........................          12.28%            12.14%            13.40%            14.62%            14.15%
                                            ==============    ==============    ==============    ==============    ==============
                                                                     (CONTINUED)

     (CONTINUED)

                                                                                QUARTERS ENDED
                                            --------------------------------------------------------------------------------------
                                               MARCH 31,       DECEMBER 31,      SEPTEMBER 30,       JUNE 30,          MARCH 31,
                                                 1999              1998              1998              1998              1998
                                            --------------    --------------    --------------    --------------    --------------
                                                                            (DOLLARS IN THOUSANDS)
Other credit card loans outstanding balances:
     Current..............................  $      30,273     $      29,405     $      21,365     $      11,590     $       2,923
     Delinquencies:
       30 to 59 days......................          1,208             1,196               651               158                10
       60 to 89 days......................            708               669               376               143                --
       90 to 119 days.....................            466               538               175                10                --
       120 to 149 days....................             28                 4                --                --                --
       150 days and over..................             --                --                --                --                --
                                            --------------    --------------    --------------    --------------    --------------
          Total delinquencies.............          2,410             2,407             1,202               311                10
                                            --------------    --------------    --------------    --------------    --------------

     Total................................  $      32,683     $      31,812     $      22,567     $      11,901     $       2,933
                                            ==============    ==============    ==============    ==============    ==============
     As a percentage of outstanding balances:
       30 to 59 days......................           3.70%             3.76%             2.88%             1.33%             0.34%
       60 to 89 days......................           2.17              2.10              1.67              1.21                --
       90 to 119 days.....................           1.43              1.69              0.77              0.08                --
       120 to 149 days....................           0.08              0.01                --                --                --
       150 days and over..................             --                --                --                --                --
                                            --------------    --------------    --------------    --------------    --------------

          Total...........................           7.38%             7.56%             5.32%             2.62%             0.34%
                                            ==============    ==============    ==============    ==============    ==============


     The available credit on credit cards outstanding at March 31, 1999 was $25.1 million, $32.3 million and $14.7 million for MMG Direct, Inc. ("MMG"), American Direct Credit, LLC ("ADC") and other card programs, respectively.

   NONPERFORMING AND CLASSIFIED ASSETS

     All assets and ratios are reported net of specific reserves unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                                                                QUARTERS ENDED
                                            --------------------------------------------------------------------------------------
                                               MARCH 31,       DECEMBER 31,      SEPTEMBER 30,       JUNE 30,          MARCH 31,
                                                 1999              1998              1998              1998              1998
                                            --------------    --------------    --------------    --------------    --------------
                                                                            (DOLLARS IN THOUSANDS)
Nonperforming Assets ("NPAs") by Type:
   NPLs...................................  $      13,137     $      14,372     $      16,884     $      20,450     $      16,420
   Real Estate Owned ("REO")..............          8,431             8,397            10,161             9,566            10,481
   Other repossessed assets...............            320               535               183               288                88
                                            --------------    --------------    --------------    --------------    --------------

     Total NPAs...........................  $      21,888     $      23,304     $      27,228     $      30,304     $      26,989
                                            ==============    ==============    ==============    ==============    ==============

Number of REO properties..................             57                62                72                64                78
                                            ==============    ==============    ==============    ==============    ==============

NPAs by Composition:
   Single family residences...............  $       9,761     $       8,923     $       8,594     $       8,408  $          7,708
   Multifamily 2 to 4 units...............          2,423             3,890             4,192             4,295             3,357
   Multifamily 5 units and over...........          7,061             7,709            11,917            14,800            13,305
   Commercial and other...................          2,705             2,590             2,730             2,914             3,031
   Consumer...............................            438               692               295               387                88
   REO valuation allowances...............           (500)             (500)             (500)             (500)             (500)
                                            --------------    --------------    --------------    --------------    --------------
     Total NPAs...........................         21,888            23,304            27,228            30,304            26,989
   Total troubled debt
      restructurings ("TDRs").............         48,020            48,018            47,222            44,990            42,195
                                            --------------    --------------    --------------    --------------    --------------

     Total TDRs and NPAs..................  $      69,908     $      71,322     $      74,450     $      75,294     $      69,184
                                            ==============    ==============    ==============    ==============    ==============

Classified Assets:
   NPAs...................................  $      21,888     $      23,304     $      27,228     $      30,304     $      26,989
   Performing classified loans ...........         88,623           108,355            87,401            92,390            90,630
   Other classified assets................          1,242             1,426             3,999             3,782             2,066
                                            --------------    --------------    --------------    --------------    --------------

     Total classified assets..............  $     111,753     $     133,085     $     118,628     $     126,476     $     119,685
                                            ==============    ==============    ==============    ==============    ==============

Classified Asset Ratios:
   NPLs to total assets...................           0.37%             0.39%             0.44%             0.48%             0.39%
   NPLs to total loans....................           0.51%             0.54%             0.61%             0.73%             0.58%
   NPAs to total assets...................           0.62%             0.63%             0.71%             0.71%             0.64%
   TDRs to total assets...................           1.35%             1.29%             1.23%             1.05%             1.00%
   NPAs and TDRs to total assets..........           1.97%             1.92%             1.95%             1.76%             1.64%
   Classified assets to total assets......           3.15%             3.59%             3.10%             2.95%             2.84%
   REO to NPAs............................          38.52%            36.03%            37.32%            31.57%            38.83%
   NPLs to NPAs...........................          60.02%            61.67%            62.01%            67.48%            60.84%

     Total classified assets decreased $21.3 million or 16.0% from December 31, 1998, to $111.8 million at March 31, 1999. This decrease was primarily due to a $10.1 million decrease in classified mortgage loans and a $10.9 million decrease in classified credit card loans. The decrease in performing classified loans reflects the improvement in mortgage and credit card delinquencies and, in the case of mortgage loans, the performance of the underlying income properties.

   ALLOWANCE FOR ESTIMATED LOAN AND REO LOSSES

     The following schedule summarizes the activity in the Bank's allowances for estimated loan and REO losses:

                                                                                     QUARTER ENDED MARCH 31,
                                                                                --------------------------------
                                                                                     1999              1998
                                                                                --------------    --------------
                                                                                     (DOLLARS IN THOUSANDS)
             Balance at beginning of period...................................  $     109,198     $      55,993
                                                                                --------------    --------------
                Charge-offs...................................................        (43,228)           (6,610)
                Recoveries....................................................            687             1,989
                                                                                --------------    --------------
                  Net charge-offs.............................................        (42,541)           (4,621)
                Provision:
                  Estimated loan losses.......................................         13,000             2,000
                  REO.........................................................             14                63
                Net change in cash reserves(1)................................          1,140             2,156
                                                                                --------------    --------------

             Balance at end of period.........................................  $      80,811     $      55,591
                                                                                ==============    ==============
             Ratio of net charge-offs during the period to average
                loans outstanding.............................................           1.56%             0.16%

____________________

(1) Net change in cash reserves includes fundings, repurchases and transfers from credit card marketers.

     The following table presents loan and REO charge-offs and recoveries for the periods indicated:

                                                                                     QUARTER ENDED MARCH 31,
                                                                                --------------------------------
                                                                                     1999              1998
                                                                                --------------    --------------
                                                                                     (DOLLARS IN THOUSANDS)
             Charge-offs:
                Single family.................................................  $         192     $         430
                Multifamily loans:
                  2 to 4 units................................................            267               517
                  5 to 36 units...............................................            518             4,199
                  37 units and over...........................................             --             1,117
                Commercial and industrial.....................................          1,154               335
                Credit card loans.............................................         39,384                --
                Other loans...................................................          1,713                12
                                                                                --------------    --------------

             Total charge-offs................................................  $      43,228     $       6,610
                                                                                ==============    ==============
             Recoveries:
                Single family.................................................  $          75     $         411
                Multifamily loans:
                  2 to 4 units................................................            147               219
                  5 to 36 units...............................................            120             1,093
                  37 units and over...........................................             --               266
                Credit card loans.............................................            345                --
                                                                                --------------    --------------

             Total recoveries.................................................  $         687     $       1,989
                                                                                ==============    ==============

     In addition to reserves established by the Bank, cash reserves have been provided by credit card affinity marketers under the credit enhancement programs which are utilized to purchase accounts from the Bank after the accounts reach a certain delinquent status. At March 31, 1999 and 1998, cash reserves were $1.9 million and $6.5 million, respectively, and were recorded as deposits on the Company's statements of financial condition. Accounts purchased from cash reserves during the first quarters of 1999 and 1998 totaled $0.9 million and $2.4 million, respectively and are not included in the above table.

     The following table sets forth the allowance for estimated loan and REO losses at the dates indicated:

                                                                                QUARTERS ENDED
                                            --------------------------------------------------------------------------------------
                                               MARCH 31,       DECEMBER 31,      SEPTEMBER 30,       JUNE 30,          MARCH 31,
                                                 1999              1998              1998              1998              1998
                                            --------------    --------------    --------------    --------------    --------------
                                                                            (DOLLARS IN THOUSANDS)
Loans:
   ALLL ..................................  $      70,606     $      98,229     $      88,500     $      36,088     $      32,192
   Specific Valuation Allowance ("SVA")...          7,292             7,942            10,522            15,800            15,843
                                            --------------    --------------    --------------    --------------    --------------
     Total ALLL and SVA...................         77,898           106,171            99,022            51,888            48,035
   Cash reserves..........................          1,915             1,888             7,656             8,334             6,488
                                            --------------    --------------    --------------    --------------    --------------
     Total loan allowances and cash
        reserves..........................         79,813           108,059           106,678            60,222            54,523
                                            --------------    --------------    --------------    --------------    --------------

REO valuation allowances..................            998             1,139             1,032             1,041             1,068
                                            --------------    --------------    --------------    --------------    --------------

Total allowances and cash reserves........  $      80,811     $     109,198     $     107,710     $      61,263     $      55,591
                                            ==============    ==============    ==============    ==============    ==============

Selected ratios:
   Total allowances to net loans and REO..           3.03%             3.94%             3.77%             2.12%             1.91%
   Total ALLL and cash reserves to:
     Net loans............................           2.73%             3.62%             3.38%             1.31%             1.33%
     Net NPLs.............................         552.04%           696.61%           573.28%           185.85%           235.57%
     Net loans and REO....................           2.74%             3.63%             3.38%             1.55%             1.34%
     Net NPAs.............................         333.61%           431.75%           356.44%           149.16%           145.17%
     Total assets.........................           2.06%             2.71%             2.53%             1.05%             0.92%


     Credit losses are inherent in the business of originating and retaining loans. The Company maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. These allowances consist of SVAs and an ALLL which are based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio.

     The allowance for credit losses does not represent the amount of losses that could be incurred under adverse conditions that management does not consider to be the most likely to arise. In addition, management's classification of assets and evaluation of the adequacy of the allowance for credit losses is an ongoing process. Consequently, there can be no assurance that material additions to the Bank's allowance for credit losses will not be required in the future, thereby adversely affecting earnings and the Bank's ability to maintain or build capital.

REGULATORY CAPITAL COMPLIANCE

     The Office of Thrift Supervision ("OTS") capital regulations, as required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks.

     The Bank's actual and required capital are as follows at the dates indicated:

                                                                             TO BE CATEGORIZED
                                                                               AS ADEQUATELY              TO BE CATEGORIZED
                                                      ACTUAL                    CAPITALIZED              AS WELL CAPITALIZED
                                            -------------------------    -------------------------    -------------------------
                                                AMOUNT         RATIO         AMOUNT         RATIO         AMOUNT         RATIO
                                            --------------    -------    --------------    -------    --------------    -------
                                                                          (DOLLARS IN THOUSANDS)
AS OF MARCH 31, 1999:
  Total capital (to risk-weighted
    assets)...............................  $     189,392       9.21%    $     164,568       8.00%    $     205,710      10.00%
  Core capital (to adjusted tangible
    assets)...............................        163,124       4.61           106,090       3.00           176,817       5.00
  Tangible capital (to tangible
    assets)...............................        163,124       4.61            53,045       1.50                   N/A
  Core capital (to risk-weighted
    assets)...............................        163,124       7.93                   N/A                  123,426       6.00

AS OF MARCH 31, 1998:
  Total capital (to risk-weighted
    assets)...............................        249,202      11.22           177,606       8.00           222,008      10.00
  Core capital (to adjusted tangible
    assets)...............................        221,434       5.27           126,106       3.00           210,176       5.00
  Tangible capital (to tangible
    assets)...............................        221,434       5.27            63,053       1.50                 N/A
  Core capital (to risk-weighted
    assets)...............................        221,434       9.97                   N/A                  133,205       6.00

     The following table reconciles the Company's stockholders' equity to the Bank's tangible, core and risk-based capital at the dates indicated:

                                                                 TANGIBLE           CORE            RISK-BASED
                                                                 CAPITAL           CAPITAL           CAPITAL
                                                              --------------    --------------    --------------
                                                                            (DOLLARS IN THOUSANDS)
      AS OF MARCH 31, 1999:
        Consolidated stockholders' equity...................  $     130,075     $     130,075     $     130,075
        Adjustments:
          Fidelity's Preferred Stock........................         51,750            51,750            51,750
          Bank Plus equity excluding Fidelity...............         (7,146)           (7,146)           (7,146)
                                                              --------------    --------------    --------------
        Fidelity's stockholders' equity.....................        174,679           174,679           174,679
        Accumulated other comprehensive loss................          2,239             2,239             2,239
        Adjustments:
          Intangible assets.................................        (13,789)          (13,789)          (13,789)
          Excess ALLL.......................................             --                --            26,268
          Nonincludable subsidiaries........................             (5)               (5)               (5)
                                                              --------------    --------------    --------------

      Regulatory capital....................................  $     163,124     $     163,124     $     189,392
                                                              ==============    ==============    ==============
      AS OF MARCH 31, 1998:
        Consolidated stockholders' equity...................  $     185,532     $     185,532     $     185,532
        Adjustments:
          Fidelity's Preferred Stock........................         51,750            51,750            51,750
          Bank Plus equity excluding Fidelity...............         (4,127)           (4,127)           (4,127)
                                                              --------------    --------------    --------------
        Fidelity's stockholders' equity.....................        233,155           233,155           233,155
        Accumulated other comprehensive loss................          4,001             4,001             4,001
        Adjustments:
          Intangible assets.................................        (15,706)          (15,706)          (15,706)
          Excess ALLL.......................................             --                --            27,806
          Nonincludable subsidiaries........................            (16)              (16)              (54)
                                                              --------------    --------------    --------------

      Regulatory capital....................................  $     221,434     $     221,434     $     249,202
                                                              ==============    ==============    ==============


     As of March 31, 1999, the Bank was "adequately capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. As of March 31, 1999, the most constraining of the capital ratio measurements under the PCA requirements was core capital to adjusted tangible assets which had an excess of $21.7 million above the minimum level required to be considered adequately capitalized. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since March 31, 1999 that management believes have changed the institution's category.

LIQUIDITY

     The Bank derives funds from deposits, FHLB advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. In addition, funds are generated from loan payments and payoffs as well as from the sale of loans and investments.

   DEPOSITS

     The largest source of funds for the Company is deposits. Customer deposits are insured by the FDIC to the maximum amount permitted by law. At March 31, 1999, the Company had deposits of $2.8 billion. The following table presents the distribution of deposit accounts at the dates indicated:

                                                                 MARCH 31,        DECEMBER 31,       MARCH 31,
                                                                   1999              1998              1998
                                                              --------------    --------------    --------------
                                                                            (DOLLARS IN THOUSANDS)

   Checking accounts........................................  $     374,010     $     380,292     $     351,452
   Passbook accounts........................................         59,078            56,836            66,517
   Money market savings accounts............................         60,220            56,451            56,177
                                                              --------------    --------------    --------------
      Total transaction accounts............................        493,308           493,579           474,146
                                                              --------------    --------------    --------------
   CDs:
      Less than $100,000....................................      1,616,309         1,795,000         1,738,462
      Greater than $100,000.................................        650,381           633,952           783,346
                                                              --------------    --------------    --------------
        Total CDs...........................................      2,266,690         2,428,952         2,521,808
                                                              --------------    --------------    --------------

   Total deposits...........................................  $   2,759,998     $   2,922,531     $   2,995,954
                                                              ==============    ==============    ==============

   Weighted average interest rate on deposits...............           4.31%             4.53%             4.82%
                                                              ==============    ==============    ==============


     There were no brokered deposits outstanding at the dates indicated above.

     The following table provides information with regards to the Bank's most recent quarterly experience in the levels of and pricing of CDs for the period indicated:

                                                                                                       WEIGHTED AVERAGE RATE
                                                                                                  --------------------------------
                                                                  NEW OR                                               NEW OR
                                              MATURITIES          RENEWED         NET CHANGE        MATURITIES         RENEWED
                                            --------------    --------------    --------------    --------------    --------------
                                                                            (DOLLARS IN THOUSANDS)

CDs maturing in quarter ended:
     March 31, 1998.......................  $     637,224     $     701,988     $      64,764              5.26%             5.42%
     June 30, 1998........................        456,817           617,404           160,587              5.34              5.24
     September 30, 1998...................        604,220           591,719           (12,501)             5.43              5.06
     December 31, 1998....................        588,091           436,875          (151,216)             5.42              4.30
     March 31, 1999.......................        691,982           532,999          (158,983)             5.32              4.18

     The distribution of certificate accounts by date of maturity is an important indicator of the relative stability of a major source of funds. Longer term certificate accounts generally provide greater stability as a source of funds, but currently entail greater interest costs than passbook accounts. The following tables summarize certificate accounts by maturity and weighted average rate at March 31, 1999:

                                                                                                    WEIGHTED
                                                                                                     AVERAGE
                                                                                    AMOUNT             RATE
                                                                                --------------    --------------
                                                                                     (DOLLARS IN THOUSANDS)
Matures in quarter ended:
  June 30, 1999...............................................................  $     541,940              5.12%
  September 30, 1999..........................................................        504,942              5.06
  December 31, 1999...........................................................        330,749              4.77
  March 31, 2000..............................................................        587,221              4.66
  June 30, 2000...............................................................        141,191              4.63
  September 30, 2000..........................................................         95,791              4.34
  December 31, 2000...........................................................         10,624              4.91
  March 31, 2001 and after....................................................         54,232              5.62
                                                                                --------------

     Total CDs................................................................  $   2,266,690              4.89
                                                                                ==============


   BORROWINGS

     The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated:

                                                                 MARCH 31,        DECEMBER 31,       MARCH 31,
                                                                   1999              1998              1998
                                                              --------------    --------------    --------------
                                                                            (DOLLARS IN THOUSANDS)
FHLB advances:
   Fixed rate advances......................................  $     585,000     $     585,000     $     785,000
   Floating rate advances...................................             --                --           174,960
                                                              --------------    --------------    --------------
    Total FHLB advances.....................................        585,000           585,000           959,960
                                                              --------------    --------------    --------------
Other borrowings:
   Senior Notes.............................................         51,478            51,478            51,478
                                                              --------------    --------------    --------------
    Total other borrowings..................................         51,478            51,478            51,478
                                                              --------------    --------------    --------------

Total borrowings............................................  $     636,478     $     636,478     $   1,011,438
                                                              ==============    ==============    ==============

Weighted average interest rate on all borrowings............           6.20%             6.20%             6.11%
                                                              ==============    ==============    ==============
Percent of total borrowings to total liabilities and
   stockholders' equity.....................................          17.94%            17.15%            23.97%
                                                              ==============    ==============    ==============


   UNDRAWN SOURCES

     The Company maintains other sources of liquidity to draw upon, which at March 31, 1999 include (a) a line of credit with the FHLB with $123.2 million available, (b) $69.5 million in unpledged securities available to be placed in reverse repurchase agreements or sold and (c) $493.0 million of unpledged loans, some of which would be available to collateralize additional FHLB or private borrowings, or be securitized.

   CONTINGENT OR POTENTIAL USES OF FUNDS

     The Bank had unfunded loans totaling $6.4 million and $1.1 million at March 31, 1999 and 1998, respectively. Additionally, unused lines of credit related to credit card loans and other credit lines totaled $132.0 million and $115.8 million at March 31, 1999 and 1998, respectively.

   LIQUIDITY

     The regulatory required average daily balance of liquid assets is 4% of the liquidity base, which is based on a quarterly average. The Bank's quarterly average regulatory liquidity ratio was 17.36% and 24.44% for the quarters ended March 31, 1999 and 1998, respectively.

   HOLDING COMPANY LIQUIDITY

     At March 31, 1999 and 1998, Bank Plus had cash and cash equivalents of $0.9 million and $0.6 million, respectively. Bank Plus has no material potential cash producing operations or assets other than its investments in Fidelity, Gateway and BPCS. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity, Gateway and BPCS in order to fund its cash needs, including its payment obligations on the $51.5 million Senior Notes.

     The February 1999 Senior Note interest payment was funded by the preferred stock dividend from Fidelity and cash on hand at Bank Plus. The liquidity for the interest payments for the remainder of 1999 is expected to be provided by current liquidity at Bank Plus, currently projected dividends from Gateway and BPCS and preferred stock dividends from Fidelity.

     No assurance can be given that funds will continue to be available at Bank Plus to pay future interest payments, or that dividends will be able to be made by Gateway or BPCS to provide additional liquidity. The Bank has an agreement with the OTS which permits the payment of dividends on the Bank's preferred stock so long as the Bank remains adequately capitalized. The agreement with the OTS does not constrain the OTS from restricting future dividend payments based on safety and soundness considerations or future examination findings, and no assurance can therefore be given that the OTS will permit future dividend payments by Fidelity to Bank Plus. The Bank has received no indication from the OTS that it will object to the continued payment of preferred stock dividends.


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

     The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of March 31, 1999. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                           AS OF MARCH 31, 1999
                                                                           MATURITY OR REPRICING
                                       ---------------------------------------------------------------------------------------------
                                          WITHIN 3         4-12             1-5            6-10          OVER 10
                                           MONTHS         MONTHS           YEARS           YEARS           YEARS           TOTAL
                                       -------------   -------------   -------------   -------------   -------------   -------------
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Cash and cash equivalents..........  $    406,938    $         --    $         --    $         --    $         --    $    406,938
  Investment securities (1) (2)......        66,252           1,101              --              --              --          67,353
  MBS (1)............................        62,532             901              --              --         275,271         338,704
  Loans receivable:
    Adjustable rate mortgages ("ARMs")
      and other adjustables (3)......     2,109,709         228,461          48,864          10,093             396       2,397,523
    Fixed rate loans.................       151,367             127           4,595          14,805         105,208         276,102
                                       -------------   -------------   -------------   -------------   -------------   -------------
      Total gross loans receivable...     2,261,076         228,588          53,459          24,898         105,604       2,673,625
                                       -------------   -------------   -------------   -------------   -------------   -------------

Total interest-earning assets........     2,796,798         230,590          53,459          24,898         380,875    $  3,486,620
                                       -------------   -------------   -------------   -------------   -------------   =============
Interest-bearing liabilities:
  Deposits:
    Checking and savings accounts(4).       433,084              --              --              --              --    $    433,084
    Money market accounts (4)........        60,222              --              --              --              --          60,222
    Fixed maturity deposits:
      Retail customers...............       551,615       1,427,060         287,048             593             262       2,266,578
      Wholesale customers............            --              13             101              --              --             114
                                       -------------   -------------   -------------   -------------   -------------   -------------
        Total deposits...............     1,044,921       1,427,073         287,149             593             262       2,759,998
                                       -------------   -------------   -------------   -------------   -------------   -------------
  Borrowings:
    FHLB advances ...................            --          20,000         565,000              --              --         585,000
    Other............................            --              --              --          51,478              --          51,478
                                       -------------   -------------   -------------   -------------   -------------   -------------
      Total borrowings...............            --          20,000         565,000          51,478              --         636,478
                                       -------------   -------------   -------------   -------------   -------------   -------------

Total interest-bearing liabilities...     1,044,921       1,447,073         852,149          52,071             262    $  3,396,476
                                       -------------   -------------   -------------   -------------   -------------   =============

Repricing Gap........................  $  1,751,877    $ (1,216,483)   $   (798,690)   $    (27,173)   $    380,613
                                       =============   =============   =============   =============   =============

Gap to total assets..................         49.37%        (34.28)%        (22.51)%         (0.77)%          10.73%

Cumulative Gap to Total Assets.......         49.37%         15.09%          (7.42)%         (8.19)%           2.54%

(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2)  Investment securities include FHLB stock of $66.3 million.
(3) ARMs are primarily in the shorter categories as they are subject to interest rate adjustments.
(4) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.


     The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of ARM loans. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. ARM loans comprised 94.7% of the total mortgage loan portfolio at March 31, 1999 and 87.5% of the mortgage portfolio is indexed to the FHLB Eleventh District Cost of Funds Index ("COFI"). The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months. Thus, in a rising rate environment there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, net interest income will be positively affected.

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

   MARKET RISK

     The Bank's Asset Liability Committee ("ALCO"), which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the Company's asset/liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income. There has been no significant change in interest rate risk since December 31, 1998.


YEAR 2000

     The Company utilizes computer software programs, systems and devices with embedded microchips ("Systems") throughout the organization in order to support its operations. If corrective action is not taken, many of these Systems may not be able to correctly interpret and process dates into 2000. The Company has inventoried and analyzed its Systems to determine which will require modification, upgrade, or replacement.

     The Company has established a Y2K project office to provide the business units with the support, guidance, and project management expertise to ensure that the Company meets its Y2K objectives. The Y2K project office is responsible for ensuring that the Company complies with the guidelines established by the Federal Financial Institutions Examinations Council ("FFIEC"). The FFIEC issues guidelines to provide further clarification on the federal regulatory requirements mandating how financial institutions prepare for the Y2K. In addition, the Company has engaged an independent third party to provide project oversight and Y2K subject matter expertise.

   PROJECT'S STATE OF READINESS

     The Y2K project is comprised of two major phases. Phase I was the installation of upgraded mission critical Systems that are reported to be Y2K compliant. Phase II was the testing of mission critical Systems using future dates to certify the system as Y2K compliant. After the completion of Phase II, the Company entered the quality assurance period which includes the testing of non critical future dates, certification of non mission critical Systems, and the monitoring and maintenance of all Systems to ensure they remain compliant.

     Phase I of the project was completed in October 1998 with the upgrade of the Company's deposit servicing Systems to current release levels which are reported by the software vendor to be Y2K compliant. This milestone also included the conversion of the Company's accounts payable and general ledger applications to new Systems that the software vendor states are Y2K compliant. All Systems upgraded during Phase I have been successfully migrated into the Company's production environment. Additionally, the Company's mission critical embedded Systems and mission critical applications that run on distributed platforms have been renovated and validated for Y2K compliance.

     Phase II of the project was completed in March 1999. This was a significant event in the project because it certified our internal mission critical Systems as Y2K compliant. Phase II consisted of testing and validating the Company's mission critical Systems using future dates. The Company's internal testing strategy included the thirteen future dates recommended by the FFIEC plus additional dates that are believed to be important for certain applications. The Company has successfully tested a total of thirteen future dates. Nine of the future dates tested are included in the list of thirteen dates recommended by the FFIEC.

     The quality assurance period was initiated in April 1999 and will continue until January 2000. During this phase, the four non-critical Y2K dates will be tested. The Company has successfully tested two of these dates and expects to complete the testing of all four dates by the end of the second quarter. Future date validation of the Company's externally operated mission critical Systems is continuing and is scheduled to be completed by the end of the second quarter of 1999. This phase also includes the certification of the Company's non mission critical Systems by the end of the third quarter. Additionally, policies and procedures have been implemented to ensure that the Systems that have been certified as Y2K compliant remain compliant. Throughout the remainder of 1999, the Company intends to maintain and periodically test its systems to ensure that they remain Y2K compliant.

   CUSTOMER AWARENESS AND RISK MANAGEMENT PLANS

     The Company implemented a Y2K customer awareness plan to address Y2K issues raised by customers. As part of this plan, the Company included an insert in the March statements advising customers of a Y2K related fraud scam. The Company will distribute the next project status update in the June and July 1999 deposit account statements. A risk management plan was developed to address risks posed by the Company's material customers. Both of these plans were developed in accordance with the FFIEC guidelines and are being reviewed and updated each quarter or as required.

   CASH MANAGEMENT PLAN

         The Company is developing an initial cash management plan to address customers year-end cash requirements. This plan is scheduled to be completed by the end of the second quarter. As part of this plan, the Company is tracking and monitoring the amount of cash that is withdrawn. Senior level management is closely monitoring the plan and it will be updated at least quarterly or as required.

   ESTIMATED Y2K PROJECT COSTS

     The total expense estimate for anticipated Y2K project activities is $6.3 million. This forecast is based on information currently known about the Company's Systems and servicers as well as management's interpretation of the FFIEC guidelines released to date. A significant portion of this budget is allocated to the staffing of technology and support personnel to implement the required modifications and upgrades. Additional personnel are also required to perform the system testing, produce testing documentation, and prepare contingency plans required by the FFIEC. As of March 31, 1999, the Company had incurred Y2K related expenses of $4.8 million.

   CONTINGENCY PLANS

     The FFIEC requires the development of remediation and business resumption contingency plans. Remediation contingency plans are initiated if the Company fails to successfully complete renovation, validation, or implementation of a mission-critical system. Business resumption plans are initiated if business interruptions should occur during the Y2K event. The contingency plans are designed to provide for the continuation of the Company's critical business functions should such interruptions occur.

     The interagency statement established June 30, 1999 as the date by which the Y2K contingency plans are to be substantially complete. The Company is currently on schedule to complete these plans within the specified time frames. Once the contingency plans have been completed and tested, the Company will continue to review and update these plans on a regular basis to ensure they are consistent with the Company's operations.

     A Y2K contingency plan strategy document has been developed and distributed to the Company's business units. The contingency plan was developed based on guidelines issued by the FFIEC, the United States General Accounting Office and other sources.

     The Company has completed the written contingency plans. The Company has initiated the process of having the written contingency plans independently reviewed and tested. After the contingency plans have been approved by senior level management they will be submitted to the Board of Directors for final approval.

     Significant progress has been made in the development of the year end event planner. The event planner is being used to manage the tasks that must be completed to ensure that the Company is adequately prepared at year-end. Many of the tasks identified in the event planner are required for the Company to implement the workarounds outlined in the contingency plans.

     The following is a brief description of the Company's contingency planning process:

     o Phase I of the contingency planning process has been completed. This phase required business unit owners to identify critical business functions and to complete a risk assessment for the critical business functions.

     o Phase II of the contingency planning process has been completed. In Phase II of the contingency planning process, the business units provided additional information, such as estimating the probability of a system failing, determining how long they could operate without certain functionality and a brief description of the work-around that would be implemented if a system failed.

     o Phase III of the contingency planning process has been completed. This phase of the contingency planning process includes the identification of all of the documentation, resources, trigger dates, interfaces, and vendors required to finalize the contingency plan.

     o Phase IV of the contingency planning process has been completed. During this phase, a representative of the Project Office met with each of the business units to review and finalize the documentation provided in Phase III. The deliverable for Phase IV was the written contingency plan containing details of the work-around as well as departmental needs for seven identified disaster scenarios.

     o Phase V was initiated in April 1999. Phase V involves the testing and validation of the contingency plans and the completion of an event plan for year-end.

   RISK FACTORS

     The Company utilizes the Systems and services of a number of third parties. The failure of a key third-party service provider could result in a material business interruption. Therefore, the Company is monitoring the Y2K progress of the Company's third party vendors. A third-party vendor test plan has been developed to test mission critical services provided by third parties, where appropriate, for Y2K compliance by June 30, 1999. Additional expenses and delays may be incurred if future date testing or further analysis reveals test exceptions that require additional system renovations, system replacement, or the selection of another third party vendor.

     Unknown expenses and consequences could result if it becomes necessary to execute elements of the Company's Y2K contingency plans. Although the Company has given the Y2K project a high priority and management believes that Y2K compliance will be achieved, there are no assurances that the Company will be successful in addressing Y2K issues within this estimated timeframe or budget.

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

   ADC CREDIT CARD LITIGATION

     The Bank's previously reported litigation with American Direct Credit, LLC ("ADC") entitled AMERICAN DIRECT CREDIT, LLC, A NEVADA LIMITED LIABILITY COMPANY, PLAINTIFF v. FIDELITY FEDERAL BANK, A FEDERAL SAVINGS BANK, DEFENDANT, in the United States District Court, for the District of Idaho, Civil Case No. 98-0391-BLW was settled as of October 30, 1998 by providing for an orderly termination of the contract between the Bank and ADC. The parties executed all documents necessary to effect the settlement between the Bank and ADC and the court entered a dismissal with prejudice of ADC's case on March 9, 1999. All continuing relationships with ADC have been terminated, other than ADC's continuing obligation to indemnify the Company against third-party claims.

     ADC's indemnification undertakings include ADC's obligation to provide a defense to the Bank and Bank Plus in numerous consumer lawsuits pending in the State of Alabama, including purported class actions, and to indemnify the Bank and Bank Plus from any adverse judgment resulting from these lawsuits. The plaintiffs in the Alabama litigation allege, generally, that misrepresentations were made to them in connection with their purchases of various appliances and other consumer items, including misrepresentations with respect to the nature and cost of financing such purchases through credit cards issued by the Bank. The Bank believes that it has substantial legal defenses to these claims in as much as it did not control, direct or otherwise have any dealings with the sales people who supposedly made such misrepresentations. While ADC is currently performing its contractual obligation to provide a defense to the Bank in this litigation, uncertainty exists as to ADC's financial ability to indemnify or continue to provide a defense in the future.

     The distributors of the appliances and other consumer items financed with the ADC credit cards agreed, in their respective contracts, to indemnify the Bank and ADC against claims arising out of the distributor's breaches of agreement or law. The Bank is investigating whether rights or claims should be asserted against the distributors in the Alabama litigation under these agreements to indemnify. If such rights or claims are asserted, uncertainty exists as to whether the distributors will perform or have the financial ability to perform their indemnity obligations.

   MMG CREDIT CARD LITIGATION

     In November 1997, the Bank entered into a credit card marketing relationship with MMG Direct, Inc. ("MMG"). MMG was to solicit members of certain agreed-upon affinity groups to become credit card holders. The Bank was to provide servicing and other related functions. MMG and the Bank were to share equally in program profits and losses. In late summer of 1998, disputes arose between the parties. The Bank asserted that MMG had improperly induced it to enter into the contract relationship by material misrepresentation. The Bank further asserted that MMG had breached its contract by, among other things, refusing to reimburse the Bank for MMG's portion of program losses and to repay marketing fees previously paid by the Bank to MMG for which the Bank was entitled to reimbursement, engaging in regulatory violations, and engaging in conduct which violated rules pertaining to MasterCard issuance.

     On September 8, 1998 the Bank instituted an arbitration proceeding in Los Angeles based upon such claims, entitled IN THE MATTER OF ARBITRATION BETWEEN FIDELITY FEDERAL BANK AND MMG DIRECT, INC., American Arbitration Association No. 72 147 01072 98. In October 1998 the Bank reasserted MMG's defaults and terminated the MMG contract.

     Thereafter, MMG filed an Original Petition and Request for Injunctive Relief in the County Court at Law No. 5, Dallas County, Texas entitled MMG DIRECT, INC., PLAINTIFF v. FIDELITY FEDERAL BANK, FSB, DEFENDANT, Case No. 98-10086-E (the "MMG DIRECT, INC. case"). This lawsuit purported to state a number of claims, including fraud in the inducement, breach of contract, common law fraud, negligent misrepresentation, accounting and constructive trust, and sought injunctive relief and damages based upon various asserted misrepresentations and omissions and failures to perform and breaches of contract attributed to the Bank. The Bank removed this case to the United States District Court and filed a motion to dismiss which was granted.

     MMG also filed a third-party claim against the Bank in a case brought by one of its purported creditors. That suit is entitled TIM MCCARTHY ADVERTISING, INC., PLAINTIFF v. MMG DIRECT, INC., DEFENDANT; MMG DIRECT, INC. THIRD-PARTY PLAINTIFF v. FIDELITY FEDERAL BANK, FSB, THIRD-PARTY DEFENDANT, No. 98-11717-E in the County Court at Law No. 5, Dallas County, Texas (the "MCCARTHY case"). In this lawsuit MMG asserted that the Bank was obligated to indemnify MMG against McCarthy's claims under partnership and other theories. The Bank moved to abate MMG's third-party complaint pending arbitration. The Court granted the Bank's motion to abate.

     In light of MMG's attempts to avoid arbitration and to litigate in the Texas courts instead, the Bank filed a petition to compel arbitration and an accompanying motion to compel arbitration. The petition and motion were filed in the United States District Court, Central District of California, Western Division, Case No. 99-00589-TJH(SHx), under the caption FIDELITY FEDERAL BANK, FSB, A CALIFORNIA FEDERAL SAVINGS BANK, PLAINTIFF v. MMG DIRECT, INC., A DELAWARE CORPORATION, DEFENDANT (the "FIDELITY FEDERAL case"). MMG opposed and filed a motion to dismiss. On March 18, 1999 the Court denied MMG's motion to dismiss and granted the Bank's motion to compel arbitration.

     On March 15, 1999 MMG filed a third-party petition against the Bank filed in the District Court, 116th Judicial district, Dallas County, Texas, Cause No. DV-99-01269, entitled REVELATION CORPORATION OF AMERICA, PLAINTIFF v. MMG DIRECT, INC., DEFENDANT AND THIRD PARTY PLAINTIFF v. FIDELITY FEDERAL BANK, FSB, THIRD PARTY DEFENDANT (the "REVELATION case"). The allegations in MMG's third-party petition in this action mirror many of the allegations and claims in the MMG DIRECT, INC. case, although several of those allegations have been modified and expanded. The Bank has filed a motion to dismiss this case.

     The Bank recently amended its original arbitration petition to update and more comprehensively state its claims against MMG. The Bank's contract claims against MMG currently exceed $24 million and are expected to increase with the passage of time. MMG filed a counterclaim in the arbitration asserting essentially the same claims that it asserted in the various lawsuits in Texas. The arbitration proceedings are expected to commence in the second quarter of 1999. The Bank intends to pursue its claims against MMG and defend MMG's claims against the Bank vigorously. There is no assurance that the Bank will be successful, nor is there any assurance that a judgment against MMG, should one be obtained, will be collectible.

   OTHER CREDIT CARD LITIGATION

     On March 12, 1999, Choice One Finance Corp. filed an action, Case No. BC206945, against the Bank in the Superior Court of the State of California for the County of Los Angeles. The case is entitled CHOICE ONE FINANCE CORP., PLAINTIFF, v. FIDELITY FEDERAL BANK, FSB, AND DOES 1 THROUGH 50 INCLUSIVE, DEFENDANTS. This action alleges that the Bank and the plaintiff entered into a contract to market credit cards, and that the Bank breached this alleged contract and negligently interfered with contracts that the plaintiff had entered into with third parties. In addition, the complaint contains a claim for negligent misrepresentation. The Bank disputes the claims set forth in the complaint, and intends to defend vigorously the asserted claims.

   PURPORTED CLASS ACTION LITIGATION

     On October 19, 1998 a purported class action was filed against the Company and its current and immediately preceding chief executive officers. The case was originally entitled HOWARD GUNTY PROFIT SHARING PLAN, BOTH INDIVIDUALLY AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED, PLAINTIFFS v. RICHARD M. GREENWOOD, MARK K. MASON, BANK PLUS CORPORATION, AND DOES 1 THROUGH 50, INCLUSIVE, DEFENDANTS, Los Angeles Superior Court, Central Judicial District, Case No. BC199336. This action originally alleged that the Company failed to make adequate public disclosure concerning losses in the Bank's credit card operations during the period from August 14, 1998 (when the Company filed its quarterly report on Form 10-Q for the second quarter) through September 22, 1998

(when the Company issued a press release concerning its credit card losses). Recently, an amended complaint was filed in the Los Angeles Superior Court, Central Judicial District, Case No. BC199336, entitled HOWARD GUNTY PROFIT SHARING PLAN AND ROBERT E. YELIN, BOTH INDIVIDUALLY AND ON BEHALF OF THE YELIN FAMILY TRUST U/A, BOTH INDIVIDUALLY AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED, PLAINTIFFS, v. RICHARD M. GREENWOOD, MARK K. MASON, BANK PLUS CORPORATION, AND DOES 1 THROUGH 50, INCLUSIVE. The amended complaint purports to expand the class period to extend from March 30, 1998 through September 22, 1998. The complaint includes claims for negligent misrepresentation, common law fraud, statutory fraud and violations of the California Corporations Code. The complaint has not been served on the Company. It is the Company's view that certain of the claims asserted in the complaint are legally deficient and that none of the claims asserted by the plaintiffs have merit. If and when the Company is served with a complaint, the Company intends to vigorously defend itself.

   ADJUSTABLE RATE MORTGAGE LITIGATION

     The Bank was named a defendant in several individual and class actions brought by several borrowers, which raise claims with respect to the manner in which the Bank serviced certain adjustable rate mortgages, which were originated during the period 1983 through 1988. The plaintiffs' principal claim in these actions is that the Bank selected an inappropriate review date to consult the index upon which the rate adjustment is based that was one or two months earlier than what was required under the notes. In a declining interest rate environment, the lag effect of an earlier review date defers the benefit to the borrower of such decline, and the reverse would be true in a rising interest rate environment. All but one of these cases have been dismissed or concluded in favor of the Bank. The parties to the one remaining suit which was filed on July 1, 1992, MONICA J. HUBBARD, FORMERLY KNOWN AS MONICA J. ROEGLER, ON BEHALF OF HERSELF AND OTHERS SIMILARLY SITUATED, PLAINTIFF V FIDELITY FEDERAL BANK, A FEDERAL SAVINGS BANK, Case No. Civil No. 92-3939 MRP (Ex), entered into a stipulation of settlement dated April 1, 1999, which was filed with the Court on April 14, 1999. The settlement will not be final until mailing and publication of notices of the settlement, opportunity for members of the class to opt out of the settlement, final Court approval, and expiration of the appeal period. This process is expected to be completed in the third quarter of 1999. Under the proposed settlement, the Bank admits no fault, wrongdoing, or liability whatsoever, but for the sake of compromise will contribute $0.6 million to a settlement fund. Of this amount, $0.5 million had been accrued during 1998 and the remaining $0.1 million was accrued during the first quarter of 1999.

     The legal responsibility and financial exposure with respect to some of the foregoing claims presently cannot be reasonably ascertained and, accordingly, there is a risk that the outcome of one or more of these outstanding claims could result in the payment of amounts which could be material in relation to the financial condition or results of operations of the Bank.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on April 28, 1999, the stockholders elected Victor H. Indiek and Robert W. Medearis to the Board of Directors of Bank Plus to serve for three year terms. Of the 19,408,449 share of Common Stock outstanding as of the record date, March 12, 1999, the following indicates the number of votes cast for and withheld:

                                                                                         NUMBER OF VOTES
                                                                                --------------------------------
                                                                                     FOR             WITHHELD
                                                                                --------------    --------------

          Election of Directors:
               Victor H. Indiek...............................................     15,438,239         3,197,028
               Robert W. Medearis.............................................     15,438,239         3,197,028

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS


    EXHIBIT
      NO.                              DESCRIPTION
    -------    -----------------------------------------------------------------

     3.1 Certificate of Incorporation of Bank Plus Corporation (incorporated by reference to Exhibit 3.1 to the Form 8-B of Bank Plus filed with the Securities and Exchange Commission ("SEC") on April 22, 1996 (the "Form 8-B")).*

     3.2 Amended and Restated Bylaws of Bank Plus Corporation (incorporated by reference to Exhibit 5 to the current report on Form 8-K filed with the SEC on March 30, 1999).*

     3.3 Certificate of Designations of Series C Junior Participating Cumulative Preferred Stock (Par Value $.01 per share) of Bank Plus Corporation (incorporated by reference to Exhibit 3.3 to the annual report on Form 10-K for the year ended December 31,
               1998).*

     4.1 Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form 8-B).*

     4.2 Indenture dated as of July 18, 1997 between Bank Plus Corporation and The Bank of New York, as trustee relating to the 12% Senior Notes due July 18, 2007 of Bank Plus Corporation (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-8 of Bank Plus filed on September 4, 1997).*

     4.3 Form of Amended and Restated Rights Agreement, dated as of March 26, 1999, between Bank Plus and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4 to the current report on Form 8-K filed with the SEC on March 30,
               1999).*

     10.01 Release Agreement dated as of January 19, 1999 among Robert P. Condon, Bank Plus, Fidelity and Gateway (incorporated by reference to Exhibit 10.37 to the annual report on Form 10-K for the year ended December 31, 1998).*

     10.02 Consulting and Profit Sharing Agreement dated as of January 19, 1999 among Robert P. Condon, Bank Plus, Fidelity and Gateway (incorporated by reference to Exhibit 10.38 to the annual report on Form 10-K for the year ended December 31, 1998).*

     10.03 Employment Agreement dated as of October 28, 1998 among Mark K. Mason, Bank Plus and Fidelity (incorporated by reference to
               Exhibit 10.40 to the annual report on Form 10-K for the year ended December 31, 1998).*

     10.04     Employment Agreement dated as of November 19, 1998 among Godfrey
               B. Evans, Bank Plus and Fidelity (incorporated by reference to
               Exhibit 10.41 to the annual report on Form 10-K for the year ended December 31, 1998).*

     10.05 Employment Agreement dated as of November 19, 1998 among John M. Michel, Bank Plus and Fidelity (incorporated by reference to
               Exhibit 10.42 to the annual report on Form 10-K for the year ended December 31, 1998).*

     10.06 Form of Stock Option Agreement dated as of November 19, 1998 between Bank Plus and each of Messrs. Mason, Evans, and Michel (incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K for the year ended December 31, 1998).*

     10.07 Master Agreement dated as of December 17, 1998 by and among The Variable Annuity Life Insurance Company ("VALIC"), Gateway and Bank Plus (incorporated by reference to Exhibit 10.44 to the annual report on Form 10-K for the year ended December 31,
               1998).*

     10.08 Limited Liability Company Agreement of American General Gateway Services, L.L.C. dated as of January 1, 1999 between VALIC and Gateway (incorporated by reference to Exhibit 10.45 to the annual report on Form 10-K for the year ended December 31, 1998).*

    EXHIBIT
      NO.                              DESCRIPTION
    -------    -----------------------------------------------------------------

     10.09 Settlement Agreement dated March 26, 1999 between Bank Plus and Hovde Financial, Inc., Hovde Capital, Inc., Hovde Capital, L.L.C., Financial Institution Partners, L.P., Financial Institution Partners II, L.P., Hancock Park Acquisition, L.P., Hancock Park Acquisition, L.L.C., Western Acquisition Partners, L.P., Western Acquisitions, L.L.C., Pacific Financial Investors, Ltd., Pacific Financial Investors, L.P., Eric D. Hovde and Steven
               D. Hovde (incorporated by reference to Exhibit 2 to the current report on Form 8-K filed with the SEC on March 30, 1999).*

     10.10 Settlement Agreement, dated March 26, 1999, between Bank Plus and La Salle Financial Partners, L.P., La Salle Capital Management, Inc., Talman Financial, Inc., Richard J. Nelson and Peter T. Kross (incorporated by reference to Exhibit 3 to the current report on Form 8-K filed with the SEC on March 30, 1999).*

     27.       Financial Data Schedule.
_______________

         * Indicates previously filed documents.


   REPORTS ON FORM 8-K

     A current report on Form 8-K was filed with the SEC on February 3, 1999 reporting on Item 5 "Other Events" regarding the adoption of a stockholder rights plan and amendments to Bank Plus' By-Laws.

     A current report on Form 8-K was filed with the SEC on March 26, 1999 reporting on Item 5 "Other Events" regarding the amendments to Bank Plus' By-Laws and stockholder rights plan and the execution of agreements with two groups of stockholders relating to the withdrawal of notices filed by such stockholders of their intent to nominate directors and propose resolutions at the 1999 annual meeting of stockholders of Bank Plus.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BANK PLUS CORPORATION
                                          Registrant



Date:   May 14, 1999                                /s/ Mark K. Mason
                                          --------------------------------------
                                                      Mark K. Mason
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER;
                                               VICE CHAIRMAN OF THE BOARD
                                             (PRINCIPAL EXECUTIVE OFFICER)


Date:   May 14, 1999                                /s/ John M. Michel
                                          --------------------------------------
                                                      John M. Michel
                                               EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)