Form 10-Q
period 1999-06-30
BANK PLUS CORP
filed 1999-08-16
CIK 1012616

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q
(Mark One)

     |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

     |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 549-3116
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

     As of August 10, 1999, Registrant had outstanding 19,411,849 shares of Common Stock, par value $.01 per share.

================================================================================

                              BANK PLUS CORPORATION



                                TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition as of June 30, 1999 and
                 December 31, 1998.....................................................................    1

              Consolidated Statements of Operations for the quarters and six months ended
                 June 30, 1999 and 1998................................................................    2

              Consolidated Statements of Comprehensive Income for the quarters and
                 six months ended June 30, 1999 and 1998...............................................    3

              Consolidated Statements of Cash Flows for the quarters and six months ended
                 June 30, 1999 and 1998................................................................    4

              Notes to Consolidated Financial Statements...............................................    5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations............................................................................    7

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................   30

Item 4.       Submission of Matters to a Vote of Security Holders......................................   33

Item 6.       Exhibits and Reports on Form 8-K.........................................................   33

                 a. Exhibits...........................................................................   33

                 b. Reports on Form 8-K................................................................   33

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                          JUNE 30,      DECEMBER 31,
                                                                                            1999             1998
                                                                                         -------------  -------------
ASSETS:
   Cash and cash equivalents...........................................................  $    321,181   $    380,507
   Investment securities available for sale ("AFS"), at fair value.....................            --         28,797
   Investment securities held to maturity, at amortized cost (market value of
     $1,123 and $1,099 at June 30, 1999 and December 31, 1998, respectively)...........         1,117          1,084
   Mortgage-backed securities ("MBS") available for sale, at fair value................       392,277        465,010
   Loans receivable, net of allowances for estimated loan losses of $81,095
     and $106,171 at June 30, 1999 and December 31, 1998, respectively.................     2,456,734      2,665,576
   Investment in Federal Home Loan Bank ("FHLB") stock.................................        34,499         65,358
   Premises and equipment..............................................................        36,949         39,042
   Other assets........................................................................        54,673         66,685
                                                                                         -------------  -------------

     Total Assets......................................................................  $  3,297,430   $  3,712,059
                                                                                         =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Deposits..........................................................................  $  2,618,261   $  2,922,531
     FHLB advances.....................................................................       495,000        585,000
     Senior notes......................................................................        51,478         51,478
     Other liabilities.................................................................        21,525         25,390
                                                                                         -------------  -------------
        Total Liabilities..............................................................     3,186,264      3,584,399
                                                                                         -------------  -------------

   Minority interest...................................................................           272            272

   Stockholders' equity:
     Common stock:
        Common stock, par value $.01 per share; 78,500,000 shares
          authorized; 19,463,343 and 19,434,043 shares outstanding
          at June 30, 1999 and December 31, 1998, respectively.........................           195            194
     Paid-in capital...................................................................       275,285        275,131
     Accumulated other comprehensive loss..............................................        (5,807)        (2,795)
     Accumulated deficit...............................................................      (158,779)      (145,142)
                                                                                         -------------  -------------
        Total Stockholders' Equity.....................................................       110,894        127,388
                                                                                         -------------  -------------

Total Liabilities and Stockholders' Equity.............................................  $  3,297,430   $  3,712,059
                                                                                         =============  =============


                 See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              QUARTER ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------  ----------------------------
                                                                1999          1998           1999           1998
                                                           -------------  -------------  -------------  -------------
INTEREST INCOME:
   Loans.................................................  $     55,809   $     54,223   $    113,769   $    108,228
   MBS...................................................         5,139         11,597         10,911         25,274
   Investment securities and other.......................         5,712          9,415         10,383         16,408
                                                           -------------  -------------  -------------  -------------
     Total interest income...............................        66,660         75,235        135,063        149,910
                                                           -------------  -------------  -------------  -------------
INTEREST EXPENSE:
   Deposits..............................................        28,765         36,624         59,888         72,095
   FHLB advances.........................................         7,899         16,947         16,144         33,573
   Other borrowings......................................         1,573          1,542          3,149          3,111
                                                           -------------  -------------  -------------  -------------
     Total interest expense..............................        38,237         55,113         79,181        108,779
                                                           -------------  -------------  -------------  -------------
Net interest income......................................        28,423         20,122         55,882         41,131
Provision for estimated loan losses......................        31,800          4,250         44,800          6,250
                                                           -------------  -------------  -------------  -------------
Net interest income after provision for estimated
  loan losses............................................        (3,377)        15,872         11,082         34,881
                                                           -------------  -------------  -------------  -------------
NONINTEREST INCOME (EXPENSE):
   Loan fee income.......................................           845            915          1,574          1,434
   Credit card fees......................................         9,765          4,467         20,102          6,588
   Fee income from the sale of uninsured investment
     products............................................         1,666          1,956          3,221          3,409
   Fee income from deposits and other fee income.........         1,152            793          2,022          1,587
   Losses on securities and trading activities...........            --         (1,932)            --         (1,766)
   Fee income from automated teller machine ("ATM")
     cash services.......................................            --            713          1,314          1,807
   Other (expense) income................................          (311)            --           (309)            18
   Real estate operations, net...........................          (340)          (764)          (770)        (1,598)
                                                           -------------  -------------  -------------  -------------
     Total noninterest income............................        12,777          6,148         27,154         11,479
                                                           -------------  -------------  -------------  -------------
OPERATING EXPENSE:
   Personnel and benefits................................        11,003         10,937         21,910         20,193
   Occupancy.............................................         3,792          3,662          7,453          7,049
   Federal Deposit Insurance Corporation ("FDIC")
     insurance...........................................         1,126            658          3,381          1,300
   Professional services.................................         4,505          3,963          8,042          7,568
   Credit card data processing and servicing.............         2,534          2,118          6,489          3,278
   Office-related expenses...............................         1,267          1,445          2,619          2,715
   Other.................................................           800          1,036          1,965          1,878
                                                           -------------  -------------  -------------  -------------
     Total operating expense.............................        25,027         23,819         51,859         43,981
                                                           -------------  -------------  -------------  -------------
(Loss) earnings before income taxes and minority
   interest in subsidiary................................       (15,627)        (1,799)       (13,623)         2,379
Income tax benefit.......................................            --           (630)            --             --
                                                           -------------  -------------  -------------  -------------
(Loss) earnings before minority interest in subsidiary...       (15,627)        (1,169)       (13,623)         2,379
Minority interest in subsidiary..........................             7              7             14             14
                                                           -------------  -------------  -------------  -------------

(Loss) earnings available for common stockholders........  $    (15,634)  $     (1,176)  $    (13,637)  $      2,365
                                                           =============  =============  =============  =============
(LOSS) EARNINGS PER SHARE ("EPS"):
   Basic.................................................  $      (0.80)  $      (0.06)  $      (0.70)  $       0.12
                                                           =============  =============  =============  =============
   Diluted...............................................  $      (0.80)  $      (0.06)  $      (0.70)  $       0.12
                                                           =============  =============  =============  =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic.................................................    19,461,082     19,385,946     19,458,499     19,377,681
                                                           =============  =============  =============  =============
   Diluted...............................................    19,461,082     19,385,946     19,458,499     19,859,896
                                                           =============  =============  =============  =============


                 See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)


                                                              QUARTER ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------  ----------------------------
                                                                1999          1998           1999           1998
                                                           -------------  -------------  -------------  -------------
(Loss) earnings available for common stockholders......... $    (15,634)  $     (1,176)  $    (13,637)  $      2,365
                                                           -------------  -------------  -------------  -------------
Other comprehensive (loss) earnings:
   Investment securities and MBS AFS:
     Unrealized holding (losses) gains
       arising during the period, net.....................       (3,568)        (1,485)        (3,012)           410
     Reclassification adjustment for losses
       (gains) included in earnings, net..................           --             38             --            (76)
                                                           -------------  -------------  -------------  -------------
         Total............................................       (3,568)        (1,447)        (3,012)           334
                                                           -------------  -------------  -------------  -------------
   Derivative financial instruments:
     Unrealized holding losses arising during
       the period, net....................................           --         (1,933)            --         (3,339)
     Reclassification adjustment for losses
       included in earnings/loss, net.....................           --          4,191             --          4,282
                                                           -------------  -------------  -------------  -------------
         Total............................................           --          2,258             --            943
                                                           -------------  -------------  -------------  -------------
   Other comprehensive (loss) earnings....................       (3,568)           811         (3,012)         1,277
                                                           -------------  -------------  -------------  -------------

Comprehensive (loss) earnings............................. $    (19,202)  $       (365)  $    (16,649)  $      3,642
                                                           =============  =============  =============  =============


                 See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                              QUARTER ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------  ----------------------------
                                                                1999          1998           1999           1998
                                                           -------------  -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings.................................... $    (15,634)  $     (1,176)  $    (13,637)  $      2,365
   Adjustments to reconcile net (loss) earnings to net
     cash provided by operating activities:
        Provisions for estimated loan and real
          estate losses...................................       31,925          4,259         44,939          6,322
        (Gains) losses on sale of loans and securities....          (52)         1,893            (54)         1,597
        FHLB stock dividends..............................         (544)          (902)        (1,351)        (1,777)
        Depreciation and amortization.....................        2,017          1,762          4,059          3,347
        Accretion of premiums and net deferred loan and
          credit card fees and amortization of discounts..       (6,950)         2,726        (13,334)         4,636
        Deferred income tax benefit.......................           --           (612)           (56)           (92)
   Purchases of MBS held for trading......................           --        (18,967)            --        (38,809)
   Proceeds from sales and principal repayments of
     MBS held for trading.................................           --         10,335             --         40,879
   Proceeds from redemption of FHLB stock.................       32,614             --         32,614             --
   Interest receivable decrease...........................        1,192             49          2,822            783
   Other assets decrease (increase).......................        2,964         (4,431)         6,348         (1,323)
   Interest payable (decrease) increase...................         (945)         2,911         (2,604)        (1,186)
   Other liabilities increase (decrease)..................          888          3,659           (645)         3,534
                                                           -------------  -------------  -------------  -------------
     Net cash provided by operating activities............       47,475          1,506         59,101         20,276
                                                           -------------  -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of investment securities AFS................           --             --         28,831         10,000
   Proceeds from sales of investment securities AFS ......           --             --             --         57,805
   Purchases of MBS AFS...................................     (110,577)       (60,052)      (110,577)       (60,052)
   Proceeds from sales and principal repayments
     of MBS AFS...........................................       52,332         96,505        177,657        169,304
   Purchases of derivative securities.....................           --           (408)            --         (4,112)
   Loans receivable, net decrease (increase)..............      100,112        (18,225)       171,028        (51,103)
   Proceeds from sales of real estate.....................        4,932          8,767          9,899         18,944
   Purchases of premises and equipment....................         (471)        (4,044)        (1,008)        (6,087)
                                                           -------------  -------------  -------------  -------------
     Net cash provided by investing activities............       46,328         22,543        275,830        134,699
                                                           -------------  -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Demand deposits and passbook savings,
     net (decrease) increase..............................       (9,546)       (10,467)        (9,817)        56,698
   Certificate accounts, net (decrease) increase..........     (132,191)        69,684       (294,453)       106,672
   Proceeds from FHLB advances............................           --        425,000             --        605,000
   Repayments of FHLB advances............................      (90,000)      (424,960)       (90,000)      (654,960)
   Proceeds from exercise of stock options................           13             29             13            209
                                                           -------------  -------------  -------------  -------------
     Net cash (used in) provided by financing activities..     (231,724)        59,286       (394,257)       113,619
                                                           -------------  -------------  -------------  -------------
Net (decrease) increase in cash and cash equivalents......     (137,921)        83,335        (59,326)       268,594
Cash and cash equivalents at beginning of period..........      459,102        351,204        380,507        165,945
                                                           -------------  -------------  -------------  -------------

Cash and cash equivalents at end of period................ $    321,181   $    434,539   $    321,181   $    434,539
                                                           =============  =============  =============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid on deposits, advances and other
     borrowings........................................... $    (38,812)  $    (51,870)  $    (81,048)  $   (109,265)
   Income tax refunds (payments)..........................        1,657           (344)         1,502           (354)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
   Real estate acquired through foreclosure...............        4,283          7,861          9,298         16,289
   Loan originated to finance sale of real estate owned...          796             --            796             --
   Issuance of stock......................................            8             --            142             --


                 See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Bank Plus Corporation ("Bank Plus") and its subsidiaries. Bank Plus is the holding company for Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries (the "Bank" or "Fidelity"), Gateway Investment Services, Inc. ("Gateway") and Bank Plus Credit Services Corporation ("BPCS") (collectively, the "Company"). The Company offers a broad range of consumer financial services, including demand and term deposits and loans to consumers. In addition, through Gateway, a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, the Bank provides customers with uninsured investment products, including mutual funds and annuities. Fidelity operates through 36 full-service branches, 35 of which are located in southern California, principally in Los Angeles and Orange counties, and one of which is located in Bloomington, Minnesota, which is subject to a contract of sale.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 1999 and December 31, 1998, and the results of operations, statements of comprehensive income and statements of cash flows for the three and six months ended June 30, 1999 and 1998. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1999 presentation.

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

2. EARNINGS PER SHARE

     The reconciliation of the numerators and denominators used in basic and diluted EPS follows for the periods indicated:

                                                              QUARTER ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------  ----------------------------
                                                                1999          1998           1999           1998
                                                           -------------  -------------  -------------  -------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 (Loss) earnings available for common stockholders.......  $    (15,634)  $     (1,176)  $    (13,637)  $      2,365
                                                           =============  =============  =============  =============
 Weighted average common shares outstanding:
     Basic...............................................    19,461,082     19,385,946     19,458,499     19,377,681
     Effect of dilutive securities-- stock options.......            --             --             --        441,876
     Effect of dilutive securities-- deferred
       stock awards......................................            --             --             --         40,339
                                                           -------------  -------------  -------------  -------------

     Diluted.............................................    19,461,082     19,385,946     19,458,499     19,859,896
                                                           =============  =============  =============  =============

 EPS:
     Basic...............................................  $      (0.80)  $      (0.06)  $      (0.70)  $       0.12
     Effect of dilutive securities -- stock options......            --             --             --             --
     Effect of dilutive securities -- deferred
       stock awards......................................            --             --             --             --
                                                           -------------  -------------  -------------  -------------

     Diluted.............................................  $      (0.80)  $      (0.06)  $      (0.70)  $       0.12
                                                           =============  =============  =============  =============


3. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," effective for financial statements for periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement allows derivatives to be designated as hedges only if certain criteria are met, with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income. At this time, the Company has not determined whether the adoption of SFAS No. 133 will have a material impact on its operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements included in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes", "anticipates", "intends", "expects", "plans" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Bank Plus and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. A number of other factors may have a material adverse effect on the Company's financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; movements in market interest rates; restrictions imposed on the Bank's operations by regulators such as a prohibition on the payment of dividends to Bank Plus; an increase in the number of borrowers seeking protection under the bankruptcy laws which increases the amount of charge-offs; the effects of fraud by third parties or customers; the effectiveness of the Company's credit card collection efforts; changes in the ownership of the Company or in tax regulations which would limit the Company's ability to utilize its net operating loss carryforwards; and the outcome of pending and future litigation. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Bank Plus disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


RECENT DEVELOPMENTS

     As a result of increased provisions for estimated loan losses, the Company incurred a net loss of $15.6 million, or $0.80 per diluted share, for the second quarter of 1999 compared to net earnings of $2.0 million, or $0.10 per diluted share, for the 1999 first quarter. The increase in provisions for estimated loan losses was primarily due to increased delinquencies and projected losses in the American Direct Credit, L.L.C. ("ADC") credit card portfolio.

     At April 1, 1999 collection services for the ADC credit card portfolio were transferred from ADC to BPCS in accordance with the settlement agreement between the Bank and ADC. Delinquencies in the ADC credit card portfolio increased to 23.7% at June 30, 1999 from 12.3% at March 31, 1999 as a result of a number of factors, including conforming the contractual charge-off policy for the ADC portfolio to the Bank's charge-off policy, which increased the charge-off period from 150 to 180 days, the rise in delinquencies expected upon the cessation of originations under the program in February 1999 and transitional difficulties associated with the transfer of the servicing of accounts from ADC to BPCS. Overall delinquencies in the credit card portfolio were 20.4% at June 30, 1999 as compared to 16.8% at March 31, 1999 and 21.4% at December 31, 1998.

     The quality of the mortgage loan portfolio continued to improve during 1999 as evidenced by historically low levels of delinquencies and real estate owned ("REO"). As of June 30, 1999 delinquencies and REO balances in the mortgage loan portfolio had decreased to 0.63% and $6.9 million, respectively.

     Results for the core bank operations have improved as a result of the implementation of the Company's revised business plan. This plan includes the reestablishment of the Bank's real estate lending capabilities, reduction of operating expenses and the expansion of the net interest margin. During the 1999 second quarter, originations and purchases of mortgage loans totaled $42.0 million, operating expenses of the core bank have decreased by over 13% when compared to the 1998 second quarter and the net interest margin increased to 2.40%.

     The Bank's core and risk-based capital ratios as of June 30, 1999, were 4.51% and 9.05%, respectively, compared to 4.61% and 9.21%, respectively, as of March 31, 1999. Under the most restrictive of the regulatory capital ratio measurements, the Bank had an excess of $16.6 million above the minimum level required to be considered "Adequately Capitalized," compared to an excess of $21.7 million at March 31, 1999.

     During 1999, as part of its plan to regain "Well Capitalized" status, the Bank continued its deposit repricing and conversion program, completed a sale of deposits and paid off FHLB advances. Through June 30, 1999, the Bank reduced its total deposits, primarily through the reduction of higher cost certificates of deposit, by $304 million and reduced its cost of deposits from 4.53% at December 31, 1998 to 4.16% at June 30, 1999. In August 1999, the Bank completed the sale of two of its branches with total deposits of $125 million, recording a gain of $6.2 million. In June and August 1999, $90 million and $100 million, respectively, of fixed rate FHLB advances with a weighted average rate of 6.43% were prepaid. The Company may consider other transactions, including additional sales of deposits, sales of loans or additional prepayments of FHLB advances, to reduce the overall size of the balance sheet in order to achieve "Well Capitalized" status.

     During the second quarter of 1999, the Company completed its Year 2000 ("Y2K") testing of all internal mission critical systems. The Company will continue refining its vendor coordination and contingency planning through the remainder of the year.

     In the Company's arbitration claim against MMG Direct, Inc. ("MMG"), both sides have presented their cases to the arbitrator and post arbitration briefing has been completed. A decision by the Arbitrator is expected in September. A number of new consumer lawsuits have been filed in connection with the ADC credit card program in the states of Alabama, Mississippi and West Virginia. These consumer lawsuits generally allege that misrepresentations were made by third party salespeople to the plaintiffs in connection with the purchase of various consumer items, including misrepresentations regarding the nature and cost of financing such purchases through credit cards issued by the Bank. The Bank believes it has substantial legal and factual defenses against these claims.

   OTHER TRANSACTIONS

     In August 1999, the Bank signed a definitive agreement to sell certain intellectual property assets and its branch at the Mall of America ("MOA"), which had deposits of $13.3 million at June 30, 1999. In the first part of the transaction, which was completed at the date of the definitive agreement, the Bank sold its rights to the intellectual property developed in connection with its partially completed transactional web site, including the registered service mark "iBank" and the web site domain name "iBank.com." In the second part of the transaction, which is anticipated to be completed by the end of the second quarter of 2000, the Bank will sell the MOA branch to a bank to be acquired or formed by the buyer. Upon completion of these transactions, the Bank anticipates recording an aggregate gain of approximately $0.9 million. However, no assurances can be given that the second part of the sale will be completed or if, completed, will be completed as contemplated.

     In August 1999, Fidelity repurchased the servicing rights to $488 million of mortgages on 1 to 4 unit properties currently in its mortgage portfolio. This repurchase is expected to immediately contribute to the profitability and efficiency of the Bank's mortgage servicing operations and provide added control over the Bank's existing mortgage portfolio.

     In March 1999, Fidelity sold $10.5 million of its auto loan portfolio with no gain or loss recognized on the transaction.

   STATUS OF EXPLORATION OF STRATEGIC ALTERNATIVES

     The Company continues to explore a potential sale with parties interested in an acquisition of the Company in whole or in part. The existence and condition of the Bank's primarily sub-prime credit card portfolio continues to be viewed as an obstacle by most parties considering an acquisition of the

Company. Accordingly, the Company continues to explore alternative transactions which may include a sale of the credit card portfolio and the core bank to separate buyers. The Company continues to discuss a range of alternative potential transactions with interested parties. To date no definitive offers have been received. There can be no assurance that any definitive offers will be received or, if received, will be determined to be adequate by the Board of Directors of the Company.


RESULTS OF OPERATIONS

SUMMARY

     The Company reported net losses of $15.6 million and $13.6 million for the quarter and six months ended June 30, 1999, respectively, as compared to net losses of $1.2 million and net earnings of $2.4 million for the corresponding periods in 1998. Net income from core bank operations was $10.8 million and $16.1 million for the quarter and six months ended June 30, 1999, respectively as compared to $3.6 million and $6.5 million for the corresponding periods in 1998. Net losses from the credit card operations were $26.4 million and $29.7 million for the quarter and six months ended June 30, 1999, respectively, as compared to $4.8 million and $4.1 million for the corresponding periods in 1998.

     In 1999, Bank Plus began viewing its business as consisting of two reportable business segments, core bank operations and credit card operations. The financial performance of these business segments is measured by the Company's profitability reporting processes, which utilize various management accounting techniques to ensure that each business segment's financial results reflect the underlying performance of that business. The following describes these two business segments:

     Core Bank Operations -- The principal business activities of this segment are attracting funds from the general public and institutions, originating and investing in real estate related assets, including mortgage loans and mortgage-backed securities, and investment securities and selling uninsured investment products. This segment's primary sources of revenue are interest income earned on real estate related assets, investment securities and funding provided to the credit card operations, fees earned in connection with loans and deposits and fees earned from the sale of uninsured investment products. This segment's principal expenses are interest incurred on interest-bearing liabilities, including deposits and borrowings, retail branch system costs, mortgage servicing and origination costs and executive and administrative expenses.

     Credit Card Operations -- The principal business activities of this segment are servicing the outstanding credit cards and managing the credit risk associated with the credit card portfolios. Since the first quarter of 1999, there has been no material new originations of credit card accounts. This segment's primary sources of revenue are interest income earned on the credit card balances and fees earned on credit card accounts, including acceptance fees, late fees and interchange fees. This segment's principal expenses are interest expense from funding provided by the core bank operations and costs of servicing the portfolio, including third party processing charges.

     The following table shows the net income or loss for core bank operations and credit card operations for the periods indicated. In computing net interest income, funding costs are charged to the credit card operations based on a rolling twelve-month average of one-year fixed rate FHLB advances. All indirect general and administrative expense not specifically identifiable with either of the two business segments are allocated on the basis of direct operating expenses.

                                                              QUARTER ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------  ----------------------------
                                                                1999          1998           1999           1998
                                                           -------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
CORE BANK OPERATIONS:
   Net interest income...................................  $     18,527   $     18,614   $     35,858   $     38,641
   Provision for estimated loan losses...................        (5,787)        (1,850)        (8,024)          (350)
   Noninterest income....................................         3,012          1,680          7,052          4,891
   Operating expense.....................................        16,524         19,128         34,849         37,396
   Income tax benefit....................................            --           (630)            --             --
                                                           -------------  -------------  -------------  -------------

     Net earnings........................................  $     10,802   $      3,646   $     16,085   $      6,486
                                                           =============  =============  =============  =============
Operating Ratios:
   Interest margin.......................................          2.40%          1.79%          2.29%          1.87%
   Efficiency ratio......................................         75.70%         83.20%         79.88%         79.77%
   Return on average assets..............................          1.34%          0.34%          0.98%          0.30%
   Return on average equity..............................         42.85%          8.72%         32.09%          7.60%

CREDIT CARD OPERATIONS:
   Net interest income...................................  $      9,896   $      1,508   $     20,024   $      2,490
   Provision for estimated loan losses...................        37,587          6,100         52,824          6,600
   Noninterest income....................................         9,765          4,468         20,102          6,588
   Operating expense.....................................         8,503          4,691         17,010          6,585
                                                           -------------  -------------  -------------  -------------

     Net loss............................................  $    (26,429)  $     (4,815)  $    (29,708)  $     (4,107)
                                                           =============  =============  =============  =============
Operating Ratios:
   Interest margin.......................................         13.35%          4.30%         12.63%          4.63%
   Efficiency ratio......................................         43.25%         78.50%         42.39%         72.54%
   Return on average assets..............................        (43.48)%       (13.58)%       (22.77)%        (7.58)%
   Return on average equity..............................       (390.76)%      (118.21)%      (209.22)%       (65.94)%


CORE BANK OPERATIONS

     Net income from core bank operations was $10.8 million and $16.1 million for the quarter and six months ended June 30, 1999, respectively, as compared to $3.6 million and $6.5 million for the quarter and six months ended June 30, 1998, respectively. The increase in the 1999 second quarter as compared to the corresponding period in 1998 was due to higher net recoveries of loan loss reserves and reduced estimates of future loan losses, higher noninterest income and lower operating expense. The increase for the six months ended June 30, 1999 as compared to the corresponding period in 1998 was due to higher net recoveries of loan loss reserves and reduced estimates of future loan losses, higher noninterest income and lower operating expense offset by lower net interest income.

     For the 1999 second quarter, net yield on interest earning assets increased to 2.40% while average assets decreased to $3.1 billion as compared to a net yield of 1.79% and average assets of $4.2 billion in the 1998 second quarter. For the six months ended June 30, 1999, net yield on interest earning assets increased to 2.29% while average assets decreased to $3.1 billion as compared to a net yield of 1.87% and average assets of $4.1 billion in the corresponding period in 1998. The increase in net yield for the quarter and six-month periods was primarily the result of decreased costs of deposits and the recognition of previously deferred interest and fees offset by lower yields on investment securities. As a result of the deposit repricing program, the average costs of deposits decreased to 4.28% and 4.36% for the quarter and six months ended June 30, 1999 as compared to 4.90% for both of the corresponding periods in 1998.

During the 1999 second quarter, the Bank recognized $1.8 million of previously deferred interest and fees as a result of the prepayment of a $17 million commercial loan. The decrease in yield on investments was primarily the result of a decrease in general market interest rates. The decrease in average assets for the quarter and six-month periods was due to the Bank's efforts to reduce assets as part of its plan to augment its regulatory capital levels and regain "Well Capitalized" status.

     Net recoveries of loan loss reserves and reduced estimates of future loan losses in 1999 reflect the continuing improvement in the asset quality of the Bank's mortgage loan portfolio. For the twelve months ended June 30, recoveries of previously established specific valuation allowances ("SVAs") for the mortgage loan and REO portfolios, net of new SVAs established, totaled $5.0 million.

     Noninterest income increased to $3.0 million and $7.1 million for the quarter and six months ended June 30, 1999 as compared to $1.7 million and $4.9 million for the corresponding periods in 1998. Included in noninterest income were losses from treasury activities of $1.9 million and $1.8 million for the quarter and six months ended June 30, 1998 as compared to $0.3 million for both of the corresponding periods in 1999. The losses in 1998 were primarily due to losses from hedging activities while the loss in 1999 represents fees for the prepayment of FHLB advances. In addition, the continued improvement in the Bank's mortgage loan portfolio resulted in lower costs of real estate operations in 1999. These increases in noninterest income were offset by lower fee income from ATM cash services as a result of the cancellation of the related program in the first quarter of 1999.

     For the quarter and six months ended June 30, 1999, operating expense decreased to $16.5 million and $34.8 million from $19.1 million and $37.4 million in the corresponding periods in 1998 primarily due to decreases in personnel and benefits and professional services offset by increases in FDIC insurance. The decreases in personnel and benefits and professional services are the result of changes in the Company's business plan which included the discontinuance of a number of initiatives undertaken by previous management, the restructuring of executive management and reductions in staffing and discretionary expenses.

CREDIT CARD OPERATIONS

     For the quarter and six months ended June 30, 1999, net losses from the credit card operations were $26.4 million and $29.7 million, respectively, as compared to $4.8 million and $4.1 million for the corresponding periods in 1998. The increase in net losses in 1999 were due to significant increases in provisions for estimated loan losses and increases in operating expense which were partially offset by increased net interest income and noninterest income.

     The net yield on credit card receivables increased to 13.35% and 12.63% and average balances outstanding increased to $297 million and $317 million for the quarter and six months ended June 30, 1999, respectively, as compared to net yields of 4.30% and 4.63% and average assets of $140 million and $108 million for the corresponding periods in 1998. The increases in net yield are primarily a result of the termination of the program agreement with ADC in November 1998, whereby the Bank became entitled to all of the interest earned from the related portfolio. The increase in average assets reflects the significant growth in the Bank's credit card programs during 1998.

     The significant increases in the provision for loan losses for the quarter and six months ended June 30, 1999 reflects the significant growth in the portfolio in the latter half of 1998 and the increased delinquencies and current and estimated future charge-offs. Delinquencies at June 30, 1999 were 20.4% as compared to 11.2% at June 30, 1998 and credit card charge-offs for the six months ended June 30, 1999 totaled $68.3 million as compared to $9.2 million for the six months ended June 30, 1998. As a result of the increase in current delinquencies and charge-offs, estimated future charge-offs have increased significantly. Additionally, in the second quarter of 1999, as a result of a significant increase in delinquencies and estimated future charge-offs in the ADC portfolio, provisions for estimated loan losses increased to $37.6 million as compared to $15.2 million in the first quarter of 1999.

     Credit card fees increased to $9.8 million and $20.1 million for the quarter and six months ended June 30, 1999, respectively, as compared to $4.5 million and $6.6 million for the corresponding periods in 1998. Included in the credit card fees are origination and annual fees net of origination costs, which are deferred and amortized into income over a 12-month period, interchange fees, late payment fees and other ancillary fees. As a result of the wind down of the credit card programs, the remaining $0.9 million of unamortized deferred origination fees and costs are expected to be recognized or charged off during the third quarter of 1999, and no additional credit card origination fees or costs are expected to be created. The increases in credit card fees over the prior year periods are due to the growth of the credit card portfolio in the third and fourth quarters of 1998. Deferred origination fees and costs recognized during the quarter and six months ended June 30, 1999 were $3.4 million and $8.1 million, respectively, as compared to $1.7 million and $3.0 million for the corresponding periods in 1998.

     The increases in operating expenses in the quarter and six months ended June 30, 1999 as compared to the corresponding periods in 1998 were due primarily to increased servicing costs and legal expenses. Servicing costs increased $2.7 million and $8.2 million during the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998 due to the significant increases in the outstanding balances and delinquencies in the Bank's credit card portfolio. In addition, for the three and six months ended June 30, 1999 the Bank incurred $1.4 million and $1.9 million in legal expenses associated with litigation related to the termination of the MMG credit card program.

NET INTEREST INCOME

     The following tables present the primary determinants of net interest income for the periods indicated. For the purpose of this analysis, nonaccruing mortgage loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

                                                                             QUARTER ENDED JUNE 30,
                                            ----------------------------------------------------------------------------------------
                                                               1999                                        1998
                                            -------------------------------------------  -------------------------------------------
                                               AVERAGE                      AVERAGE         AVERAGE                      AVERAGE
                                                DAILY                        YIELD/          DAILY                        YIELD/
                                               BALANCE       INTEREST         RATE          BALANCE       INTEREST         RATE
                                            -------------  -------------  -------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
 Interest-earning assets:
   Mortgage and other loans ..............  $  2,289,135   $     43,150           7.54%  $  2,773,858   $     50,914           7.34%
   Credit card loans......................       296,649         12,659          17.07        144,544          3,309           9.16
   MBS....................................       347,992          5,139           5.91        758,732         11,597           6.11
   Investment securities .................       408,869          5,168           5.07        560,689          8,513           6.09
   Investment in FHLB stock ..............        45,102            544           4.84         61,964            902           5.84
                                            -------------  -------------                 -------------  -------------
 Total interest-earning assets ...........     3,387,747         66,660           7.87      4,299,787         75,235           7.00
                                                           -------------                                -------------
 Noninterest-earning assets ..............        86,267                                      149,383
                                            -------------                                -------------

 Total assets ............................  $  3,474,014                                 $  4,449,170
                                            =============                                =============

 Interest-bearing liabilities:
   Deposits:
    Checking..............................  $    377,946          1,166           1.24   $    347,472          1,029           1.19
    Savings...............................       119,711            852           2.85        122,811            920           3.00
    Certificates of deposits ("CDs")......     2,196,694         26,747           4.82      2,529,510         34,675           5.44
                                            -------------  -------------                 -------------  -------------
 Total deposits ..........................     2,694,351         28,765           4.28      2,999,793         36,624           4.90
 Borrowings ..............................       608,478          9,472           6.24      1,225,025         18,489           6.05
                                            -------------  -------------                 -------------  -------------

 Total interest-bearing liabilities.......     3,302,829         38,237           4.64      4,224,818         55,113           5.23
                                                           -------------                                -------------
 Noninterest-bearing liabilities..........        43,259                                       40,771
 Preferred stock issued by
   consolidated subsidiary................           272                                          272
 Stockholders' equity.....................       127,654                                      183,309
                                            -------------                                -------------

 Total liabilities and equity.............  $  3,474,014                                 $  4,449,170
                                            =============                                =============
 Net interest income; interest rate
   spread.................................                 $     28,423           3.23%                 $     20,122           1.77%
                                                           =============  =============                 =============  =============

 Net yield on interest-earning assets
    ("net interest margin") ..............                                        3.35%                                        1.86%
                                                                          =============                                =============
 Average nonaccruing mortgage loan
    balance included in average loan
    balance ..............................  $     10,224                                 $     23,022
                                            =============                                =============
 Net delinquent interest removed
    from interest income .................                 $        203                                 $        626
                                                           =============                                =============
 Reduction in net yield on
    interest-earning assets due to
    delinquent interest...................                                        0.02%                                        0.06%
                                                                          =============                                =============

                                                                           SIX MONTHS ENDED JUNE 30,
                                            ----------------------------------------------------------------------------------------
                                                               1999                                        1998
                                            -------------------------------------------  -------------------------------------------
                                               AVERAGE                      AVERAGE         AVERAGE                      AVERAGE
                                                DAILY                        YIELD/          DAILY                        YIELD/
                                               BALANCE       INTEREST         RATE          BALANCE       INTEREST         RATE
                                            -------------  -------------  -------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
 Interest-earning assets:
   Mortgage and other loans ..............  $  2,342,490   $     87,756           7.49%  $  2,792,078   $    102,977           7.37%
   Credit card loans......................       317,138         26,013          16.40        108,052          5,251           9.72
   MBS....................................       379,422         10,911           5.75        803,476         25,274           6.29
   Investment securities .................       353,598          9,032           5.12        484,044         14,631           6.10
   Investment in FHLB stock ..............        55,543          1,351           4.88         61,393          1,777           5.84
                                            -------------  -------------                 -------------  -------------
 Total interest-earning assets ...........     3,448,191        135,063           7.83      4,249,043        149,910           7.07
                                                           -------------                                -------------
 Noninterest-earning assets ..............        98,852                                      159,802
                                            -------------                                -------------

 Total assets ............................  $  3,547,043                                 $  4,408,845
                                            =============                                =============

 Interest-bearing liabilities:
   Deposits:
    Checking..............................  $    375,838          2,298           1.23   $    343,990          2,016           1.18
    Savings...............................       119,037          1,683           2.84        123,343          1,836           3.00
    CDs...................................     2,262,456         55,907           4.89      2,501,194         68,243           5.44
                                            -------------  -------------                 -------------  -------------
 Total deposits ..........................     2,757,331         59,888           4.36      2,968,527         72,095           4.90
 Borrowings ..............................       622,478         19,293           6.22      1,216,219         36,684           6.08
                                            -------------  -------------                 -------------  -------------

 Total interest-bearing liabilities.......     3,379,809         79,181           4.70      4,184,746        108,779           5.24
                                                           -------------                                -------------
 Noninterest-bearing liabilities..........        38,571                                       41,026
 Preferred stock issued by
   consolidated subsidiary................           272                                          272
 Stockholders' equity.....................       128,391                                      182,801
                                            -------------                                -------------

 Total liabilities and equity.............  $  3,547,043                                 $  4,408,845
                                            =============                                =============
 Net interest income; interest rate
 spread...................................                 $     55,882           3.13%                 $     41,131           1.83%
                                                           =============  =============                 =============  =============
 Net yield on interest-earning assets
    ("net interest margin") ..............                                        3.22%                                        1.91%
                                                                          =============                                =============
 Average nonaccruing mortgage loan
    balance included in average loan
    balance ..............................  $     13,160                                 $     22,097
                                            =============                                =============
 Net delinquent interest removed
    from interest income .................                 $        232                                 $      1,345
                                                           =============                                =============
 Reduction in net yield on
    interest-earning assets due to
    delinquent interest...................                                        0.01%                                        0.06%
                                                                          =============                                =============


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

                                                    QUARTER ENDED JUNE 30, 1999               SIX MONTHS ENDED JUNE 30, 1999
                                                     COMPARED TO JUNE 30, 1998                   COMPARED TO JUNE 30, 1998
                                                      FAVORABLE (UNFAVORABLE)                     FAVORABLE (UNFAVORABLE)
                                            -------------------------------------------  -------------------------------------------
                                               VOLUME           RATE           NET          VOLUME          RATE           NET
                                            -------------  -------------  -------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
Interest income:
   Mortgage and other loans...............  $     (9,116)  $      1,352   $     (7,764)  $    (16,866)  $      1,645   $    (15,221)
   Credit card loans......................         5,136          4,214          9,350         15,321          5,441         20,762
   MBS....................................        (6,090)          (368)        (6,458)       (12,354)        (2,009)       (14,363)
   Investment securities .................        (2,066)        (1,279)        (3,345)        (3,508)        (2,091)        (5,599)
   Investment in FHLB stock ..............          (220)          (138)          (358)          (156)          (270)          (426)
                                            -------------  -------------  -------------  -------------  -------------  -------------
Total interest income ....................       (12,356)         3,781         (8,575)       (17,563)         2,716        (14,847)
                                            -------------  -------------  -------------  -------------  -------------  -------------

Interest expense:
   Deposits:
     Demand deposits .....................           (93)           (44)          (137)          (193)           (89)          (282)
     Savings deposits ....................            23             45             68             60             93            153
     Time deposits .......................         4,249          3,679          7,928          5,991          6,345         12,336
                                            -------------  -------------  -------------  -------------  -------------  -------------
Total deposits ...........................         4,179          3,680          7,859          5,858          6,349         12,207
   Borrowings ............................         9,583           (566)         9,017         18,233           (842)        17,391
                                            -------------  -------------  -------------  -------------  -------------  -------------
Total interest expense ...................        13,762          3,114         16,876         24,091          5,507         29,598
                                            -------------  -------------  -------------  -------------  -------------  -------------
Increase (decrease) in net
   interest income .......................  $      1,406   $      6,895   $      8,301   $      6,528   $      8,223   $     14,751
                                            =============  =============  =============  =============  =============  =============


INCOME TAXES

         The Company's expected combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. The Company expects to generate additional deferred tax assets in 1999, primarily related to operating loss carryforwards and bad debt timing differences. As these deferred tax assets are anticipated to be fully offset by valuation allowances, the Company does not expect to record any tax expense or benefit in 1999.


FINANCIAL CONDITION

ASSET QUALITY

     Because over 85% of the Company's mortgage loan portfolio is secured by properties located in southern California, the performance of the Company's loans are particularly susceptible to the potential for declines in the southern California economy, such as increasing vacancy rates, declining rents, increasing interest rates, declining debt coverage ratios, and declining market values for multifamily and commercial properties. In addition, the possibility that borrowers may abandon properties or seek bankruptcy protection with respect to properties experiencing negative cash flow, particularly where such properties are not cross-collateralized by other performing assets, can also adversely affect the multifamily loan portfolio.

     During 1998, the Company significantly increased its primarily sub-prime credit card portfolio. The performance of the Bank's credit card portfolio may be adversely affected by a number of factors, including a national or regional economic slowdown or recession, an increase in the number of customers seeking protection under the bankruptcy laws, the effectiveness of the Company's collection efforts, and fraud or breaches of contracts by third parties or customers. In addition, because the portfolio is primarily sub-prime, the Bank will experience significantly higher delinquencies and charge-offs than those experienced by other credit card issuers whose portfolio's are not sub-prime.

   DELINQUENT LOANS

     The following tables present net delinquent loans at the dates indicated:

                                                                         QUARTERS ENDED
                                            -------------------------------------------------------------------------
                                               JUNE 30,       MARCH 31,    DECEMBER 31,  SEPTEMBER 30,     JUNE 30,
                                                1999            1999          1998           1998           1998
                                            -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
 Mortgage loan delinquencies by number of days:
    30 to 59 days.........................  $      6,087   $      5,026   $      6,556   $      8,706   $      6,401
    60 to 89 days.........................         2,264          4,001          4,936          4,776          4,647
    90 days and over......................         5,905         12,962         13,841         15,551         18,338
                                            -------------  -------------  -------------  -------------  -------------

      Total...............................  $     14,256   $     21,989   $     25,333   $     29,033   $     29,386
                                            =============  =============  =============  =============  =============

    As a percentage of outstanding balances:
      30 to 59 days.......................          0.27%          0.21%          0.27%          0.35%          0.24%
      60 to 89 days.......................          0.10           0.17           0.21           0.19           0.17
      90 days and over....................          0.26           0.55           0.57           0.61           0.69
                                            -------------  -------------  -------------  -------------  -------------

         Total............................          0.63%          0.93%          1.05%          1.15%          1.10%
                                            =============  =============  =============  =============  =============

 Credit card loan delinquencies by number of days:
    30 to 59 days.........................  $     15,666   $     12,801   $     19,609   $     26,892   $      9,187
    60 to 89 days.........................        13,940         10,485         15,391         10,606          5,419
    90 to 119 days........................        12,075         11,101         17,969          5,983          3,691
    120 to 149 days.......................         8,460         11,148         17,363          5,031          2,278
    150 days and over.....................         6,963          6,670          4,460          1,420          1,206
                                            -------------  -------------  -------------  -------------  -------------

      Total...............................  $     57,104   $     52,205   $     74,792   $     49,932   $     21,781
                                            =============  =============  =============  =============  =============
    As a percentage of outstanding
 balances:
      30 to 59 days.......................          5.60%          4.12%          5.60%          8.64%          4.73%
      60 to 89 days.......................          4.98           3.38           4.40           3.41           2.79
      90 to 119 days......................          4.31           3.57           5.13           1.92           1.90
      120 to 149 days.....................          3.02           3.59           4.96           1.62           1.17
      150 days and over...................          2.49           2.15           1.27           0.46           0.62
                                            -------------  -------------  -------------  -------------  -------------

         Total............................         20.40%         16.81%         21.36%         16.05%         11.21%
                                            =============  =============  =============  =============  =============
 Other loan delinquencies by number of days:
    30 to 59 days.........................  $        742   $      1,002   $      2,079   $        965   $        284
    60 to 89 days.........................           364            192            533            227            155
    90 days and over......................           160            175            414            294            349
                                            -------------  -------------  -------------  -------------  -------------

      Total...............................  $      1,266   $      1,369   $      3,026   $      1,486   $        788
                                            =============  =============  =============  =============  =============
    As a percentage of outstanding balances:
      30 to 59 days.......................          6.07%          8.79%          8.48%          3.69%          1.45%
      60 to 89 days.......................          2.98           1.69           2.18           0.87           0.79
      90 days and over....................          1.31           1.54           1.69           1.12           1.78
                                            -------------  -------------  -------------  -------------  -------------

         Total............................         10.36%         12.02%         12.35%          5.68%          4.02%
                                            =============  =============  =============  =============  =============

     Mortgage loan delinquencies continued to decline and were at historically low levels at June 30, 1999. Of the $14.3 million in mortgage loan delinquencies at June 30, 1999, $1.6 million, or 3.2% of the related loans, are loans on single family or 2 to 4 unit residences which have Veterans Administration ("VA") or Federal Housing Administration ("FHA") guarantees. As a result of the VA or FHA, guarantees no losses are expected from these loans.

     Credit card delinquencies increased $5.0 million as of June 30, 1999 as compared to March 31, 1999, primarily due to increases in delinquencies in the ADC portfolio. The increase in delinquencies in the ADC portfolio is the result of a number of factors, including conforming the contractual charge-off policy for the ADC portfolio to the Bank's charge-off policy, which increased the charge-off period from 150 to 180 days, the rise in delinquencies expected upon the cessation of origination's under the program in February 1999 and transitional difficulties associated with the transfer of the servicing of accounts from ADC to BPCS in April 1999. Total delinquencies for the ADC portfolio increased to 23.73% at June 30, 1999 from 12.28% at March 31, 1999.

     The following table presents the credit card loan portfolio by program at the dates indicated:

                                                                         QUARTERS ENDED
                                            -------------------------------------------------------------------------
                                               JUNE 30,       MARCH 31,    DECEMBER 31,  SEPTEMBER 30,     JUNE 30,
                                                1999            1999          1998           1998           1998
                                            -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
  MMG outstanding balances:
     Current..............................  $     95,145   $    105,133   $    116,431   $    132,855   $     78,446
     Delinquencies:
       30 to 59 days......................         6,291          6,064         11,810         19,486          4,419
       60 to 89 days......................         5,260          5,765         10,089          6,257          1,589
       90 to 119 days.....................         4,796          6,390         13,472          2,944            986
       120 to 149 days....................         3,942          7,689         14,660          2,304            338
       150 days and over..................         3,837          6,670          4,460          1,175              4
                                            -------------  -------------  -------------  -------------  -------------
          Total delinquencies.............        24,126         32,578         54,491         32,166          7,336
                                            -------------  -------------  -------------  -------------  -------------

     Total................................  $    119,271   $    137,711   $    170,922   $    165,021   $     85,782
                                            =============  =============  =============  =============  =============
     As a percentage of outstanding balances:
       30 to 59 days......................          5.27%          4.40%          6.91%         11.81%          5.15%
       60 to 89 days......................          4.41           4.19           5.90           3.79           1.85
       90 to 119 days.....................          4.02           4.64           7.88           1.78           1.15
       120 to 149 days....................          3.30           5.58           8.58           1.40           0.40
       150 days and over..................          3.22           4.84           2.61           0.71             --
                                            -------------  -------------  -------------  -------------  -------------

          Total...........................         20.22%         23.65%         31.88%         19.49%          8.55%
                                            =============  =============  =============  =============  =============
  ADC outstanding balances:
     Current..............................  $     98,701   $    122,989   $    129,450   $    107,099   $     82,506
     Delinquencies:
       30 to 59 days......................         8,212          5,529          6,603          6,755          4,610
       60 to 89 days......................         8,113          4,012          4,633          3,973          3,687
       90 to 119 days.....................         6,764          4,245          3,959          2,864          2,695
       120 to 149 days....................         4,487          3,431          2,699          2,727          1,940
       150 days and over..................         3,121             --             --            245          1,202
                                            -------------  -------------  -------------  -------------  -------------
          Total delinquencies.............        30,697         17,217         17,894         16,564         14,134
                                            -------------  -------------  -------------  -------------  -------------

     Total................................  $    129,398   $    140,206   $    147,344   $    123,663   $     96,640
                                            =============  =============  =============  =============  =============
     As a percentage of outstanding balances:
       30 to 59 days......................          6.35%          3.94%          4.48%          5.46%          4.77%
       60 to 89 days......................          6.27           2.86           3.14           3.21           3.82
       90 to 119 days.....................          5.23           3.03           2.69           2.32           2.79
       120 to 149 days....................          3.47           2.45           1.83           2.21           2.00
       150 days and over..................          2.41             --             --           0.20           1.24
                                            -------------  -------------  -------------  -------------  -------------

          Total...........................         23.73%         12.28%         12.14%         13.40%         14.62%
                                            =============  =============  =============  =============  =============
                                                                                                           (CONTINUED)

     (CONTINUED)

                                                                         QUARTERS ENDED
                                            -------------------------------------------------------------------------
                                               JUNE 30,       MARCH 31,    DECEMBER 31,  SEPTEMBER 30,     JUNE 30,
                                                1999            1999          1998           1998           1998
                                            -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
  Other credit card loans outstanding balances:
     Current..............................  $     28,959   $     30,273   $     29,405   $     21,365   $     11,590
     Delinquencies:
       30 to 59 days......................         1,163          1,208          1,196            651            158
       60 to 89 days......................           567            708            669            376            143
       90 to 119 days.....................           515            466            538            175             10
       120 to 149 days....................            31             28              4             --             --
       150 days and over..................             5             --             --             --             --
                                            -------------  -------------  -------------  -------------  -------------
          Total delinquencies.............         2,281          2,410          2,407          1,202            311
                                            -------------  -------------  -------------  -------------  -------------

     Total................................  $     31,240   $     32,683   $     31,812   $     22,567   $     11,901
                                            =============  =============  =============  =============  =============
     As a percentage of outstanding balances:
       30 to 59 days......................          3.72%          3.70%          3.76%          2.88%          1.33%
       60 to 89 days......................          1.81           2.17           2.10           1.67           1.21
       90 to 119 days.....................          1.65           1.43           1.69           0.77           0.08
       120 to 149 days....................          0.10           0.08           0.01             --             --
       150 days and over..................          0.01             --             --             --             --
                                            -------------  -------------  -------------  -------------  -------------

          Total...........................          7.29%          7.38%          7.56%          5.32%          2.62%
                                            =============  =============  =============  =============  =============


     The available credit on credit cards outstanding at June 30, 1999 was $20.6 million, $29.4 million and $9.7 million for MMG, ADC and other card programs, respectively.

   NONPERFORMING AND CLASSIFIED ASSETS

     All assets and ratios are reported net of specific reserves unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                                                         QUARTERS ENDED
                                            -------------------------------------------------------------------------
                                               JUNE 30,       MARCH 31,    DECEMBER 31,  SEPTEMBER 30,     JUNE 30,
                                                1999            1999          1998           1998           1998
                                            -------------  -------------  -------------  -------------  -------------
                                                                    (DOLLARS IN THOUSANDS)
Nonperforming Assets ("NPAs") by Type:
   NPLs...................................  $      6,412   $     13,137   $     14,372   $     16,884   $     20,450
   REO....................................         6,861          8,431          8,397         10,161          9,566
   Other repossessed assets...............           139            320            535            183            288
                                            -------------  -------------  -------------  -------------  -------------

     Total NPAs...........................  $     13,412   $     21,888   $     23,304   $     27,228   $     30,304
                                            =============  =============  =============  =============  =============

Number of REO properties..................            42             57             62             72             64
                                            =============  =============  =============  =============  =============

NPAs by Composition:
   Single family residences...............  $      6,586   $      9,761   $      8,923   $      8,594   $      8,408
   Multifamily 2 to 4 units...............           444          2,423          3,890          4,192          4,295
   Multifamily 5 units and over...........         4,504          7,061          7,709         11,917         14,800
   Commercial and other...................         1,951          2,705          2,590          2,730          2,914
   Consumer...............................           427            438            692            295            387
   REO valuation allowances...............          (500)          (500)          (500)          (500)          (500)
                                            -------------  -------------  -------------  -------------  -------------
     Total NPAs...........................        13,412         21,888         23,304         27,228         30,304
   Total troubled debt restructurings
     ("TDRs").............................        31,255         48,020         48,018         47,222         44,990
                                            -------------  -------------  -------------  -------------  -------------

     Total TDRs and NPAs..................  $     44,667   $     69,908   $     71,322   $     74,450   $     75,294
                                            =============  =============  =============  =============  =============

Classified Assets:
   NPAs...................................  $     13,412   $     21,888   $     23,304   $     27,228   $     30,304
   Performing classified loans ...........        83,423         88,623        108,355         87,401         92,390
   Other classified assets................           889          1,242          1,426          3,999          3,782
                                            -------------  -------------  -------------  -------------  -------------

     Total classified assets..............  $     97,724   $    111,753   $    133,085   $    118,628   $    126,476
                                            =============  =============  =============  =============  =============

Classified Asset Ratios:
   NPLs to total assets...................          0.19%          0.37%          0.39%          0.44%          0.48%
   NPLs to total loans....................          0.26%          0.51%          0.54%          0.61%          0.73%
   NPAs to total assets...................          0.41%          0.62%          0.63%          0.71%          0.71%
   TDRs to total assets...................          0.95%          1.35%          1.29%          1.23%          1.05%
   NPAs and TDRs to total assets..........          1.35%          1.97%          1.92%          1.95%          1.76%
   Classified assets to total assets......          2.96%          3.15%          3.59%          3.10%          2.95%
   REO to NPAs............................         51.16%         38.52%         36.03%         37.32%         31.57%
   NPLs to NPAs...........................         47.81%         60.02%         61.67%         62.01%         67.48%


     Total classified assets decreased $14.0 million from March 31, 1999, to $97.7 million at June 30, 1999. This decrease was primarily due to a $8.5 million decrease in NPAs and $5.6 million decrease in classified mortgage loans. These decreases reflect the continuing improvement in the performance of the Bank's mortgage loan portfolio, including improvements in the underlying income properties of the multifamily portfolio. Credit card accounts over 90 days past due are included as performing classified loans in the above table.

   ALLOWANCE FOR ESTIMATED LOAN AND REO LOSSES

     The following table summarizes the activity in the Bank's allowances for estimated loan and REO losses:

                                                              QUARTER ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------  ----------------------------
                                                                1999          1998           1999           1998
                                                           -------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
Balance at beginning of period...........................  $     80,811   $     55,591   $    109,198   $     55,993
                                                           -------------  -------------  -------------  -------------
   Charge-offs...........................................       (30,473)        (2,342)       (73,701)        (8,952)
   Recoveries............................................         1,815          1,908          2,502          3,897
                                                           -------------  -------------  -------------  -------------
     Net charge-offs.....................................       (28,658)          (434)       (71,199)        (5,055)
   Provision:
     Estimated loan losses...............................        31,800          4,250         44,800          6,250
     REO.................................................           125             10            139             73
   Net change in cash reserves(1)........................           552          1,846          1,692          4,002
                                                           -------------  -------------  -------------  -------------

Balance at end of period.................................  $     84,630   $     61,263   $     84,630   $     61,263
                                                           =============  =============  =============  =============
Ratio of net charge-offs during the period to
  average loans outstanding..............................          1.11%          0.01%          2.68%          0.17%

--------------------
(1) Net change in cash reserves includes fundings, repurchases and transfers from credit card marketers.


     The following table presents loan and REO charge-offs and recoveries for the periods indicated:

                                                              QUARTER ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------  ----------------------------
                                                                1999          1998           1999           1998
                                                           -------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
 Charge-offs:
    Single family........................................  $        341   $        354   $        533   $        797
    Multifamily loans:
      2 to 4 units.......................................            35            392            302            909
      5 to 36 units......................................           589          1,115          1,107          5,313
      37 units and over..................................           285            431            285          1,548
    Commercial and industrial............................            33             50          1,187            385
    Credit card loans....................................        28,391             --         67,775             --
    Other loans..........................................           799             --          2,512             --
                                                           -------------  -------------  -------------  -------------

 Total charge-offs.......................................  $     30,473   $      2,342   $     73,701   $      8,952
                                                           =============  =============  =============  =============
 Recoveries:
    Single family........................................  $        446   $        590   $        521   $      1,001
    Multifamily loans:
      2 to 4 units.......................................            22            326            169            545
      5 to 36 units......................................           146            945            266          2,038
      37 units and over..................................           168             (3)           168            263
    Commercial and industrial............................           398             50            398             50
    Credit card loans....................................           635             --            980             --
                                                           -------------  -------------  -------------  -------------

 Total recoveries........................................  $      1,815   $      1,908   $      2,502   $      3,897
                                                           =============  =============  =============  =============

     In addition to reserves established by the Bank, cash reserves have been provided by credit card affinity marketers under the credit enhancement programs which are utilized to purchase accounts from the Bank after the accounts reach a certain delinquent status. At June 30, 1999 and 1998, cash reserves were $2.5 million and $8.3 million, respectively, and were recorded as deposits on the Company's statements of financial condition. Accounts purchased from cash reserves during the first six months of 1999 and 1998 totaled $1.5 million and $8.4 million, respectively and are not included in the above table.

     The following table sets forth the allowance for estimated loan and REO losses at the dates indicated:

                                                                         QUARTERS ENDED
                                            -------------------------------------------------------------------------
                                               JUNE 30,       MARCH 31,    DECEMBER 31,  SEPTEMBER 30,     JUNE 30,
                                                1999            1999          1998           1998           1998
                                            -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
Loans:
   Allowance for Loan and Lease
     Losses ("ALLL") .....................  $     75,414   $     70,606   $     98,229   $     88,500   $     36,088
   SVA....................................         5,681          7,292          7,942         10,522         15,800
                                            -------------  -------------  -------------  -------------  -------------
     Total ALLL and SVA...................        81,095         77,898        106,171         99,022         51,888
   Cash reserves..........................         2,467          1,915          1,888          7,656          8,334
                                            -------------  -------------  -------------  -------------  -------------
     Total loan allowances and cash
       reserves...........................        83,562         79,813        108,059        106,678         60,222
REO valuation allowances..................         1,068            998          1,139          1,032          1,041
                                            -------------  -------------  -------------  -------------  -------------

Total allowances and cash reserves........  $     84,630   $     80,811   $    109,198   $    107,710   $     61,263
                                            =============  =============  =============  =============  =============

Selected ratios:
   Total allowances to net loans and REO..          3.33%          3.03%          3.94%          3.77%          2.12%
   Total ALLL and cash reserves to:
     Net loans............................          3.08%          2.73%          3.62%          3.38%          1.31%
     Net NPLs.............................       1246.89%        552.04%        696.61%        573.28%        217.22%
     Net loans and REO....................          3.09%          2.74%          3.63%          3.38%          1.55%
     Net NPAs.............................        591.73%        333.61%        431.75%        356.44%        148.24%
     Total assets.........................          2.38%          2.06%          2.71%          2.53%          1.05%


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

                                                                               TO BE CATEGORIZED
                                                                                 AS ADEQUATELY               TO BE CATEGORIZED
                                                       ACTUAL                     CAPITALIZED               AS WELL CAPITALIZED
                                            ----------------------------  ----------------------------  ----------------------------
                                                AMOUNT         RATIO          AMOUNT         RATIO         AMOUNT          RATIO
                                            -------------  -------------  -------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
AS OF JUNE 30, 1999:
  Total capital (to risk-weighted
    assets)...............................  $    172,410           9.05%  $    152,460           8.00%  $    190,575          10.00%
  Core capital (to adjusted tangible
    assets)...............................       147,951           4.51         98,494           3.00        164,157           5.00
  Tangible capital (to tangible
    assets)...............................       147,951           4.51         49,247           1.50                 N/A
  Core capital (to risk-weighted
    assets)...............................       147,951           7.76                  N/A                 114,345           6.00
AS OF JUNE 30, 1998:
  Total capital (to risk-weighted
    assets)...............................       248,730          10.78        184,636           8.00        230,795          10.00
  Core capital (to adjusted tangible
    assets)...............................       219,791           5.15        128,104           3.00        213,507           5.00
  Tangible capital (to tangible
    assets)...............................       219,791           5.15         64,052           1.50                 N/A
  Core capital (to risk-weighted
    assets)...............................       219,791           9.52                  N/A                 138,477           6.00

     The following table reconciles the Company's stockholders' equity to the Bank's tangible, core and risk-based capital at the dates indicated:

                                                             TANGIBLE         CORE        RISK-BASED
                                                              CAPITAL        CAPITAL        CAPITAL
                                                           -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
      AS OF JUNE 30, 1999:
        Consolidated stockholders' equity................  $    110,894   $    110,894   $    110,894
        Adjustments:
          Fidelity's preferred stock.....................        51,750         51,750         51,750
          Bank Plus equity excluding Fidelity............        (7,186)        (7,186)        (7,186)
                                                           -------------  -------------  -------------
        Fidelity's stockholders' equity..................       155,458        155,458        155,458
        Accumulated other comprehensive loss.............         5,807          5,807          5,807
        Adjustments:
          Intangible assets..............................       (13,310)       (13,310)       (13,310)
          Excess ALLL....................................            --             --         24,459
          Nonincludable subsidiaries.....................            (4)            (4)            (4)
                                                           -------------  -------------  -------------

      Regulatory capital.................................  $    147,951   $    147,951   $    172,410
                                                           =============  =============  =============
      AS OF JUNE 30, 1998:
        Consolidated stockholders' equity................  $    185,196   $    185,196   $    185,196
        Adjustments:
          Fidelity's preferred stock.....................        51,750         51,750         51,750
          Bank Plus equity excluding Fidelity............        (5,105)        (5,105)        (5,105)
                                                           -------------  -------------  -------------
        Fidelity's stockholders' equity..................       231,841        231,841        231,841
        Accumulated other comprehensive loss.............         3,190          3,190          3,190
        Adjustments:
          Intangible assets..............................       (15,227)       (15,227)       (15,227)
          Excess ALLL....................................            --             --         28,939
          Nonincludable subsidiaries.....................           (13)           (13)           (13)
                                                           -------------  -------------  -------------

      Regulatory capital.................................  $    219,791   $    219,791   $    248,730
                                                           =============  =============  =============


     As of June 30, 1999, the Bank was "adequately capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. As of June 30, 1999, the most constraining of the capital ratio measurements under the PCA requirements was core capital to adjusted tangible assets which had an excess of $16.6 million above the minimum level required to be considered adequately capitalized. The Bank's capital levels and classification are subject to periodic review by federal banking regulators as to components, risk-weightings and other factors. There are no conditions or events since June 30, 1999 that management believes have changed the Bank's category.


LIQUIDITY

     The Bank derives funds from deposits, FHLB advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. In addition, funds are generated from loan payments and payoffs as well as from the sale of loans and investments.

   DEPOSITS

     The largest source of funds for the Bank is deposits. Customer deposits are insured by the FDIC to the maximum amount permitted by law. At June 30, 1999, the Bank had deposits of $2.6 billion. The following table presents the distribution of deposit accounts at the dates indicated:

                                                              JUNE 30,     DECEMBER 31,     JUNE 30,
                                                                1999           1998           1998
                                                           -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
   Checking accounts.....................................  $    366,459   $    380,292   $    341,607
   Passbook accounts.....................................        58,397         56,836         57,909
   Money market savings accounts.........................        58,906         56,451         64,163
                                                           -------------  -------------  -------------
      Total transaction accounts.........................       483,762        493,579        463,679
                                                           -------------  -------------  -------------
   CDs:
      Less than $100,000.................................     1,539,946      1,795,000      1,745,926
      Greater than $100,000..............................       594,553        633,952        845,566
                                                           -------------  -------------  -------------
        Total CDs........................................     2,134,499      2,428,952      2,591,492
                                                           -------------  -------------  -------------

   Total deposits........................................  $  2,618,261   $  2,922,531   $  3,055,171
                                                           =============  =============  =============

   Weighted average interest rate on deposits............          4.16%          4.53%          4.84%
                                                           =============  =============  =============


     There were no brokered deposits outstanding at the dates indicated above.

     The following table provides information with regards to the Bank's most recent quarterly experience in the levels of and pricing of CDs for the period indicated:

                                                                                            WEIGHTED AVERAGE RATE
                                                                                         ----------------------------
                                                NET            NEW OR                        NET           NEW OR
                                             WITHDRAWALS      RENEWED      NET CHANGE     WITHDRAWALS      RENEWED
                                            -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
 CDs maturing in quarter ended:
     June 30, 1998........................  $    547,750   $    617,404   $     69,654           5.26%          5.24%
     September 30, 1998...................       611,217        591,719        (19,498)          5.41           5.06
     December 31, 1998....................       579,887        436,875       (143,012)          5.43           4.30
     March 31, 1999.......................       695,261        532,999       (162,262)          5.15           4.18
     June 30, 1999........................       584,454        452,263       (132,191)          5.08           4.33

     The distribution of certificate accounts by date of maturity is an important indicator of the relative stability of a major source of funds. Longer term certificate accounts generally provide greater stability as a source of funds, but currently entail greater interest costs than passbook accounts. The following tables summarize certificate accounts by maturity and weighted average rate at June 30, 1999:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               AMOUNT          RATE
                                                           -------------  -------------
                                                             (DOLLARS IN THOUSANDS)
Matures in quarter ended:
  September 30, 1999.....................................  $    521,657            5.01%
  December 31, 1999......................................       381,616            4.69
  March 31, 2000.........................................       568,349            4.67
  June 30, 2000..........................................       380,146            4.52
  September 30, 2000.....................................        87,562            4.35
  December 31, 2000......................................       125,972            4.32
  March 31, 2001.........................................        11,887            4.78
  June 30, 2001 and after................................        57,310            5.52
                                                           -------------

     Total CDs...........................................  $  2,134,499            4.72%
                                                           =============


   BORROWINGS

     The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated:

                                                              JUNE 30,     DECEMBER 31,     JUNE 30,
                                                                1999          1998            1998
                                                           -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
FHLB advances:
   Fixed rate advances...................................  $    495,000   $    585,000   $    785,000
   Floating rate advances................................            --             --        175,000
                                                           -------------  -------------  -------------
    Total FHLB advances..................................       495,000        585,000        960,000
Other borrowings:
   Senior notes..........................................        51,478         51,478         51,478
                                                           -------------  -------------  -------------

Total borrowings.........................................  $    546,478   $    636,478   $  1,011,478
                                                           =============  =============  =============

Weighted average interest rate on all borrowings.........          6.18%          6.20%          6.08%
                                                           =============  =============  =============
Percent of total borrowings to total liabilities and
   stockholders' equity..................................         16.57%         17.15%         23.60%
                                                           =============  =============  =============


   UNDRAWN SOURCES

     The Company maintains other sources of liquidity to draw upon, which at June 30, 1999 include (a) a line of credit with the FHLB with $163.0 million available, (b) $114.6 million in unpledged securities available to be placed in reverse repurchase agreements or sold and (c) $493.0 million of unpledged loans, some of which would be available to collateralize additional FHLB or private borrowings, or to be securitized.

   CONTINGENT OR POTENTIAL USES OF FUNDS

     The Bank had commitments to fund $4.6 million of loans at June 30, 1999 and unused lines of credit related to credit card loans and other credit lines totaled $103.4 million at June 30, 1999.

   LIQUIDITY

     The regulatory required average daily balance of liquid assets is 4.0% of the liquidity base, which is based on a quarterly average. The Bank's quarterly average regulatory liquidity ratio was 18.4% and 26.0% for the six months ended June 30, 1999 and 1998, respectively.

   HOLDING COMPANY LIQUIDITY

     At June 30, 1999, Bank Plus had cash and cash equivalents of $1.5 million. Bank Plus has no material potential cash producing operations or assets other than its investments in Fidelity, Gateway and BPCS. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity, Gateway and BPCS in order to fund its cash needs, including its payment obligations on its $51.5 million senior notes.

     The February and May 1999 senior note interest payments were funded by preferred stock dividends from Fidelity and cash on hand at Bank Plus. The liquidity for the interest payments for the remainder of 1999 is expected to be provided by current liquidity at Bank Plus, currently projected dividends from Gateway and BPCS and preferred stock dividends from Fidelity. The preferred stock dividends from Fidelity are anticipated to provide substantially all of the funds necessary to make the interest payments on the senior notes.

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

     The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of June 30, 1999. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                            AS OF JUNE 30, 1999
                                                                           MATURITY OR REPRICING
                                            ----------------------------------------------------------------------------------------
                                               WITHIN 3        4-12            1-5           6-10         OVER 10
                                                MONTHS        MONTHS          YEARS          YEARS         YEARS           TOTAL
                                            -------------  -------------  -------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Cash and cash equivalents...............  $    276,952   $         --   $         --   $         --   $         --   $    276,952
  Investment securities (1) (2)...........        34,499          1,117             --             --             --         35,616
  MBS (1).................................       147,203            871             --             --        244,203        392,277
  Loans receivable:
    Adjustable rate mortgages ("ARMs")
      and other adjustables (3)...........     1,937,325        262,750         47,407          8,247            512      2,256,241
    Fixed rate loans......................       141,246            325          5,234         13,833        125,058        285,696
                                            -------------  -------------  -------------  -------------  -------------  -------------
      Total gross loans receivable........     2,078,571        263,075         52,641         22,080        125,570      2,541,937
                                            -------------  -------------  -------------  -------------  -------------  -------------

Total interest-earning assets.............     2,537,225        265,063         52,641         22,080        369,773   $  3,246,782
                                            -------------  -------------  -------------  -------------  -------------  =============
Interest-bearing liabilities:
  Deposits:
    Checking and savings accounts (4).....       424,856             --             --             --             --   $    424,856
    Money market accounts (4).............        58,906             --             --             --             --         58,906
    Fixed maturity deposits:
      Retail customers....................       521,657      1,330,098        266,726         15,753            252      2,134,486
      Wholesale customers.................            --             13             --             --             --             13
                                            -------------  -------------  -------------  -------------  -------------  -------------
        Total deposits....................     1,005,419      1,330,111        266,726         15,753            252      2,618,261
                                            -------------  -------------  -------------  -------------  -------------  -------------
  Borrowings:
    FHLB advances.........................            --         20,000        475,000             --             --        495,000
    Other.................................            --             --             --         51,478             --         51,478
                                            -------------  -------------  -------------  -------------  -------------  -------------
      Total borrowings....................            --         20,000        475,000         51,478             --        546,478
                                            -------------  -------------  -------------  -------------  -------------  -------------

Total interest-bearing liabilities........     1,005,419      1,350,111        741,726         67,231            252   $  3,164,739
                                            -------------  -------------  -------------  -------------  -------------  =============

Repricing Gap.............................  $  1,531,806   $ (1,085,048)  $   (689,085)  $    (45,151)  $    369,521
                                            =============  =============  =============  =============  =============

Gap to total assets.......................         46.45%        (32.91)%       (20.90)%        (1.37)%        11.21%

Cumulative Gap to Total Assets............         46.45%         13.55%         (7.35)%        (8.72)%         2.49%

(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) Investment securities include FHLB stock of $34.5 million.
(3) ARMs are primarily in the shorter categories as they are subject to interest rate adjustments.
(4) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.


     The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of ARM loans. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. ARM loans comprised 94% of the total mortgage loan portfolio at June 30, 1999 and 93% of ARMs in the mortgage loan portfolio are indexed to the FHLB Eleventh District Cost of Funds Index ("COFI"). The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months. Thus, in a rising rate environment there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, net interest income will be positively affected.

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

   MARKET RISK

     The Bank's Asset Liability Committee, which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value and net interest income. A primary purpose of the Company's asset/liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on net portfolio value and net interest income. There has been no significant change in interest rate risk since December 31, 1998.


YEAR 2000

     The Company utilizes computer software programs, systems and devices with embedded microchips ("Systems") throughout the organization to support its operations. Corrective action was necessary to insure that these systems would be able to correctly interpret and process dates into 2000. The Company inventoried and analyzed its Systems to determine which required modification, upgrade, or replacement.

     The Company established a Y2K project office to provide business units with the support, guidance, and project management expertise to ensure that the Company meets its Y2K objectives. The Y2K project office ensures that the Company complies with the guidelines established by the Federal Financial Institutions Examinations Council ("FFIEC") regarding regulatory requirements on how financial institutions prepare for the Y2K. The Company also engaged an independent third party to provide Y2K subject matter expertise.

   PROJECT'S STATE OF READINESS

     The Y2K project consisted of two major phases. Phase I was the installation of upgrades to mission critical Systems to make them Y2K compliant. Phase II was the testing of mission critical Systems using future dates to certify the systems as Y2K compliant. Both Phase I and Phase II have been completed. After the completion of Phase II, the Company entered the quality assurance period which includes the testing of non-critical future dates, certification of non mission critical Systems, and the monitoring and maintenance of all Systems to ensure they remain compliant.

     Phase I of the project was completed in October 1998 with the upgrade of the Company's deposit servicing Systems, as well as the Company's accounts payable and general ledger applications. All Systems upgraded during Phase I have been successfully migrated into the Company's production environment. Additionally, the Company's mission critical embedded Systems and mission critical applications that run on distributed platforms have been renovated and validated for Y2K compliance.

     Phase II of the project was completed in March 1999. Phase II consisted of testing and validating the Company's mission critical Systems using future dates. The Company's internal testing strategy included the thirteen future dates recommended by the FFIEC plus additional dates that are believed to be important for certain applications.

     The quality assurance period was initiated in April 1999 and will continue until January 2000. In June 1999, the Company completed the future date testing of all internal and external mission critical Systems. This milestone included testing the internal mission critical Systems with all remaining Y2K dates. This substantiated all of the Company's mission critical Systems as Y2K compliant.

     The quality assurance phase will also include the certification of the Company's non mission critical Systems by the end of the third quarter. Additionally, policies and procedures have been implemented to ensure that the Systems that have been certified as Y2K compliant remain compliant. Throughout the remainder of 1999, the Company will maintain and test its systems to ensure that they remain Y2K compliant.

   CUSTOMER AWARENESS AND RISK MANAGEMENT PLANS

     The Company implemented a Y2K customer awareness plan to address Y2K issues raised by customers. As part of this plan, the Company distributed a project status update in the June 1999 deposit account statements. A risk management plan was developed to address risks posed by the Company's material customers. Both of these plans were developed in accordance with the FFIEC guidelines and are being reviewed and updated each quarter or as required.

   CASH MANAGEMENT PLAN

     The Company has developed a cash management plan to address customers' year-end cash requirements. As part of this plan, the Company is tracking and monitoring the cash outflow and taking steps to ensure that adequate cash is available should there be increases in the cash outflow. The plan will be updated at least quarterly or as required throughout the remainder of 1999.

   ESTIMATED Y2K PROJECT COSTS

     The total Y2K project budget is $6.3 million. A significant portion of this budget is for the staffing of technology and support personnel to implement the required modifications and upgrades. Additional personnel are also required to perform the system testing, produce testing documentation, and prepare contingency plans required by the FFIEC. As of June 30, 1999, the Company had incurred Y2K related expenses of $5.6 million. It is anticipated that total Y2K expenses will be within the budgeted amount.

   CONTINGENCY PLANS

     The FFIEC requires the development of remediation and business resumption contingency plans. Remediation contingency plans are initiated if the Company fails to successfully complete renovation, validation, or implementation of a mission-critical system. Business resumption plans are initiated if business interruptions occur during the Y2K event. The contingency plans are designed to provide for the continuation of the Company's critical business functions should such interruptions occur.

     The interagency statement established June 30, 1999 as the date by which the Y2K contingency plans were to be substantially complete. The contingency plans have been written, independently reviewed, and tested. Senior level management and the Board of Directors provided the final approval on the plans in July.

   RISK FACTORS

     The Company utilizes the Systems and services of a number of third parties. The failure of a key third-party service provider could result in a material business interruption. The Company is closely monitoring the Y2K progress of the Company's third-party vendors. Additional expenses and delays may be incurred if future date testing or further analysis reveals test exceptions that require additional system renovations, system replacement, or the selection of another third-party vendor.

     Unknown expenses and consequences may result if it becomes necessary to execute elements of the Company's Y2K contingency plans. Although the Company has given the Y2K project a high priority and management believes that Y2K compliance will be achieved with minimal disruption, there are no assurances that the Company will be successful in addressing Y2K issues within this estimated timeframe or budget.


                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

   MMG CREDIT CARD LITIGATION

     In November 1997, the Bank entered into a credit card marketing relationship with MMG pursuant to which MMG was to solicit members of certain agreed-upon affinity groups to become credit card holders. The Bank was to contract for the provision of or provide credit card servicing and other related functions. MMG and the Bank were to share equally in program profits and losses. In late summer and fall of 1998, disputes arose between the parties. The Bank asserted that MMG had improperly induced it to enter into the contract relationship by material misrepresentations. The Bank further asserted that MMG had breached its contract by, among other things, engaging in regulatory violations and engaging in conduct which violated rules pertaining to MasterCard issuance.

     On September 8, 1998 the Bank instituted an arbitration proceeding in Los Angeles based upon such claims, entitled IN THE MATTER OF ARBITRATION BETWEEN FIDELITY FEDERAL BANK AND MMG DIRECT, INC., American Arbitration Association No. 72 147 01072 98. In the latter part of September 1998 the Bank sent MMG an accounting for program losses and a demand for payment and, further, advised MMG of its intent to audit MMG's books and records pursuant to a contract provision expressly entitling the Bank to do so. MMG refused to make any payment to the Bank for program losses and denied access to the Bank's appointed auditors. In October 1998 the Bank reasserted MMG's defaults and terminated the MMG contract.

     Thereafter, on October 14, 1998 MMG filed an Original Petition and Request for Injunctive Relief in the County Court at Law No. 5, Dallas County, Texas entitled MMG DIRECT, INC., PLAINTIFF v. FIDELITY FEDERAL BANK, FSB, DEFENDANT, Case No. 98-10086-E (the "MMG DIRECT, INC. case"). This lawsuit purported to state a number of claims, including fraud in the inducement, breach of contract, common law fraud, negligent misrepresentation, accounting and constructive trust, and sought injunctive relief and damages based upon various asserted misrepresentations and omissions and failures to perform and breaches of contract attributed to the Bank. The Bank removed this case to the United States District Court and filed a motion to dismiss which was granted.

     MMG also on December 8, 1998 filed a third-party claim against the Bank in a case brought by one of its purported creditors. That suit is entitled TIM MCCARTHY ADVERTISING, INC., PLAINTIFF v. MMG DIRECT, INC., DEFENDANT; MMG DIRECT, INC. THIRD-PARTY PLAINTIFF v. FIDELITY FEDERAL BANK, FSB, THIRD-PARTY DEFENDANT, No. 98-11717-E in the County Court at Law No. 5, Dallas County, Texas (the "MCCARTHY case"). In this lawsuit MMG asserted that the Bank was obligated to indemnify MMG against McCarthy's claims under partnership and other theories. The Bank moved to abate MMG's third-party complaint pending arbitration. The Court granted the Bank's motion to abate.

     On March 15, 1999 MMG filed a third-party petition against the Bank filed in the District Court, 116th Judicial district, Dallas County, Texas, Cause No. DV-99-01269, entitled REVELATION CORPORATION OF AMERICA, PLAINTIFF v. MMG DIRECT, INC., DEFENDANT AND THIRD PARTY PLAINTIFF v. FIDELITY FEDERAL BANK, FSB, THIRD PARTY DEFENDANT (the "REVELATION case"). The allegations in MMG's third-party petition in this action mirror many of the allegations and claims in the MMG DIRECT, INC. case, although several of those allegations have been modified and expanded. The Bank has filed a motion to dismiss this case; a ruling on the motion is pending.

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

     Following the granting of the Bank's motion to compel arbitration a date was set for commencement of arbitration hearings in late May of 1999. During approximately twenty arbitration hearing days in the period from May 20, 1999 through July 23, 1999, Fidelity presented its case against MMG and its defense to MMG's claims, which asserted essentially the same claims that it asserted in the various lawsuits in Texas, and MMG presented its case against Fidelity and its defense to Fidelity's claims. Post-arbitration briefing has been completed and a decision by the arbitrator is expected in September 1999. In addition to monetary damages for MMG's asserted fraud and breach of contract, the Bank has requested declaratory relief that the contracts between the parties be terminated, declaratory relief that the Bank has no further obligations or duties to MMG, a declaration that the arbitration proceedings have disposed of all disputes between the parties, so as to preclude any further attempts by MMG to litigate in the Texas courts, and a recovery of attorneys' fees. The Bank believes that its affirmative and defensive claims were vigorously presented, but cannot predict the decision of the arbitrator.

   ADC CREDIT CARD LITIGATION

     Sixty-one lawsuits, on behalf of approximately 130 individual plaintiffs, and 2 purported class actions, are pending in state and federal courts in the State of Alabama against Fidelity and, in most instances, ADC, Bank Plus, and various manufacturers and distributors of consumer appliances. In addition, the Bank and Bank Plus have recently been sued in a state court in the State of Mississippi on behalf of 26 individual plaintiffs, and the Bank has recently been sued in a state court in the State of West Virginia on behalf of one individual plaintiff (the West Virginia case has been removed to a Federal Court in that state). All of these cases arise out of the affinity credit card program between the Bank and ADC in which independent third-party distributors sold consumer appliances door-to-door, and concurrently offered the consumer an opportunity to apply for a credit card issued by the Bank and use the card to pay for the appliance.

     The plaintiffs in the litigation are cardholders who allege, generally, that misrepresentations were made to them in connection with their purchases of the consumer appliances and applications for credit card accounts, including misrepresentations with respect to the nature and cost of financing such purchases through credit cards issued by the Bank. The Bank believes that it has substantial legal defenses to these claims in that it did not control, direct, or otherwise have any dealings with the sales people who allegedly made such misrepresentations, and the terms of the credit cards were disclosed. Most of the cases are in discovery.

     The Bank is a beneficiary of agreements in which ADC and the distributors of the consumer appliances covenanted to indemnify and defend the Bank against potential claims relating to the program. The Bank believes that the claims of the plaintiffs are within the scope of the indemnity and defense covenants, and the Bank has demanded that ADC and the distributors indemnify the Bank and provide a defense. Since the commencement of these cases ADC has performed its obligation to provide a defense to the Bank. However, so far as is known, ADC is no longer actively in business, and uncertainty exists as to ADC's financial ability to indemnify or continue to provide a defense to the Bank. Thus far the distributors have either not responded to the Bank's demands for indemnity and defense, denied such demands, or declined to respond until such time as the distributors have had additional opportunity to investigate the claims. The Bank is evaluating its options for enforcing its rights with respect to the distributors including any rights the distributors may have under applicable insurance policies.

   PURPORTED CLASS ACTION LITIGATION

     On October 19, 1998 a purported class action was filed against the Company and its current and immediately preceding chief executive officers. The case was originally entitled HOWARD GUNTY PROFIT SHARING PLAN, BOTH INDIVIDUALLY AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED, PLAINTIFFS v. RICHARD M. GREENWOOD, MARK K. MASON, BANK PLUS CORPORATION, AND DOES 1 THROUGH 50, INCLUSIVE, DEFENDANTS, Los Angeles Superior Court, Central Judicial District, Case No. BC199336. This action originally alleged that the Company failed to make adequate public disclosure concerning losses in the Bank's credit card operations during the period from August 14, 1998 (when the Company filed its quarterly report on Form 10-Q for the second quarter) through September 22, 1998 (when the Company issued a press release concerning its credit card losses). An amended complaint was filed in the Los Angeles Superior Court, Central Judicial District, Case No. BC199336, entitled HOWARD GUNTY PROFIT SHARING PLAN AND ROBERT E. YELIN, BOTH INDIVIDUALLY AND ON BEHALF OF THE YELIN FAMILY TRUST U/A, BOTH INDIVIDUALLY AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED, PLAINTIFFS, v. RICHARD M. GREENWOOD, MARK K. MASON, BANK PLUS CORPORATION, AND DOES 1 THROUGH 50, INCLUSIVE. The amended complaint purports to expand the class period to extend from March 30, 1998 through September 22, 1998. The complaint includes claims for negligent misrepresentation, common law fraud, statutory fraud and violations of the California Corporations Code. The Company accepted service of the complaint on June 21, 1999 and has until August 26, 1999 to file a responsive pleading. It is the Company's view that certain of the claims asserted in the complaint are legally deficient and that none of the claims asserted by the plaintiffs have merit.

   SETTLEMENT OF ADJUSTABLE RATE MORTGAGE LITIGATION

     The Bank was named a defendant in several individual and class actions brought by several borrowers, which raised claims with respect to the manner in which the Bank serviced certain adjustable rate mortgages which were originated during the period 1983 through 1988. The plaintiffs' principal claim in these actions was that the Bank selected an inappropriate review date to consult the index upon which the rate adjustment was based that was one or two months earlier than what was required under the notes. In a declining interest rate environment, the lag effect of an earlier review date defers the benefit to the borrower of such decline, and the reverse would be true in a rising interest rate environment. All but one of these cases were dismissed or concluded in favor of the Bank prior to this year. The parties to the one remaining suit, MONICA J. HUBBARD, FORMERLY KNOWN AS MONICA J. ROEGLER, ON BEHALF OF HERSELF AND OTHERS SIMILARLY SITUATED, PLAINTIFF v. FIDELITY FEDERAL BANK, A FEDERAL SAVINGS BANK, Case No. Civil No. 92-3939 MRP (Ex), entered into a stipulation of settlement dated April 1, 1999, which was filed with the Court on April 14, 1999. Notices were mailed to class members and published, and the court gave final approval to the settlement on July 12, 1999. Under the settlement, the Bank admitted no fault, wrongdoing, or liability whatsoever, but agreed to contribute $0.6 million to a settlement fund.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on April 28, 1999, the stockholders elected Victor H. Indiek and Robert W. Medearis to the Board of Directors of Bank Plus to serve for three year terms. Of the 19,408,449 share of Common Stock outstanding as of the record date, March 12, 1999, the following indicates the number of votes cast for and withheld:

                                                           NUMBER OF VOTES
                                                    ----------------------------

                                                          FOR        WITHHELD
                                                    -------------  -------------
   Election of Directors:
        Victor H. Indiek............................  15,438,239      3,197,028
        Robert W. Medearis..........................  15,438,239      3,197,028


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

     10.01 Loan Servicing Purchase and Sale Agreement dated as of July 19, 1999 between Fidelity and Western Financial Bank.

     27.       Financial Data Schedule.
    -------

         * Indicates previously filed documents.


   REPORTS ON FORM 8-K

     None

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                     BANK PLUS CORPORATION
                                     Registrant



Date:   August 16, 1999                         /s/ Mark K. Mason
                                     -------------------------------------------
                                                    Mark K. Mason
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER;
                                             VICE CHAIRMAN OF THE BOARD
                                            (PRINCIPAL EXECUTIVE OFFICER)


Date:   August 16, 1999                         /s/ John M. Michel
                                     -------------------------------------------
                                                    John M. Michel
                                            EXECUTIVE VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER
                                            (PRINCIPAL FINANCIAL OFFICER)