Form 10-Q
period 1999-09-30
BANK PLUS CORP
filed 1999-11-16
CIK 1012616

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

     |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -------------

                         COMMISSION FILE NUMBER 0-28292
                            -----------------------

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

                            -----------------------

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

     As of November 9, 1999, Registrant had outstanding 19,441,865 shares of Common Stock, par value $.01 per share.

================================================================================

                              BANK PLUS CORPORATION


                                TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition as of September 30, 1999 and
                 December 31, 1998.....................................................................    1

              Consolidated Statements of Operations for the quarters and nine months ended
                 September 30, 1999 and 1998...........................................................    2

              Consolidated Statements of Comprehensive Income for the quarters and
                 nine months ended September 30, 1999 and 1998.........................................    3

              Consolidated Statements of Cash Flows for the quarters and nine months ended
                 September 30, 1999 and 1998...........................................................    4

              Notes to Consolidated Financial Statements...............................................    5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations............................................................................    7

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................   31

Item 6.       Exhibits and Reports on Form 8-K.........................................................   34

                 a. Exhibits...........................................................................   34

                 b. Reports on Form 8-K................................................................   34


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           BANK PLUS CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                          1999            1998
                                                                                     --------------  --------------
ASSETS:
   Cash and cash equivalents......................................................   $     208,496   $     380,507
   Investment securities available for sale ("AFS"), at fair value................              --          28,797
   Investment securities held to maturity, at amortized cost (market value of
     $1,136 and $1,099 at September 30, 1999 and December 31, 1998, respectively).           1,134           1,084
   Mortgage-backed securities ("MBS") available for sale, at fair value...........         364,918         465,010
   Loans receivable, net of allowances for estimated loan losses of $70,590
     and $106,171 at September 30, 1999 and December 31, 1998, respectively.......       2,270,696       2,665,576
   Investment in Federal Home Loan Bank ("FHLB") stock............................          30,706          65,358
   Premises and equipment.........................................................          35,213          39,042
   Other assets...................................................................          47,134          66,685
                                                                                     --------------  --------------

     Total Assets.................................................................   $   2,958,297   $   3,712,059
                                                                                     ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Deposits.....................................................................   $   2,480,446   $   2,922,531
     FHLB advances................................................................         295,000         585,000
     Senior notes.................................................................          51,478          51,478
     Other liabilities............................................................          23,687          25,390
                                                                                     --------------  --------------
        Total Liabilities.........................................................       2,850,611       3,584,399
                                                                                     --------------  --------------

   Minority interest..............................................................             272             272

   Stockholders' equity:
     Common stock:
        Common stock, par value $.01 per share; 78,500,000 shares
          authorized; 19,463,343 and 19,434,043 shares outstanding
          at September 30, 1999 and December 31, 1998, respectively...............             195             194
     Paid-in capital..............................................................         275,285         275,131
     Accumulated other comprehensive loss.........................................          (6,887)         (2,795)
     Accumulated deficit..........................................................        (161,179)       (145,142)
                                                                                     --------------  --------------
        Total Stockholders' Equity................................................         107,414         127,388
                                                                                     --------------  --------------

Total Liabilities and Stockholders' Equity........................................   $   2,958,297   $   3,712,059
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


                                         BANK PLUS CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    QUARTER ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                           -----------------------------------------------------------
                                                                1999           1998           1999           1998
                                                           -------------- -------------- -------------- --------------
INTEREST INCOME:
   Loans.................................................  $      51,762  $      56,368  $     165,531  $     164,596
   MBS...................................................          6,101         11,584         17,012         36,858
   Investment securities and other.......................          3,267         10,324         13,650         26,732
                                                           -------------- -------------- -------------- --------------
     Total interest income...............................         61,130         78,276        196,193        228,186
                                                           -------------- -------------- -------------- --------------
INTEREST EXPENSE:
   Deposits..............................................         26,735         37,336         86,623        109,431
   FHLB advances.........................................          6,267         15,990         22,411         49,563
   Other borrowings......................................          1,572          1,508          4,721          4,619
                                                           -------------- -------------- -------------- --------------
     Total interest expense..............................         34,574         54,834        113,755        163,613
                                                           -------------- -------------- -------------- --------------
Net interest income......................................         26,556         23,442         82,438         64,573
Provision for estimated loan losses......................         17,500         51,782         62,300         58,032
                                                           -------------- -------------- -------------- --------------
Net interest income after provision for estimated loan
  losses.................................................          9,056        (28,340)        20,138          6,541
                                                           -------------- -------------- -------------- --------------
NONINTEREST INCOME (EXPENSE):
   Loan fee income.......................................          1,006            924          2,580          2,358
   Credit card fees......................................          5,161          1,056         25,263          7,644
   Fee income from the sale of uninsured investment
     products............................................          1,571          1,709          4,792          5,118
   Fee income from deposits and other fee income.........          1,051            950          2,958          2,537
   Losses on securities and trading activities...........             --            364             --         (1,402)
   (Loss) gain on sales of loans, net....................           (594)           824           (540)           842
   Gain on sale of branches, net.........................          5,914             --          5,914             --
   Fee income from automated teller machine ("ATM") cash
     services............................................             --            453          1,314          2,260
   Other income (expense)................................            558         (1,331)           310         (1,331)
   Real estate operations, net...........................           (284)          (561)        (1,054)        (2,159)
                                                           -------------- -------------- -------------- --------------
     Total noninterest income............................         14,383          4,388         41,537         15,867
                                                           -------------- -------------- -------------- --------------
OPERATING EXPENSE:
   Personnel and benefits................................         10,730         13,080         32,640         33,273
   Occupancy.............................................          3,990          3,457         11,443         10,506
   Federal Deposit Insurance Corporation ("FDIC")
     insurance...........................................          1,975            672          5,356          1,972
   Professional services.................................          2,988          5,087         11,030         12,655
   Credit card data processing and servicing.............          2,789          3,497          9,278          6,775
   Office-related expenses...............................          1,587          2,029          4,206          4,744
   Other.................................................          1,773          4,140          3,738          6,018
                                                           -------------- -------------- -------------- --------------
     Total operating expense.............................         25,832         31,962         77,691         75,943
                                                           -------------- -------------- -------------- --------------
Loss before income taxes and minority
   interest in subsidiary................................         (2,393)       (55,914)       (16,016)       (53,535)
Income taxes.............................................             --          3,870             --          3,870
                                                           -------------- -------------- -------------- --------------
Loss before minority interest in subsidiary..............         (2,393)       (59,784)       (16,016)       (57,405)
Minority interest in subsidiary..........................              7              7             21             21
                                                           -------------- -------------- -------------- --------------

Loss to common stockholders..............................  $      (2,400) $     (59,791) $     (16,037) $     (57,426)
                                                           ============== ============== ============== ==============
LOSS PER SHARE ("EPS"):
   Basic.................................................  $       (0.12) $       (3.08) $       (0.82) $       (2.96)
                                                           ============== ============== ============== ==============
   Diluted...............................................  $       (0.12) $       (3.08) $       (0.82) $       (2.96)
                                                           ============== ============== ============== ==============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic.................................................     19,463,343     19,395,952     19,460,132     19,383,839
                                                           ============== ============== ============== ==============
   Diluted...............................................     19,463,343     19,395,952     19,460,132     19,383,839
                                                           ============== ============== ============== ==============

                 See notes to consolidated financial statements.


                                         BANK PLUS CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (DOLLARS IN THOUSANDS)

                                                                    QUARTER ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                           -----------------------------------------------------------
                                                                1999           1998           1999           1998
                                                           -------------- -------------- -------------- --------------
Loss to common stockholders............................... $      (2,400) $     (59,791) $     (16,037) $     (57,426)
                                                           -------------- -------------- -------------- --------------
Other comprehensive loss:
   Investment securities and MBS AFS:
     Unrealized holding losses arising during
       the period, net....................................        (1,080)        (2,214)        (4,092)        (1,804)
     Reclassification adjustment for gains included
       in loss, net.......................................            --           (707)            --           (783)
                                                           -------------- -------------- -------------- --------------
         Total............................................        (1,080)        (2,921)        (4,092)        (2,587)
                                                           -------------- -------------- -------------- --------------
   Derivative financial instruments:
     Unrealized holding gains arising during
       the period, net....................................            --          4,715             --          1,376
     Reclassification adjustment for losses
       included in loss, net..............................            --             40             --          4,322
                                                           -------------- -------------- -------------- --------------
         Total............................................            --          4,755             --          5,698
                                                           -------------- -------------- -------------- --------------
   Other comprehensive (loss) earnings....................        (1,080)         1,834         (4,092)         3,111
                                                           -------------- -------------- -------------- --------------

Comprehensive loss........................................ $      (3,480) $     (57,957) $     (20,129) $     (54,315)
                                                           ============== ============== ============== ==============

                 See notes to consolidated financial statements.


                                           BANK PLUS CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (DOLLARS IN THOUSANDS)

                                                                      QUARTER ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                             -----------------------------------------------------------
                                                                  1999           1998           1999           1998
                                                             -------------- -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................  $      (2,400) $     (59,791) $     (16,037) $     (57,426)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Provisions for estimated loan and real estate losses        17,500         51,810         62,439         58,132
        Losses (gains) on sale of loans and securities.....            594         (1,917)           540           (320)
        FHLB stock dividends...............................           (414)          (942)        (1,765)        (2,719)
        Depreciation and amortization......................          1,997          1,940          6,056          5,287
        Accretion of premiums and net deferred loan and
          credit card fees and amortization of discounts...         (2,625)         1,739        (15,959)         6,376
        Deferred income tax expense (benefit)..............             --          3,353            (56)         3,261
        Issuance of stock and stock options................             --            460             --            460
   Purchases of MBS held for trading.......................             --        (10,169)            --        (48,978)
   Proceeds from sales and principal repayments of
     MBS held for trading..................................             --         48,758             --         89,637
   Proceeds from redemption (purchases) of FHLB stock......          4,378         (1,250)        36,992         (1,250)
   Interest receivable decrease............................            504          2,587          3,326          3,370
   Other assets decrease (increase)........................          5,209        (91,519)        11,557        (92,843)
   Interest payable decrease...............................         (1,414)        (4,441)        (4,018)        (5,627)
   Other liabilities increase..............................          3,718          1,117          3,073          4,651
                                                             -------------- -------------- -------------- --------------
     Net cash provided by (used in) operating activities...         27,047        (58,265)        86,148        (37,989)
                                                             -------------- -------------- -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of investment securities AFS.................             --             --         28,831         10,000
   Proceeds from sales of investment securities AFS .......             --         33,000             --         90,805
   Purchases of MBS AFS....................................        (24,901)            --       (135,478)       (60,052)
   Proceeds from sales and principal repayments of MBS AFS.         50,562        242,748        228,219        412,052
   Purchases of derivative securities......................             --         (1,210)            --         (5,322)
   Loans receivable, net decrease (increase)...............        169,497         36,335        340,525        (14,768)
   Proceeds from sales of real estate......................          2,707          4,357         12,606         23,301
   Dispositions (purchases) of premises and equipment, net.            218         (2,730)          (790)        (8,817)
                                                             -------------- -------------- -------------- --------------
     Net cash provided by investing activities.............        198,083        312,500        473,913        447,199
                                                             -------------- -------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Demand deposits and passbook savings,
     net (decrease) increase...............................        (22,656)        (4,048)       (32,473)        52,650
   Certificate accounts, net (decrease) increase...........       (115,159)       (19,528)      (409,612)        87,144
   Proceeds from FHLB advances.............................             --        100,000             --        705,000
   Repayments of FHLB advances.............................       (200,000)      (475,000)      (290,000)    (1,129,960)
   Proceeds from exercise of stock options.................             --             30             13            239
                                                             -------------- -------------- -------------- --------------
     Net cash used in financing activities.................       (337,815)      (398,546)      (732,072)      (284,927)
                                                             -------------- -------------- -------------- --------------
Net (decrease) increase in cash and cash equivalents.......       (112,685)      (144,311)      (172,011)       124,283
Cash and cash equivalents at beginning of period...........        321,181        434,539        380,507        165,945
                                                             -------------- -------------- -------------- --------------

Cash and cash equivalents at end of period.................  $     208,496  $     290,228  $     208,496  $     290,228
                                                             ============== ============== ============== ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid on deposits, advances and other borrowings  $     (35,606) $     (58,976) $    (116,654) $    (168,241)
   Income tax refunds (payments)...........................             17           (156)         1,519           (510)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
   Real estate acquired through foreclosure................          2,851          5,169         12,149         21,458
   Loan originated to finance sale of real estate owned....          1,320            189          2,116            189


                 See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Bank Plus Corporation ("Bank Plus") and its subsidiaries. Bank Plus is the holding company for Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries (the "Bank" or "Fidelity") and Gateway Investment Services, Inc. ("Gateway") (collectively, the "Company"). The Company offers a broad range of consumer financial services, including demand and term deposits and loans to consumers. In addition, through Gateway, a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, the Bank provides customers with uninsured investment products, including mutual funds and annuities. Fidelity operates through 36 full-service branches, 35 of which are located in southern California, principally in Los Angeles and Orange counties, and one of which is located in Bloomington, Minnesota, which is subject to a contract of sale.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments necessary for a fair presentation of the Company's financial condition as of September 30, 1999 and December 31, 1998, and the results of operations, statements of comprehensive income and statements of cash flows for the three and nine months ended September 30, 1999 and 1998. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1999 presentation.

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

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

2. EARNINGS PER SHARE

     The reconciliation of the numerators and denominators used in basic and diluted EPS follows for the periods indicated:

                                                                      QUARTER ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                             -----------------------------------------------------------
                                                                  1999           1998           1999           1998
                                                             -------------- -------------- -------------- --------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Loss to common stockholders...............................   $      (2,400) $     (59,791) $     (16,037) $     (57,426)
                                                             ============== ============== ============== ==============
Weighted average common shares outstanding:
     Basic.................................................     19,463,343     19,395,952     19,460,132     19,383,839
     Effect of dilutive securities-- stock options.........             --             --             --             --
     Effect of dilutive securities-- deferred stock awards.             --             --             --             --
                                                             -------------- -------------- -------------- --------------

     Diluted...............................................     19,463,343     19,395,952     19,460,132     19,383,839
                                                             ============== ============== ============== ==============

EPS:
     Basic.................................................  $       (0.12)$        (3.08) $       (0.82) $       (2.96)
     Effect of dilutive securities-- stock options.........             --             --             --             --
     Effect of dilutive securities-- deferred stock awards.             --             --             --             --
                                                             -------------- -------------- -------------- --------------

     Diluted...............................................  $       (0.12) $       (3.08) $       (0.82) $       (2.96)
                                                             ============== ============== ============== ==============


3. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," effective for financial statements for periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement allows derivatives to be designated as hedges only if certain criteria are met, with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income. At this time, the Company has not determined whether the adoption of SFAS No. 133 will have a material impact on its operations and financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements included in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes", "anticipates", "intends", "expects", "plans" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Bank Plus and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. A number of other factors may have a material adverse effect on the Company's financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; movements in market interest rates that may reduce our margins or the fair value of the financial instruments we hold; restrictions imposed on the Bank's operations by regulators such as a prohibition on the payment of dividends to Bank Plus; failure of regulatory authorities to issue approvals or non-objection to material transactions involving the Bank; actions by the Bank's regulators that could adversely affect the Bank's capital levels; failure of the Bank to maintain its well capitalized status for regulatory purposes; the inability to achieve the financial goals in Bank Plus' strategic plan; an increase in the number of borrowers seeking protection under the bankruptcy laws which increases the amount of charge-offs; the effects of fraud by third parties or customers; the effectiveness of the Company's collection efforts; changes in the ownership of the Company or in tax regulations which would limit the Company's ability to utilize its net operating loss carryforwards; and the outcome of pending and future litigation. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Bank Plus disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


RECENT DEVELOPMENTS

     As a result of continued high level of provisions for estimated credit card loan losses, the Company incurred a net loss of $2.4 million, or $0.12 per diluted share, for the third quarter of 1999 and $16.0 million, or $0.82 per diluted share, for the nine months ended September 30, 1999. These operating losses were offset by a gain of $5.9 million from the sale in August, 1999 of two of the Bank's branches which held total deposits of $124 million.

     The Bank's core and risk-based capital ratios as of September 30, 1999 exceeded the minimum regulatory capital requirements for classification as a "well-capitalized" institution. The Bank's core and risk-based capital ratios as of September 30, 1999, were 5.14% and 10.30%, respectively, compared to 4.51% and 9.05%, respectively, as of June 30, 1999 and 4.36% and 8.95%, respectively, as of December 31, 1998. During the third quarter, as part of its program to regain well-capitalized status, the Bank prepaid $200 million in FHLB advances and sold $120 million in single family loans at a net cost of $0.9 million. Additionally, Bank Plus' wholly-owned subsidiary, Bank Plus Credit Services Corporation ("BPCS"), was dissolved and substantially all of the assets of BPCS were contributed to Fidelity and Fidelity now services the credit card portfolios. No changes in credit card servicing operations occurred as a consequence of this contribution. No assurances can be given that the Bank's capital status in future periods will not be adversely impacted by losses from the credit card operations or other events or that the Bank will be able to maintain its well-capitalized status for regulatory purposes. The Bank may consider other transactions, including additional sales of deposits, sales of assets or additional prepayments of FHLB advances, to reduce the overall size of the balance sheet in order to maintain its well-capitalized status.

     The quality of the mortgage loan portfolio continued to improve during 1999 as evidenced by historically low levels of delinquencies and real estate owned ("REO"). As of September 30, 1999 delinquencies and REO balances in the mortgage loan portfolio were 0.74% and $5.7 million, respectively.

     In September, the Bank established a new division to originate multifamily and commercial real estate loans. The management team for this division recently joined Fidelity from IMPAC Commercial Capital Corporation, a subsidiary of IMPAC Commercial Holdings, Inc., where over an eighteen month period they originated over $700 million in multifamily and commercial mortgage loans which were securitized or sold into the secondary market. It is anticipated that the loans originated by this division will either be held in the Bank's portfolio to replace the ongoing runoff of its existing mortgage portfolio or sold into the secondary market.

     During 1999, as part of its plan to regain its well-capitalized status and augment its net interest margin, the Bank continued its deposit repricing and conversion program. Through September 30, 1999, the Bank reduced its total deposits, primarily through the reduction of higher cost certificates of deposit, by $318 million, excluding the effect of the sale of deposits, and reduced its cost of deposits from 4.53% at December 31, 1998 to 4.12% at September 30, 1999. The Company's total cost of funds for the 1999 third quarter of 4.50% was, for the first time since the index was created, below the Eleventh District Cost of Funds Index, which stood at 4.61% at September 30, 1999.

     At April 1, 1999 collection services for the American Direct Credit ("ADC") credit card portfolio were transferred from ADC to BPCS in accordance with the settlement agreement between the Bank and ADC. As a result of a number of factors, including conforming the contractual charge-off policy for the ADC portfolio to the Bank's charge-off policy, which increased the charge-off period from 150 to 180 days, the rise in delinquencies expected upon the cessation of origination's under the program in February 1999 and transitional difficulties associated with the transfer of the servicing of accounts from ADC to the Company, delinquencies in the ADC credit card portfolio increased from the 12.3% level at March 31, 1999 to 23.7% at June 30, 1999. During the 1999 third quarter, delinquencies in the ADC credit card portfolio remained stable as the expected increase in amounts delinquent greater than 90 days was offset by a 31% decrease in amounts delinquent less than 90 days. Overall delinquencies in the credit card portfolio were 20.5% at September 30, 1999 as compared to 20.4% at June 30, 1999, 16.8% at March 31, 1999 and 21.4% at December 31, 1998.

     During the second quarter of 1999, the Company completed its Year 2000 ("Y2K") testing of all internal mission critical systems. The Company will continue refining its vendor coordination and contingency planning through the remainder of the year.

     During the third quarter, the arbitrator for the Bank's arbitration claim against MMG Direct, Inc. ("MMG") confirmed the Bank's position that Fidelity's credit card marketing agreement with MMG and all existing and future obligations thereunder had been terminated. The arbitrator denied all claims for damages by each party, except for requiring Fidelity to pay MMG $0.7 million in fees the Bank had withheld from MMG during the course of the dispute and $1.0 million for legal fees and expenses. The award terminated MMG's rights and interest in the Bank's credit card portfolio and settled all claims by either party under the contract.

   OTHER TRANSACTIONS

     In August 1999, the Bank signed a definitive agreement to sell certain intellectual property assets and its branch at the Mall of America ("MOA"), which had deposits of $12.6 million at September 30, 1999. In the first part of the transaction, which was completed at the date of the definitive agreement, the Bank sold its rights to the intellectual property developed in connection with its partially completed transactional web site, including the registered service mark "iBank" and the web site domain name "iBank.com." In the second part of the transaction, which is anticipated to be completed by the end of the second quarter of 2000, the Bank will sell the MOA branch to a bank to be acquired or formed by the buyer. Upon completion of these transactions, the Bank anticipates recording an aggregate gain of approximately $0.9 million. However, no assurances can be given that the second part of the sale will be completed or if, completed, will be completed as contemplated.

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

   STATUS OF EXPLORATION OF STRATEGIC ALTERNATIVES

     Approximately one year ago the Company initiated a process to explore the potential sale of the Company and, as part of that process, also explored the possibility of the concurrent sale of the core bank and the credit card operations to separate buyers. A broad range of potential acquirers were solicited, a number of which undertook due diligence, and the Company has vigorously pursued negotiations with these parties. Uncertainties regarding credit risk in the credit card portfolio and consumer and other litigation have caused interested buyers to defer consideration of an acquisition at this time. While there has been no change in the Company's interest in exploring a potential sale, the Company and its advisors believe that, until these uncertainties are satisfactorily resolved, a sale of the Company is unlikely.

     The Company continues to evaluate its strategic options, including sales of deposits, sale of all or portions of the credit card portfolio and other transactions intended to increase earnings, augment capital and increase shareholder value.


RESULTS OF OPERATIONS

SUMMARY

     The Company reported net losses of $2.4 million and $16.0 million for the quarter and nine months ended September 30, 1999, respectively, as compared to net losses of $59.8 million and $57.4 million for the corresponding periods in 1998. Net income from core bank operations was $13.6 million and $29.7 million for the quarter and nine months ended September 30, 1999, respectively as compared to $8.8 million and $15.3 million for the corresponding periods in 1998. Net losses from the credit card operations were $16.0 million and $45.7 million for the quarter and nine months ended September 30, 1999, respectively, as compared to $64.7 million and $68.8 million for the corresponding periods in 1998.

     In 1999, Bank Plus began viewing its business as consisting of two reportable business segments; core bank operations and credit card operations. The financial performance of these business segments is measured by the Company's profitability reporting processes. The following describes these two business segments:

     Core Bank Operations -- The principal business activities of this segment are attracting funds from the general public and other institutions, originating and investing in real estate related assets, including mortgage loans and mortgage-backed securities, and investment securities and selling uninsured investment products. This segment's primary sources of revenue are interest income earned on real estate related assets, investment securities and funding provided to the credit card operations, fees earned in connection with loans and deposits and fees earned from the sale of uninsured investment products. This segment's principal expenses are interest incurred on interest-bearing liabilities, including deposits and borrowings, provisions for estimated loan losses, retail branch system costs, mortgage servicing and origination costs and executive and administrative expenses.

     Credit Card Operations -- The principal business activities of this segment are servicing the outstanding credit card accounts and managing the credit risk associated with the credit card portfolio. Since the first quarter of 1999, there have been no material new originations of credit card accounts. This segment's primary sources of revenue are interest income earned on the credit card balances and fees earned on credit card accounts, including acceptance and annual fees, late fees and interchange fees. This segment's principal expenses are interest expense from funding provided by the core bank operations, provisions for estimated loan losses and costs of servicing the portfolio, including third party processing charges.

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

                                                                   QUARTER ENDED               NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                           ----------------------------  ----------------------------
                                                                1999          1998           1999           1998
                                                           -------------  -------------  -------------  -------------
                                                                        (DOLLARS IN THOUSANDS)
CORE BANK OPERATIONS:
   Net interest income...................................  $     17,548   $     18,549   $     53,406   $     57,190
   Provision for estimated loan losses...................        (3,452)        (9,736)       (11,476)       (10,086)
   Noninterest income....................................         9,222          3,332         16,274          8,222
   Operating expense.....................................        16,617         22,834         51,466         60,230
   Income tax expense....................................            --          3,870             --          3,870
                                                           -------------  -------------  -------------  -------------

     Net earnings........................................  $     13,605   $      4,913   $     29,690   $     11,398
                                                           =============  =============  =============  =============
   Operating Ratios:
     Net interest margin.................................          2.35%          1.80%          2.18%          1.77%
     Efficiency ratio....................................         76.68%         74.21%         78.38%         77.57%
     Return on average assets............................          1.83%          0.47%          1.24%          0.36%
     Return on average equity............................         63.73%         16.77%         41.62%          9.94%

CREDIT CARD OPERATIONS:
   Net interest income...................................  $      9,008 $        4,893   $     29,032   $      7,383
   Provision for estimated loan losses...................        20,952         61,518         73,776         68,118
   Noninterest income....................................         5,161          1,056         25,263          7,645
   Operating expense.....................................         9,215          9,128         26,225         15,713
                                                           -------------  -------------  -------------  -------------

     Net loss............................................  $    (15,998)  $    (64,697)  $    (45,706)  $    (68,803)
                                                           =============  =============  =============  =============
   Operating Ratios:
     Net interest margin.................................         13.70%          8.37%         12.94%          6.57%
     Efficiency ratio....................................         65.04%        153.44%         48.30%        104.56%

CORE BANK OPERATIONS

     The $8.7 million increase in net income from core bank operations in the 1999 third quarter as compared to the 1998 third quarter was due to a $5.9 million gain on the sale in August 1999 of $124 million in deposits, reductions in operating expense and the absence of income tax expense, which were offset by decreased net interest income and lower recoveries of provisions for estimated loan losses. The $18.3 million increase in net income for the nine months ended September 30, 1999 as compared to the corresponding period in 1998 was primarily due to the gain on sale of deposits, reductions in operating expense and the absence of income tax expense offset by decreased net interest income.

     For the 1999 third quarter, net yield on interest earning assets increased to 2.35% while average interest earning assets decreased to $3.0 billion as compared to a net yield of 1.80% and average interest earning assets of $4.2 billion in the 1998 third quarter. For the nine months ended September 30, 1999, net yield on interest earning assets increased to 2.18% while average interest earning assets decreased to $3.3 billion as compared to a net yield of 1.77% and average interest earning assets of $4.2 billion in the corresponding period in 1998. The increase in net yield for the quarter and nine-month periods was primarily the result of decreased costs of deposits. As a result of decreases in the levels of general interest rates and the deposit repricing and conversion program initiated in October, 1999, the average costs of deposits decreased to 4.17% and 4.30% for the quarter and nine months ended September 30, 1999 as compared to 4.86% and 4.89% for the corresponding periods in 1998. The decrease in average assets for the quarter and nine-month periods was due to the Bank's efforts to reduce assets as part of its plan to augment its regulatory capital ratios and regain its well-capitalized status.

     The recoveries of provisions for estimated loan losses, which represent net recoveries of loan loss reserves and reduced estimates of future loan losses, reflect the continuing improvement in the asset quality of the Bank's mortgage loan portfolio.

     Noninterest income increased $5.9 million and $8.1 million for the quarter and nine months ended September 30, 1999, respectively, as compared to the corresponding periods in 1998 primarily as a result of a $5.9 million gain on sale of deposits. In addition, for the nine months ended September 30, 1999, losses from treasury activities decreased from $2.7 million to $0.7 million and costs of real estate operations decreased by $1.1 million when compared to the nine months ended September 30, 1998. The losses from treasury activities for the nine months ended September 30,1998 were primarily due to losses from hedging activities and fees for the prepayment of FHLB advances. The decrease in the costs of real estate operations reflect the continued improvement in the performance of the core bank operations mortgage loan portfolio. These increases in noninterest income were offset by lower fee income from ATM cash services as a result of the termination of the related program in the first quarter of 1999.

     For the quarter and nine months ended September 30, 1999, operating expense decreased to $16.6 million and $51.5 million from $22.8 million and $60.2 million in the corresponding periods in 1998 primarily due to decreases in personnel and benefits and professional services offset by increases in FDIC insurance. The decreases in personnel and benefits and professional services are the result of changes in the Company's business plan which included the discontinuance of a number of initiatives undertaken by previous management, the restructuring of executive management and other reductions in staffing and discretionary expenses.

CREDIT CARD OPERATIONS

     For the 1999 third quarter, net losses from credit card operations decreased to $16.0 million from $64.7 million in the 1998 third quarter as a result of increases in net interest income and noninterest income and lower provisions for estimated loan losses. For the nine months ended September 30, 1999, net losses from credit card operations decreased to $45.7 million from the $68.8 million in the corresponding period in 1998 as a result of increases in net interest income and noninterest income and lower provisions for estimated loan losses offset by higher servicing expenses.

     The net yield on credit card receivables increased to 13.70% and 12.94% and average interest earning balances outstanding increased to $263.1 million and $299.1 million for the quarter and nine months ended September 30, 1999, respectively, as compared to net yields of 8.37% and 6.57% and average interest earning assets of $233.9 million and $149.8 million for the corresponding periods in 1998. The increases in net yield are primarily a result of the termination of the program agreement with ADC in November 1998, whereby the Bank became entitled to all of the interest earned from the related portfolio. The increase in average assets reflects the significant growth in the Bank's credit card programs during 1998.

     The provision for estimated loan losses decreased from $61.5 million in the 1998 third quarter to $21.0 million in the 1999 third quarter. During the third quarter of 1998, the Bank's credit card portfolio increased by $116.9 million while delinquencies increased by $28.2 million. The increase in balances and delinquencies caused the estimate of future loan losses to increase significantly resulting in the $61.5 million provision for estimated loan losses. During the third quarter of 1999, the Bank's credit card portfolio and delinquencies decreased by $29.1 million and $5.6 million respectively. For the nine months ended September 30, 1999, the provision for loan losses increased to $73.8 million from $68.1 million for the corresponding period in 1998 primarily as a result of higher charge-offs in 1999 and lower amounts of cash reserves provided by marketing agents in 1999 as a result of the termination of the ADC program in 1998, offset by a decrease in credit card balances during 1999.

     Noninterest income represents credit card fees which include origination fees net of origination costs, annual fees and other recurring fees including interchange fees, late payment fees and other ancillary fees. Origination fees net of origination costs and annual fees are deferred and amortized into income over a twelve month period.

     Noninterest income increased $4.1 million for the 1999 third quarter as compared to the 1998 third quarter. During the 1998 third quarter, the Company wrote off $8.2 million of marketing fees receivable from MMG due to the uncertainty regarding the collectibility of these amounts. There was no corresponding charge in 1999. Decreases in recurring fees and net deferred origination fees from the MMG credit card portfolio were partially offset by increases in recurring fees from the ADC credit card portfolio. For the 1999 third quarter, $0.9 million of net deferred origination fees were recognized in income as compared to $5.1 million in the third quarter of 1998. This decrease is the result of the wind down of the MMG credit card program and as of September 30, 1999, there were no unamortized net deferred origination fees and no additional origination fees or costs are expected to be created. In addition, recurring fees, from the MMG portfolio decreased $1.3 million due to the decrease in the number of accounts in this portfolio. As a result of the termination of the program agreement with ADC in November 1998, the Bank became entitled to all fees earned from the related portfolio and recognized fees of $1.5 million for the quarter ended September 30, 1999.

     Noninterest income increased by $17.6 million for the nine months ended September 30, 1999 as compared to the corresponding period in 1998 primarily due to increases in recurring fees received from the MMG and ADC credit card portfolios and the write off in 1998 of the marketing fees receivable from MMG. Recurring fees on the MMG portfolio increased by $4.8 million during the nine months ending September 30, 1999 as compared to the same period in 1998 primarily due to an increase in the average number of accounts outstanding. Fees on the ADC portfolio were $3.8 million for the nine months ending September 30, 1999.

     For the 1999 third quarter, operating expense was equal to the corresponding period in 1998 because increases in litigation costs and the costs of servicing the ADC portfolio were offset by decreases in costs of servicing the MMG portfolio. Litigation costs of $1.8 million in the 1999 third quarter were related to the recently concluded arbitration with MMG. As a result of the termination of the program agreement with ADC in November 1998, the Bank assumed responsibility for the costs of servicing the portfolio at that time. The costs of servicing the MMG portfolio and other credit card related expenses decreased in the 1999 third quarter as a result of the decrease in the number of accounts outstanding and the termination of originations under the MMG program in the third quarter of 1998. For the nine months ended September 30, 1999, operating expense increased $10.5 million compared to the corresponding period in 1998 as a result of the costs of servicing the ADC portfolio, increased litigation costs and an increase in the cost of servicing the MMG portfolio. Litigation costs incurred in 1999 related to the MMG arbitration were $3.3 million, which includes $1.0 million paid to MMG as a result of the arbitration. The increase in the cost of servicing the MMG portfolio was due to increases in the average balance and number of delinquent accounts in the MMG program during 1999.


NET INTEREST INCOME

     The following tables present the primary determinants of net interest income for the periods indicated. For the purpose of this analysis, nonaccruing mortgage loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

                                                                         QUARTER ENDED SEPTEMBER 30,
                                            ----------------------------------------------------------------------------------------
                                                               1999                                        1998
                                            -------------------------------------------  -------------------------------------------
                                               AVERAGE                      AVERAGE         AVERAGE                      AVERAGE
                                                DAILY                        YIELD/          DAILY                        YIELD/
                                               BALANCE       INTEREST         RATE          BALANCE       INTEREST         RATE
                                            -------------  -------------  -------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
 Interest-earning assets:
   Mortgage and other loans ..............  $  2,232,168   $     40,279           7.22%  $  2,616,843   $     48,758           7.45%
   Credit card loans......................       267,050         11,483          17.20        257,368          7,610          11.83
   MBS....................................       386,234          6,101           6.32        721,024         11,584           6.43
   Investment securities .................       190,991          2,853           5.93        620,141          9,382           6.00
   Investment in FHLB stock ..............        31,930            414           5.14         64,113            942           5.83
                                            -------------  -------------                 -------------  -------------
 Total interest-earning assets ...........     3,108,373         61,130           7.86      4,279,489         78,276           7.31
                                                           -------------                                -------------
 Noninterest-earning assets ..............        76,474                                      141,174
                                            -------------                                -------------

 Total assets ............................  $  3,184,847                                 $  4,420,663
                                            =============                                =============

 Interest-bearing liabilities:
   Deposits:
    Checking..............................  $    374,691          1,187           1.26   $    351,606          1,043           1.18
    Savings...............................       112,629            810           2.85        120,592            916           3.01
    Certificates of deposits ("CDs")......     2,055,501         24,738           4.71      2,573,452         35,377           5.40
                                            -------------  -------------                 -------------  -------------
 Total deposits ..........................     2,542,821         26,735           4.17      3,045,650         37,336           4.86
 Borrowings ..............................       504,172          7,839           6.17      1,158,546         17,498           5.99
                                            -------------  -------------                 -------------  -------------

 Total interest-bearing liabilities.......     3,046,993         34,574           4.50      4,204,196         54,834           5.17
                                                           -------------                                -------------
 Noninterest-bearing liabilities..........        27,713                                       40,005
 Minority Interest........................           272                                          272
 Stockholders' equity.....................       109,869                                      176,190
                                            -------------                                -------------

 Total liabilities and equity.............  $  3,184,847                                 $  4,420,663
                                            =============                                =============
 Net interest income; interest rate
    spread................................                 $     26,556           3.36%                 $     23,442           2.14%
                                                           =============  =============                 =============  =============
 Net yield on interest-earning assets
    ("net interest margin") ..............                                        3.45%                                        2.23%
                                                                          =============                                =============

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                            ----------------------------------------------------------------------------------------
                                                               1999                                        1998
                                            -------------------------------------------  -------------------------------------------
                                               AVERAGE                      AVERAGE         AVERAGE                      AVERAGE
                                                DAILY                        YIELD/          DAILY                        YIELD/
                                               BALANCE       INTEREST         RATE          BALANCE       INTEREST         RATE
                                            -------------  -------------  -------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
 Interest-earning assets:
   Mortgage and other loans ..............  $  2,305,716   $    128,035           7.40%  $  2,733,666   $    151,735           7.40%
   Credit card loans......................       300,442         37,496          16.64        157,824         12,861          10.87
   MBS....................................       381,693         17,012           5.94        775,992         36,858           6.33
   Investment securities .................       299,396         11,885           5.29        529,409         24,013           6.06
   Investment in FHLB stock ..............        47,672          1,765           4.94         62,300          2,719           5.84
                                            -------------  -------------                 -------------  -------------
 Total interest-earning assets ...........     3,334,919        196,193           7.84      4,259,191        228,186           7.14
                                                           -------------                                -------------
 Noninterest-earning assets ..............        91,392                                      153,593
                                            -------------                                -------------

 Total assets ............................  $  3,426,311                                 $  4,412,784
                                            =============                                =============

 Interest-bearing liabilities:
   Deposits:
    Checking..............................  $    375,455          3,485           1.24   $    346,529          3,059           1.18
    Savings...............................       116,901          2,493           2.84        122,426          2,752           3.01
    CDs...................................     2,193,472         80,645           4.83      2,525,280        103,620           5.43
                                            -------------  -------------                 -------------  -------------
 Total deposits ..........................     2,685,828         86,623           4.30      2,994,235        109,431           4.89
 Borrowings ..............................       583,043         27,132           6.20      1,196,995         54,182           6.05
                                            -------------  -------------                 -------------  -------------

 Total interest-bearing liabilities.......     3,268,871        113,755           4.64      4,191,230        163,613           5.22
                                                           -------------                                -------------
 Noninterest-bearing liabilities..........        34,951                                       40,686
 Minority interest........................           272                                          272
 Stockholders' equity.....................       122,217                                      180,596
                                            -------------                                -------------

 Total liabilities and equity.............  $  3,426,311                                 $  4,412,784
                                            =============                                =============
 Net interest income; interest rate
   spread.................................                 $     82,438           3.20%                 $     64,573           1.92%
                                                           =============  =============                 =============  =============
 Net yield on interest-earning assets
    ("net interest margin") ..............                                        3.29%                                        2.00%
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

                                                 QUARTER ENDED SEPTEMBER 30, 1999           NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                  COMPARED TO SEPTEMBER 30, 1998               COMPARED TO SEPTEMBER 30, 1998
                                                     FAVORABLE (UNFAVORABLE)                       FAVORABLE (UNFAVORABLE)
                                            -------------------------------------------  -------------------------------------------
                                               VOLUME           RATE           NET          VOLUME          RATE           NET
                                            -------------  -------------  -------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
Interest income:
   Mortgage and other loans........         $     (7,007)  $     (1,472)  $     (8,479)  $    (23,700)  $         --   $    (23,700)
   Credit card loans...............                  296          3,577          3,873         17,703          6,932         24,635
   MBS.............................               (5,289)          (194)        (5,483)       (18,362)        (1,484)       (19,846)
   Investment securities ..........               (6,420)          (109)        (6,529)        (9,384)        (2,744)       (12,128)
   Investment in FHLB stock .......                 (427)          (101)          (528)          (576)          (378)          (954)
                                            -------------  -------------  -------------  -------------  -------------  -------------
Total interest income .............              (18,847)         1,701        (17,146)       (34,319)         2,326        (31,993)
                                            -------------  -------------  -------------  -------------  -------------  -------------

Interest expense:
   Deposits:
     Demand deposits ..............                  (71)           (73)          (144)          (265)          (161)          (426)
     Savings deposits .............                   58             48            106            115            144            259
     Time deposits ................                6,507          4,132         10,639         12,480         10,495         22,975
                                            -------------  -------------  -------------  -------------  -------------  -------------
Total deposits ....................                6,494          4,107         10,601         12,330         10,478         22,808
   Borrowings .....................               10,161           (502)         9,659         27,946           (896)        27,050
                                            -------------  -------------  -------------  -------------  -------------  -------------
Total interest expense ............               16,655          3,605         20,260         40,276          9,582         49,858
                                            -------------  -------------  -------------  -------------  -------------  -------------

Increase in net interest income ...         $     (2,192)  $      5,306   $      3,114   $      5,957   $     11.908   $     17,865
                                            =============  =============  =============  =============  =============  =============


INCOME TAXES

     The Company's expected combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. The Company expects to generate additional deferred tax assets in 1999, primarily related to operating loss carryforwards and bad debt timing differences. As these deferred tax assets are anticipated to be fully offset by valuation allowances no tax expense or benefit has been recorded in 1999.


FINANCIAL CONDITION

ASSET QUALITY

     Because over 89% of the Company's mortgage loan portfolio is secured by properties located in southern California, the performance of the Company's loans are particularly susceptible to the potential for declines in the southern California economy, such as increasing vacancy rates, declining rents, increasing interest rates, declining debt coverage ratios, and declining market values for single family, multifamily and commercial properties. In addition, the possibility that borrowers may abandon properties or seek bankruptcy protection with respect to income properties experiencing negative cash flow, particularly where such properties are not cross-collateralized by other performing assets, can also adversely affect portfolio performance.

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

   DELINQUENT LOANS

     The following tables present net delinquent loans at the dates indicated:

                                                                         QUARTERS ENDED
                                            -------------------------------------------------------------------------
                                            SEPTEMBER 30,     JUNE 30,      MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
                                                1999           1999           1999           1998           1998
                                            -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
 Mortgage loan delinquencies by number of days:
    30 to 59 days.........................  $      6,641   $      6,087   $      5,026   $      6,556   $      8,706
    60 to 89 days.........................         2,633          2,264          4,001          4,936          4,776
    90 days and over......................         6,128          5,905         12,962         13,841         15,551
                                            -------------  -------------  -------------  -------------  -------------

      Total...............................  $     15,402   $     14,256   $     21,989   $     25,333   $     29,033
                                            =============  =============  =============  =============  =============

    As a percentage of outstanding balances:
      30 to 59 days.......................          0.31%          0.27%          0.21%          0.27%          0.35%
      60 to 89 days.......................          0.13           0.10           0.17           0.21           0.19
      90 days and over....................          0.30           0.26           0.55           0.57           0.61
                                            -------------  -------------  -------------  -------------  -------------

         Total............................          0.74%          0.63%          0.93%          1.05%          1.15%
                                            =============  =============  =============  =============  =============
 Credit card loan delinquencies by number of days:
    30 to 59 days.........................  $     13,397   $     15,666   $     12,801   $     19,609   $     26,892
    60 to 89 days.........................        10,040         13,940         10,485         15,391         10,606
    90 to 119 days........................         9,877         12,075         11,101         17,969          5,983
    120 to 149 days.......................         9,443          8,460         11,148         17,363          5,031
    150 days and over.....................         8,734          6,963          6,670          4,460          1,420
                                            -------------  -------------  -------------  -------------  -------------

      Total...............................  $     51,491   $     57,104   $     52,205   $     74,792   $     49,932
                                            =============  =============  =============  =============  =============
    As a percentage of outstanding
     balances:
      30 to 59 days.......................          5.34%          5.60%          4.12%          5.60%          8.64%
      60 to 89 days.......................          4.00           4.98           3.38           4.40           3.41
      90 to 119 days......................          3.94           4.31           3.57           5.13           1.92
      120 to 149 days.....................          3.76           3.02           3.59           4.96           1.62
      150 days and over...................          3.48           2.49           2.15           1.27           0.46
                                            -------------  -------------  -------------  -------------  -------------

         Total............................         20.52%         20.40%         16.81%         21.36%         16.05%
                                            =============  =============  =============  =============  =============
 Other loan delinquencies by number of days:
    30 to 59 days.........................  $        745   $        742   $      1,002   $      2,079   $        965
    60 to 89 days.........................           379            364            182            533            227
    90 days and over......................           123            160            175            414            294
                                            -------------  -------------  -------------  -------------  -------------

      Total...............................  $      1,247   $      1,266   $      1,359   $      3,026   $      1,486
                                            =============  =============  =============  =============  =============
    As a percentage of outstanding
     balances:
      30 to 59 days.......................          6.99%          6.07%          9.39%          8.48%          3.69%
      60 to 89 days.......................          3.56           2.98           1.71           2.18           0.87
      90 days and over....................          1.16           1.31           1.64           1.69           1.13
                                            -------------  -------------  -------------  -------------  -------------

         Total............................         11.71%         10.36%         12.74%         12.35%          5.69%
                                            =============  =============  =============  =============  =============

     Mortgage loan delinquencies continued to be at historically low levels at September 30, 1999. Of the $15.4 million in mortgage loan delinquencies at September 30, 1999, $1.5 million, or 0.26% of the related loans, are loans on single family or 2 to 4 unit residences which have Veterans Administration ("VA") or Federal Housing Administration ("FHA") guarantees. As a result of the VA or FHA, guarantees no losses are expected from these loans.

     Credit card delinquencies decreased $5.6 million at September 30, 1999 as compared to June 30, 1999, due to decreased delinquencies in the MMG credit card portfolio and as a result of the migration of the second quarter increase in delinquencies in the ADC credit card portfolio migrating through the later stages of delinquency.

     The following table presents the credit card loan portfolio by program at the dates indicated:

                                                                         QUARTERS ENDED
                                            -------------------------------------------------------------------------
                                            SEPTEMBER 30,     JUNE 30,      MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
                                                1999           1999           1999           1998           1998
                                            -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
  MMG outstanding balances:
     Current..............................  $     87,141   $     95,145   $    105,133   $    116,431   $    132,855
     Delinquencies:
       30 to 59 days......................         5,344          6,291          6,064         11,810         19,486
       60 to 89 days......................         4,107          5,260          5,765         10,089          6,257
       90 to 119 days.....................         4,234          4,796          6,390         13,472          2,944
       120 to 149 days....................         4,163          3,942          7,689         14,660          2,304
       150 days and over..................         3,534          3,837          6,670          4,460          1,175
                                            -------------  -------------  -------------  -------------  -------------
          Total delinquencies.............        21,382         24,126         32,578         54,491         32,166
                                            -------------  -------------  -------------  -------------  -------------

     Total................................  $    108,523   $    119,271   $    137,711   $    170,922   $    165,021
                                            =============  =============  =============  =============  =============
     As a percentage of outstanding balances:
       30 to 59 days......................          4.92%          5.27%          4.40%          6.91%         11.81%
       60 to 89 days......................          3.78           4.41           4.19           5.90           3.79
       90 to 119 days.....................          3.90           4.02           4.64           7.88           1.78
       120 to 149 days....................          3.84           3.30           5.58           8.58           1.40
       150 days and over..................          3.25           3.22           4.84           2.61           0.71
                                            -------------  -------------  -------------  -------------  -------------

          Total...........................         19.69%         20.22%         23.65%         31.88%         19.49%
                                            =============  =============  =============  =============  =============
  ADC outstanding balances:
     Current..............................  $     85,914   $     98,701   $    122,989   $    129,450   $    107,099
     Delinquencies:
       30 to 59 days......................         6,219          8,212          5,529          6,603          6,755
       60 to 89 days......................         5,073          8,113          4,012          4,633          3,973
       90 to 119 days.....................         5,075          6,764          4,245          3,959          2,864
       120 to 149 days....................         5,281          4,487          3,431          2,699          2,727
       150 days and over..................         5,198          3,121             --             --            245
                                            -------------  -------------  -------------  -------------  -------------
          Total delinquencies.............        26,846         30,697         17,217         17,894         16,564
                                            -------------  -------------  -------------  -------------  -------------

     Total................................  $    112,760   $    129,398   $    140,206   $    147,344   $    123,663
                                            =============  =============  =============  =============  =============
     As a percentage of outstanding balances:
       30 to 59 days......................          5.52%          6.35%          3.94%          4.48%          5.46%
       60 to 89 days......................          4.50           6.27           2.86           3.14           3.21
       90 to 119 days.....................          4.50           5.23           3.03           2.69           2.32
       120 to 149 days....................          4.68           3.47           2.45           1.83           2.21
       150 days and over..................          4.61           2.41             --             --           0.20
                                            -------------  -------------  -------------  -------------  -------------

          Total...........................         23.81%         23.73%         12.28%         12.14%         13.40%
                                            =============  =============  =============  =============  =============
                                                                                                          (CONTINUED)

     (CONTINUED)

                                                                         QUARTERS ENDED
                                            -------------------------------------------------------------------------
                                            SEPTEMBER 30,     JUNE 30,      MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
                                                1999           1999           1999           1998           1998
                                            -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
  Other credit card loans outstanding balances:
     Current..............................  $     26,276   $     28,959   $     30,273   $     29,405   $     21,365
     Delinquencies:
       30 to 59 days......................         1,834          1,163          1,208          1,196            651
       60 to 89 days......................           860            567            708            669            376
       90 to 119 days.....................           568            515            466            538            175
       120 to 149 days....................            --             31             28              4             --
       150 days and over..................             2              5             --             --             --
                                            -------------  -------------  -------------  -------------  -------------
          Total delinquencies.............         3,264          2,281          2,410          2,407          1,202
                                            -------------  -------------  -------------  -------------  -------------

     Total................................  $     29,540   $     31,240   $     32,683   $     31,812   $     22,567
                                            =============  =============  =============  =============  =============
     As a percentage of outstanding balances:
       30 to 59 days......................          6.21%          3.72%          3.70%          3.76%          2.88%
       60 to 89 days......................          2.91           1.81           2.17           2.10           1.67
       90 to 119 days.....................          1.92           1.65           1.43           1.69           0.77
       120 to 149 days....................            --           0.10           0.08           0.01             --
       150 days and over..................          0.01           0.01             --             --             --
                                            -------------  -------------  -------------  -------------  -------------

          Total...........................         11.05%          7.29%          7.38%          7.56%          5.32%
                                            =============  =============  =============  =============  =============


     The available credit on credit cards outstanding at September 30, 1999 was $18.2 million, $26.7 million and $6.4 million for the MMG, ADC and other card programs, respectively.

   NONPERFORMING AND CLASSIFIED ASSETS

     All assets and ratios are reported net of specific reserves unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                                                         QUARTERS ENDED
                                            -------------------------------------------------------------------------
                                            SEPTEMBER 30,     JUNE 30,      MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
                                                1999           1999           1999           1998           1998
                                            -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
Nonperforming Assets ("NPAs") by Type:
   NPLs...................................  $      7,108   $      6,412   $     13,137   $     14,372   $     16,884
   REO....................................         5,685          6,861          8,431          8,397         10,161
   Other repossessed assets...............            72            139            320            535            183
                                            -------------  -------------  -------------  -------------  -------------

     Total NPAs...........................  $     12,865   $     13,412   $     21,888   $     23,304   $     27,228
                                            =============  =============  =============  =============  =============

Number of REO properties..................            41             42             57             62             72
                                            =============  =============  =============  =============  =============

NPAs by Composition (1):
   Single family residences...............  $      6,080   $      6,656   $      9,761   $      8,985   $      8,613
   Multifamily 2 to 4 units...............           394            444          2,423          3,917          4,207
   Multifamily 5 units and over...........         3,893          4,504          7,061          7,761         11,917
   Commercial and other...................         2,965          2,449          3,203          3,088          3,228
   Consumer...............................           153            427            438            692            295
   REO valuation allowances...............          (620)        (1,068)          (998)        (1,139)        (1,032)
                                            -------------  -------------  -------------  -------------  -------------
     Total NPAs...........................        12,865         13,412         21,888         23,304         27,228
   Total troubled debt restructurings
     ("TDRs").............................        25,022         31,255         48,020         48,018         47,222
                                            -------------  -------------  -------------  -------------  -------------

     Total TDRs and NPAs..................  $     37,887   $     44,667   $     69,908   $     71,322   $     74,450
                                            =============  =============  =============  =============  =============

Classified Assets:
   NPAs                                     $     12,865   $     13,412   $     21,888   $     23,304   $     27,228
   Performing classified loans ...........        78,685         83,423         88,623        108,355         87,401
   Other classified assets................           781            889          1,242          1,426          3,999
                                            -------------  -------------  -------------  -------------  -------------

     Total classified assets..............  $     92,331   $     97,724   $    111,753   $    133,085   $    118,628
                                            =============  =============  =============  =============  =============

Classified Asset Ratios:
   NPLs to total assets...................          0.24%          0.19%          0.37%          0.39%          0.44%
   NPLs to total loans....................          0.31%          0.26%          0.51%          0.54%          0.61%
   NPAs to total assets...................          0.43%          0.41%          0.62%          0.63%          0.71%
   TDRs to total assets...................          0.85%          0.95%          1.35%          1.29%          1.23%
   NPAs and TDRs to total assets..........          1.28%          1.35%          1.97%          1.92%          1.95%
   Classified assets to total assets......          3.12%          2.96%          3.15%          3.59%          3.10%
   REO to NPAs............................         44.19%         51.16%         38.52%         36.03%         37.32%
   NPLs to NPAs...........................         55.25%         47.81%         60.02%         61.67%         62.01%

---------------------
(1) REO balances included in this table are not presented net of specific reserves.


     Total classified assets decreased $5.4 million from June 30, 1999, to $92.3 million at September 30, 1999 primarily due to a $4.7 million decrease in classified mortgage loans. This decrease primarily reflects the continuing improvement in the underlying income properties of the Bank's multifamily portfolio. Credit card accounts over 90 days past due are included as performing classified loans in the above table.

   ALLOWANCE FOR ESTIMATED LOAN AND REO LOSSES

     The following table summarizes the activity in the Bank's allowances and cash reserves for estimated loan and REO losses:

                                                                    QUARTER ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                           ----------------------------  ----------------------------
                                                                1999          1998           1999           1998
                                                           -------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
Balance at beginning of period...........................  $     84,630   $     61,263   $    109,198   $     55,993
                                                           -------------  -------------  -------------  -------------
   Charge-offs...........................................       (29,533)        (5,348)      (103,234)       (14,300)
   Recoveries............................................         1,080            664          3,582          4,561
                                                           -------------  -------------  -------------  -------------
     Net charge-offs.....................................       (28,453)        (4,684)       (99,652)        (9,739)
   Provision:
     Estimated loan losses...............................        17,500         51,782         62,300         58,032
     REO.................................................            --             27            139            100
   Net change in cash reserves (1).......................           890           (678)         2,582          3,324
                                                           -------------  -------------  -------------  -------------

Balance at end of period.................................  $     74,567   $    107,710   $     74,567   $    107,710
                                                           =============  =============  =============  =============
Ratio of net charge-offs during the period to average
   loans outstanding.....................................          1.14%          0.16%          3.82%          0.34%

-------------------
(1) Net change in cash reserves includes fundings, repurchases and transfers from credit card marketers.


     The following table presents loan and REO charge-offs and recoveries for the periods indicated:

                                                                    QUARTER ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                           ----------------------------  ----------------------------
                                                                1999          1998           1999           1998
                                                           -------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
 Charge-offs:
    1 - 4 units..........................................  $        256   $        436   $      1,091   $      2,123
    Multifamily loans:
      5 to 36 units......................................           277          1,796          1,385          7,109
      37 units and over..................................           (10)         1,602            275          3,150
    Commercial and industrial............................           209             59          1,395            444
    Credit card loans....................................        28,222          1,180         95,997          1,180
    Other loans..........................................           579            275          3,091            294
                                                           -------------  -------------  -------------  -------------

 Total charge-offs.......................................  $     29,533   $      5,348   $    103,234   $     14,300
                                                           =============  =============  =============  =============
 Recoveries:
    1 - 4 units..........................................  $        144   $        366   $        834   $      1,912
    Multifamily loans:
      5 to 36 units......................................            58             49            324          2,087
      37 units and over..................................           197            164            365            427
    Commercial and industrial............................            --             --            398             50
    Credit card loans....................................           481             --          1,461             --
    Other loans..........................................           200             85            200             85
                                                           -------------  -------------  -------------  -------------

 Total recoveries........................................  $      1,080   $        664   $      3,582   $      4,561
                                                           =============  =============  =============  =============

     In addition to reserves established by the Bank, cash reserves have been provided by credit card affinity marketers under the credit enhancement programs which are utilized to purchase accounts from the Bank after the accounts reach a certain delinquent status. At September 30, 1999 and 1998, cash reserves were $3.4 million and $7.7 million, respectively, and were recorded as deposits on the Company's statements of financial condition. Accounts purchased from cash reserves during the nine months of 1999 and 1998 totaled $2.4 million and $16.8 million, respectively and are not included in the above table.

     The following table sets forth the allowance for estimated loan and REO losses at the dates indicated:

                                                                         QUARTERS ENDED
                                            -------------------------------------------------------------------------
                                            SEPTEMBER 30,     JUNE 30,      MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
                                                1999           1999           1999           1998           1998
                                            -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
Loans:
   Allowance for Loan and Lease
     Losses ("ALLL") .....................  $     65,550   $     75,414   $     70,606   $     98,229   $     88,500
   SVA....................................         5,040          5,681          7,292          7,942         10,522
                                            -------------  -------------  -------------  -------------  -------------
     Total ALLL and SVA...................        70,590         81,095         77,898        106,171         99,022
   Cash reserves..........................         3,357          2,467          1,915          1,888          7,656
                                            -------------  -------------  -------------  -------------  -------------
     Total loan allowances and cash
       reserves...........................        73,947         83,562         79,813        108,059        106,678
REO valuation allowances..................           620          1,068            998          1,139          1,032
                                            -------------  -------------  -------------  -------------  -------------

Total allowances and cash reserves........  $     74,567   $     84,630   $     80,811   $    109,198   $    107,710
                                            =============  =============  =============  =============  =============

Selected ratios:
   Total allowances to net loans and REO..          3.18%          3.33%          3.03%          3.94%          3.77%
   Total ALLL and cash reserves to:
     Net loans............................          2.95%          3.08%          2.73%          3.62%          3.38%
     Net NPLs.............................        969.43%       1214.61%        552.04%        696.61%        573.28%
     Net loans and REO....................          2.95%          3.09%          2.74%          3.63%          3.38%
     Net NPAs.............................        536.39%        584.41%        333.61%        431.75%        356.44%
     Total assets.........................          2.33%          2.38%          2.06%          2.71%          2.53%


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

                                                                               TO BE CATEGORIZED
                                                                                 AS ADEQUATELY               TO BE CATEGORIZED
                                                       ACTUAL                     CAPITALIZED               AS WELL CAPITALIZED
                                            ----------------------------  ----------------------------  ----------------------------
                                                AMOUNT         RATIO          AMOUNT         RATIO         AMOUNT          RATIO
                                            -------------  -------------  -------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
AS OF SEPTEMBER 30, 1999:
  Total capital (to risk-weighted
    assets)...............................  $    173,040          10.30%  $    134,346           8.00%  $    167,933          10.00%
  Core capital (to adjusted tangible
    assets)...............................       151,498           5.14         88,490           3.00        147,484           5.00
  Tangible capital (to tangible assets....       151,498           5.14         44,245           1.50            N/A
  Core capital (to risk-weighted
    assets)...............................       151,498           9.02            N/A                       100,760           6.00
AS OF SEPTEMBER 30, 1998:
  Total capital (to risk-weighted
    assets)...............................       188,699           8.66        174,271           8.00        217,839          10.00
  Core capital (to adjusted tangible
    assets)...............................       160,713           4.22        114,299           3.00        190,498           5.00
  Tangible capital (to tangible assets....       160,713           4.22         57,149           1.50            N/A
  Core capital (to risk-weighted
    assets)...............................       160,713           7.38            N/A                       130,704           6.00

     The following table reconciles the Company's stockholders' equity to the Bank's tangible, core and risk-based capital at the dates indicated:

                                                             TANGIBLE         CORE        RISK-BASED
                                                              CAPITAL        CAPITAL        CAPITAL
                                                           -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
      AS OF SEPTEMBER 30, 1999:
        Consolidated stockholders' equity................. $    107,414   $    107,414   $    107,414
        Adjustments:
          Fidelity's preferred stock......................       51,750         51,750         51,750
          Bank Plus equity excluding Fidelity.............       (1,719)        (1,719)        (1,719)
                                                           -------------  -------------  -------------
        Fidelity's stockholders' equity...................      157,445        157,445        157,445
        Accumulated other comprehensive loss..............        6,887          6,887          6,887
        Adjustments:
          Intangible assets...............................      (12,832)       (12,832)       (12,832)
          Excess ALLL.....................................           --             --         21,542
          Nonincludable subsidiaries......................           (2)            (2)            (2)
                                                           -------------  -------------  -------------

      Regulatory capital.................................. $    151,498   $    151,498   $    173,040
                                                           =============  =============  =============
      AS OF SEPTEMBER 30, 1998:
        Consolidated stockholders' equity................. $    127,729   $    185,196   $    185,196
        Adjustments:
          Fidelity's preferred stock......................       51,750         51,750         51,750
          Bank Plus equity excluding Fidelity.............       (5,364)        (5,364)        (5,364)
                                                           -------------  -------------  -------------
        Fidelity's stockholders' equity...................      174,115        231,582        231,582
        Accumulated other comprehensive loss..............        1,356          1,356          1,356
        Adjustments:
          Intangible assets...............................      (14,748)       (14,748)       (14,748)
          Excess ALLL.....................................           --             --         27,986
          Nonincludable subsidiaries......................          (10)           (10)           (10)
                                                           -------------  -------------  -------------

      Regulatory capital.................................. $    160,713   $    218,180   $    246,166
                                                           =============  =============  =============


     As of September 30, 1999, the Bank was "well capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. As of September 30, 1999, the most constraining of the capital ratio measurements under the PCA requirements was core capital to adjusted tangible assets which had an excess of $4.0 million above the minimum level required to be considered well capitalized. The Bank's capital levels and classification are subject to periodic review by federal banking regulators as to components, risk-weightings and other factors. There are no conditions or events since September 30, 1999 that management believes will change the Bank's category.


LIQUIDITY

     The Bank derives funds from deposits, FHLB advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. In addition, funds are generated from loan payments and payoffs as well as from the sale of loans and investments.

   DEPOSITS

     The largest source of funds for the Bank is deposits. Customer deposits are insured by the FDIC to the maximum amount permitted by law. At September 30, 1999, the Bank had deposits of $2.5 billion. The following table presents the distribution of deposit accounts at the dates indicated:

                                                           SEPTEMBER 30,   DECEMBER 31,  SEPTEMBER 30,
                                                                1999          1998            1998
                                                           -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
   Checking accounts.....................................  $    355,533   $    380,292   $    341,586
   Passbook accounts.....................................        53,395         56,836         55,544
   Money market savings accounts.........................        52,178         56,451         62,501
                                                           -------------  -------------  -------------
      Total transaction accounts.........................       461,106        493,579        459,631
                                                           -------------  -------------  -------------
   CDs:
      Less than $100,000.................................     1,427,112      1,795,000      1,718,283
      Greater than $100,000..............................       592,228        633,952        853,681
                                                           -------------  -------------  -------------
        Total CDs........................................     2,019,340      2,428,952      2,571,964
                                                           -------------  -------------  -------------

   Total deposits........................................  $  2,480,446   $  2,922,531   $  3,031,595
                                                           =============  =============  =============

   Weighted average interest rate on deposits............          4.12%          4.53%          4.78%
                                                           =============  =============  =============


     There were no brokered deposits outstanding at the dates indicated above.

     The following table provides information with regards to the Bank's most recent quarterly experience in the levels of and pricing of CDs for the period indicated:

                                                                                            WEIGHTED AVERAGE RATE
                                                                                         ----------------------------
                                                NET            NEW OR                        NET           NEW OR
                                             WITHDRAWALS      RENEWED      NET CHANGE     WITHDRAWALS      RENEWED
                                            -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
 CDs maturing in quarter ended:
     September 30, 1998...................  $    611,217   $    591,719   $    (19,498)          5.41%          5.06%
     December 31, 1998....................       579,887        436,875       (143,012)          5.43           4.30
     March 31, 1999.......................       695,261        532,999       (162,262)          5.15           4.18
     June 30, 1999........................       584,454        452,263       (132,191)          5.08           4.33
     September 30, 1999(1)................       577,716        561,375        (16,341)          4.90           4.79

-----------------
(1) The amount and weighted average rate of net withdrawals exclude the affect of the two branches sold in August 1999.

     The distribution of certificate accounts by date of maturity is an important indicator of the relative stability of a major source of funds. Longer term certificate accounts generally provide greater stability as a source of funds, but currently entail greater interest costs than passbook accounts. The following tables summarize certificate accounts by maturity and weighted average rate at September 30, 1999:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               AMOUNT          RATE
                                                           -------------  -------------
                                                             (DOLLARS IN THOUSANDS)
Matures in quarter ended:
   December 31, 1999.....................................  $    370,756           4.66%
   March 31, 2000........................................       593,830           4.69
   June 30, 2000.........................................       346,956           4.53
   September 30, 2000....................................       395,689           4.90
   December 31, 2000.....................................       113,365           4.35
   March 31, 2001........................................       133,471           4.37
   June 30, 2001.........................................         9,470           4.98
   September 30, 2001 and after..........................        55,803           5.64
                                                           -------------

     Total CDs...........................................  $  2,019,340           4.69%
                                                           =============


   BORROWINGS

     The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated:

                                                           SEPTEMBER 30,   DECEMBER 31,  SEPTEMBER 30,
                                                                1999          1998            1998
                                                           -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
FHLB advances:
   Fixed rate advances...................................  $    295,000   $    585,000   $    585,000
   Floating rate advances................................            --             --             --
                                                           -------------  -------------  -------------
    Total FHLB advances..................................       295,000        585,000        585,000
Other borrowings:
   Senior notes..........................................        51,478         51,478         51,478
                                                           -------------  -------------  -------------

Total borrowings.........................................  $    346,478   $    636,478   $    636,478
                                                           =============  =============  =============

Weighted average interest rate on all borrowings.........          6.40%          6.20%          6.20%
                                                           =============  =============  =============
Percent of total borrowings to total liabilities and
   stockholders' equity..................................         11.71%         17.15%         23.60%
                                                           =============  =============  =============


     On November 8, 1999 the FHLB exercised its option to call a $200 million advance with a rate of 5.16%. The Bank funded the repayment of the called advance through available cash and cash equivalents and short-term borrowings from the FHLB.

    UNDRAWN SOURCES

     The Company maintains other sources of liquidity to draw upon, which at September 30, 1999 include (a) a line of credit with the FHLB with $151.7 million available, (b) $47 million in unpledged securities available to be placed in reverse repurchase agreements or sold and (c) $1.7 billion of unpledged loans, some of which would be available to collateralize additional FHLB or private borrowings, or to be securitized.

   CONTINGENT OR POTENTIAL USES OF FUNDS

     The Bank had commitments to fund $5.3 million of loans at September 30, 1999 and unused lines of credit related to credit card loans and other credit lines totaled $97.0 million at September 30, 1999.

   LIQUIDITY

     The regulatory required average daily balance of liquid assets is 4.0% of the liquidity base, which is based on a quarterly average. The Bank's quarterly average regulatory liquidity ratio was 11.95% and 28.5% for the six months ended September 30, 1999 and 1998, respectively.

   HOLDING COMPANY LIQUIDITY

     At September 30, 1999, Bank Plus had cash and cash equivalents of $1.7 million. Bank Plus has no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity and Gateway in order to fund its cash needs, including its payment obligations on its $51.5 million senior notes.

     The February, May and August 1999 senior note interest payments were funded by preferred stock dividends from Fidelity and cash on hand at Bank Plus. The liquidity for the interest payments for the remainder of 1999 is expected to be provided by current liquidity at Bank Plus, currently projected dividends from Gateway and preferred stock dividends from Fidelity.

     No assurance can be given that funds will continue to be available at Bank Plus to pay future interest payments, or that dividends will be able to be made by Gateway to provide additional liquidity. The Bank has an agreement with the OTS which permits the payment of dividends on the Bank's preferred stock so long as the Bank remains adequately capitalized. The agreement with the OTS does not constrain the OTS from restricting future dividend payments based on safety and soundness considerations or future examination findings, and no assurance can therefore be given that the OTS will permit future dividend payments by Fidelity to Bank Plus. The Bank has received no indication from the OTS that it will object to the continued payment of preferred stock dividends.


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

     The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of September 30, 1999. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                         AS OF SEPTEMBER 30, 1999
                                                                           MATURITY OR REPRICING
                                            ----------------------------------------------------------------------------------------
                                               WITHIN 3        4-12            1-5           6-10         OVER 10
                                                MONTHS        MONTHS          YEARS          YEARS         YEARS           TOTAL
                                            -------------  -------------  -------------  -------------  -------------  -------------
                                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Cash and cash equivalents...............  $    163,976   $         --   $         --   $         --   $         --   $    163,976
  Investment securities (1) (2)...........        31,840             --             --             --             --         31,840
  MBS (1).................................       112,819          1,816             --             --        250,283        364,918
  Loans receivable:
    Adjustable rate mortgages ("ARMs")
      and other adjustables (3)...........     1,732,267        269,617         64,072          7,396            493      2,073,845
    Fixed rate loans......................       124,264            310          4,936         14,156        123,287        266,953
                                            -------------  -------------  -------------  -------------  -------------  -------------
      Total gross loans receivable........     1,856,531        269,927         69,008         21,552        123,780      2,340,798
                                            -------------  -------------  -------------  -------------  -------------  -------------

Total interest-earning assets.............     2,165,166        271,743         69,008         21,552        374,063   $  2,901,532
                                            -------------  -------------  -------------  -------------  -------------  =============
Interest-bearing liabilities:
  Deposits:
    Checking and savings accounts (4).....       408,928             --             --             --             --   $    408,928
    Money market accounts (4).............        52,178             --             --             --             --         52,178
    Fixed maturity deposits:
      Retail customers....................       378,663      1,338,667        301,274            474            249      2,019,327
      Wholesale customers.................            --             13             --             --             --             13
                                            -------------  -------------  -------------  -------------  -------------  -------------
        Total deposits....................       839,769      1,338,680        301,274            474            249      2,480,446
                                            -------------  -------------  -------------  -------------  -------------  -------------
  Borrowings:
    FHLB advances.........................            --         20,000        275,000             --             --        295,000
    Other.................................            --             --             --         51,478             --         51,478
                                            -------------  -------------  -------------  -------------  -------------  -------------
      Total borrowings....................            --         20,000        275,000         51,478             --        346,478
                                            -------------  -------------  -------------  -------------  -------------  -------------

Total interest-bearing liabilities........       839,769      1,358,680        576,274         51,952            249   $  2,826,924
                                            -------------  -------------  -------------  -------------  -------------  =============

Repricing Gap.............................  $  1,325,397   $ (1,086,937)  $   (507,266)  $    (30,400)  $    373,814
                                            =============  =============  =============  =============  =============

Gap to total assets.......................         44.80%       (36.74)%       (17.15)%        (1.03)%         12.64%

Cumulative Gap to Total Assets............         44.80%         8.06%         (9.09)%       (10.11)%          2.52%

----------------
(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2)  Investment securities include FHLB stock of $30.7 million.
(3) ARMs are primarily in the shorter categories as they are subject to interest rate adjustments.
(4) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.


     The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of ARM loans. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. ARM loans comprised 93.2% of the total mortgage loan portfolio at September 30, 1999 and 91.8% of ARMs in the mortgage loan portfolio are indexed to the FHLB Eleventh District Cost of Funds Index ("COFI"). The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months. Thus, in a rising rate environment there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, net interest income will be positively affected.

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

     The certification of the Company's non mission critical Systems was completed at the end of the third quarter. Additionally, policies and procedures have been implemented to ensure that the Systems that have been certified as Y2K compliant remain compliant. Throughout the remainder of 1999, the Company will maintain and test its systems to ensure that they remain Y2K compliant.

   CUSTOMER AWARENESS AND RISK MANAGEMENT PLANS

     The Company implemented a Y2K customer awareness plan to address Y2K issues raised by customers. As part of this plan, the Company distributed a project status update in the June 1999 deposit account statements and an additional update by direct mail in August 1999. A risk management plan was developed to address risks posed by the Company's material customers. Both of these plans were developed in accordance with the FFIEC guidelines and are being reviewed and updated each quarter or as required.

   CASH MANAGEMENT PLAN

     The Company has developed a cash management plan to address customers' year-end cash requirements. As part of this plan, the Company is tracking and monitoring the cash outflow and taking steps to ensure that adequate cash is available should there be increases in the cash outflow. The plan will be updated as required throughout the remainder of 1999.

   ESTIMATED Y2K PROJECT COSTS

     The total Y2K project budget is $6.3 million. A significant portion of this budget was for the staffing of technology and support personnel to implement the required modifications and upgrades. Additional personnel were also required to perform the system testing, produce testing documentation, and prepare contingency plans required by the FFIEC. As of September 30, 1999, the Company had incurred Y2K related expenses of $5.9 million of which $2.1 million was incurred in 1999. It is anticipated that total Y2K expenses will be within the budgeted amount.

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

     The interagency statement established June 30, 1999 as the date by which the Y2K contingency plans were to be substantially complete. The contingency plans have been written, independently reviewed, and tested. Senior level management and the Board of Directors provided final approval on the plans in July.

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

   On December 8, 1998, MMG filed a third-party claim against the Bank in a case brought by one of its purported creditors. That suit is entitled TIM MCCARTHY ADVERTISING, INC., PLAINTIFF V. MMG DIRECT, INC., DEFENDANT; MMG DIRECT, INC. THIRD-PARTY PLAINTIFF V. FIDELITY FEDERAL BANK, FSB, THIRD-PARTY DEFENDANT, No. 98-11717-E in the County Court at Law No. 5, Dallas County, Texas (the "MCCARTHY case"). In this lawsuit MMG asserted that the Bank was obligated to indemnify MMG against McCarthy's claims under partnership and other theories. The Bank moved to abate MMG's third-party complaint pending arbitration. The Court granted the Bank's motion to abate.

   On March 15, 1999 MMG filed a third-party petition against the Bank filed in the District Court, 116th Judicial district, Dallas County, Texas, Cause No. DV-99-01269, entitled REVELATION CORPORATION OF AMERICA, PLAINTIFF V. MMG DIRECT, INC., DEFENDANT AND THIRD PARTY PLAINTIFF V. FIDELITY FEDERAL BANK, FSB, THIRD PARTY DEFENDANT (the "REVELATION case"). The allegations in MMG's third-party petition in this action mirror many of the allegations and claims in the MMG DIRECT, INC. case, although several of those allegations were modified and expanded. The Bank has filed a motion to dismiss this case; a ruling on the motion is pending.

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

   After presentations of their cases by Fidelity and MMG the arbitrator issued his award of arbitration on September 15, 1999. In that award, the arbitrator
(i) terminated the marketing agreements between the parties, and excused the parties from any existing or future obligations; (ii) gave the Bank the right to sell or otherwise dispose of the credit card portfolio generated under the marketing agreements; (iii) ordered the Bank to pay MMG certain fees owed by the Bank to MMG which were not disputed but which the Bank withheld during the course of the dispute as a prejudgment offset (iv) ordered the Bank to pay MMG's legal fees in the amount of $1 million; and (v) ordered the Bank to pay MMG for its share of the arbitration costs. The award declared that it constituted a full and final settlement of all claims and counterclaims between the parties as set forth in their pleadings.

  ADC CREDIT CARD LITIGATION

   Sixty-nine lawsuits, on behalf of approximately 140 individual plaintiffs, and two purported class actions, are pending in state and federal courts in the State of Alabama against Fidelity and, in most instances, ADC, Bank Plus, and various manufacturers and distributors of consumer appliances. In addition, the Bank and Bank Plus have been sued in three cases in state court in the State of Mississippi on behalf of 61 individual plaintiffs (the Mississippi cases have been removed to Federal Court in that state), and the Bank has been sued in a state court in the State of West Virginia on behalf of one individual plaintiff (the West Virginia case has been removed to a Federal Court in that state). All of these cases arise out of the affinity credit card program between the Bank and ADC in which independent third-party distributors sold consumer appliances door-to-door, and concurrently offered the consumer an opportunity to apply for a credit card arranged by ADC and issued by the Bank which was then used to pay for the appliance.

   The plaintiffs in the litigation are cardholders who allege, generally, that misrepresentations were made to them by the sales people in connection with their purchases of the consumer appliances and applications for credit card accounts, including misrepresentations with respect to the nature and cost of financing such purchases through credit cards issued by the Bank. The Bank believes that it has substantial legal defenses to these claims in that it did not control, direct, or otherwise have any dealings with the sales people who allegedly made such misrepresentations, and the financing and other terms of the credit cards were disclosed in writing to cardholders by the Bank. Most of the cases are in discovery.

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

  INTERNET CASINO LITIGATION

   The Bank and Mastercard International, Inc. have been named as defendants in a purported class action filed July 27, 1999 in the United States District Court for the Middle District of Alabama, entitled EVELYN L. BROWN, ON BEHALF OF HERSELF AND ALL OTHERS SIMILARLY SITUATED VS. MASTERCARD INTERNATIONAL, INC. AND FIDELITY FEDERAL BANK, Civil Action Case No. CV 99-A-788-N. The plaintiff alleges that she placed bets through a gambling site on the internet. The internet site instructed her to open an account by entering her credit card number. By this means, the plaintiff's gambling expenses incurred on the internet site were charged to a Mastercard issued to the plaintiff by the Bank. The plaintiff alleges that, in allowing its credit card to be used for illegal gambling, the Bank violated a variety of Federal and State statutes, including the Wire Act (18 U.S.C. Section 1084(a)), the Travel Act (18 U.S.C. Section
1952), a Federal statute that specifically prohibits conducing an illegal gambling business (18 U.S.C. Section 1955), the Racketeer Influenced and Corrupt Organizations Act ("RICO")(18 U.S.C. Section 1962(c) and 1964(a)), and a number of Alabama statutes. The plaintiff seeks certification of a class, declaratory relief voiding her credit card charges, unspecified compensatory damages, triple exemplary damages under RICO, punitive damages, and attorneys fees and costs.

   The Bank is informed that this lawsuit is substantially similar to a number of lawsuits filed around the country against credit card issuers, Mastercard, and Visa. The Bank and Mastercard have filed motions to dismiss the case. The plaintiff is seeking to have the lawsuit consolidated with similar lawsuits in a Federal court in New York. The Bank believes that it should not have liability and has substantial legal defenses to the lawsuit and the Bank intends to defend itself vigorously.

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

   On September 20, 1999 a second purported class action was filed against the Company and its current and immediately preceding chief executive officers. The case is entitled GARY FELDMAN AND PETER WACHTEL, EACH INDIVIDUALLY AND ALSO ON BEHALF OF ALL OTHERS SIMILARLY SITUATED, PLAINTIFFS V. BANK PLUS CORPORATION, RICHARD M. GREENWOOD, MARK K. MASON AND DOES 1 THROUGH 50 INCLUSIVE, DEFENDANTS, Superior Court of the State of California, County of Los Angeles, Case No. BC 217063. Except for the named individual plaintiffs' dates of purchase and certain other minor variations, the FELDMAN complaint is virtually identical to the GUNTY complaint and was filed by the same plaintiffs' counsel. The Company believes the claims are meritless. Further, the Company believes the claims in FELDMAN are barred by the Security Litigation Reform Standards Act of 1998 ("SLUSA"), which requires securities fraud actions commenced after the date of SLUSA's enactment to be brought in federal court under federal law. The Company has filed papers seeking to remove the FELDMAN case to the Federal District Court.

   OTHER MATTERS

      In the course of the current compliance examination of the Bank, certain concerns have been raised by the Office of Thrift Supervision in connection with the Bank's credit card operations. These concerns principally relate to origination, servicing and collection activities of third parties who were responsible for regulatory compliance related to their respective functions under contracts which have been terminated or which are in a wind down process. The Bank is seeking to address these concerns, including by providing the Office of Thrift Supervision with additional information. While it is the Bank's intention to resolve these concerns as expeditiously as possible, no assurances can be given that these concerns can be resolved on a basis that would not have an adverse financial or regulatory impact on the Bank in future periods.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS


    EXHIBIT
      NO.                              DESCRIPTION
 ------------  -----------------------------------------------------------------
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

     27.       Financial Data Schedule.
 ------------
         * Indicates previously filed documents.


   REPORTS ON FORM 8-K

     None

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        BANK PLUS CORPORATION
                                        Registrant



Date:   November 15, 1999                        /s/ Mark K. Mason
                                        ----------------------------------------
                                                     Mark K. Mason
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER;
                                               VICE CHAIRMAN OF THE BOARD
                                              (PRINCIPAL EXECUTIVE OFFICER)


Date:   November 15, 1999                        /s/ John M. Michel
                                        ----------------------------------------
                                                     John M. Michel
                                              EXECUTIVE VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL OFFICER)