Form 10-K
period 1999-12-31
BANK PLUS CORP
filed 2000-03-29
CIK 1012616

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of March 23, 2000, was $37,065,689.

     As of March 23, 2000, Registrant had outstanding 19,441,886 shares of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement relating to the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

================================================================================


                                                  BANK PLUS CORPORATION
                                              1999 FORM 10-K ANNUAL REPORT
                                                    TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
             Glossary of Defined Terms..................................................................    ii

                                                       PART I
Item 1.      Business...................................................................................     1
             General....................................................................................     1
             Recent Developments........................................................................     2
             Retail Financial Services - Core Bank Operations...........................................     6
             Lending Activities.........................................................................     7
             Loan Servicing.............................................................................     8
             Credit Administration......................................................................    10
             Investments................................................................................    11
             Borrowings.................................................................................    11
             Competition................................................................................    12
             Employees..................................................................................    12
             Regulation and Supervision.................................................................    13
Item 2.      Properties.................................................................................    24
Item 3.      Legal Proceedings..........................................................................    25
Item 4.      Submission of Matters to a Vote of Security Holders........................................    29

                                                       PART II
Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters..................    29
Item 6.      Selected Financial Data....................................................................    31
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations......    33
             Forward-looking Statements.................................................................    33
             Results of Operations......................................................................    33
             Net Interest Income........................................................................    37
             Income Taxes...............................................................................    38
             Financial Condition........................................................................    40
             Regulatory Capital Compliance..............................................................    57
             Liquidity..................................................................................    58
             Asset/Liability Management and Market Risk.................................................    62
             Year 2000..................................................................................    66
             Recent Accounting Pronouncements...........................................................    67
Item 8.      Financial Statements and Supplementary Data................................................    67
Item 9.      Change in and Disagreements with Accountants on Accounting and Financial Disclosure........    67

                                                      PART III
Item 10.     Directors and Executive Officers of the Registrant.........................................    68
Item 11.     Executive Compensation.....................................................................    68
Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................    68
Item 13.     Certain Relationships and Related Transactions.............................................    68

                                                       PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................    69
             Signatures.................................................................................    71




                              BANK PLUS CORPORATION

                            GLOSSARY OF DEFINED TERMS


The following defined terms are used throughout the Company's Annual Report on Form 10-K:

        DEFINED TERM                                          DESCRIPTION
------------------------------   ----------------------------------------------------------------------
ACES........................     FNMA's Alternative Credit Enhancement Structure
Acquisition S-4.............     Registration Statement on Form S-4
ADC.........................     American Direct Credit, LLC
AFS.........................     available for sale
ALCO........................     Asset Liability Committee
ALLL........................     allowance for loan and lease losses
ARMs........................     adjustable rate mortgages
ATM.........................     automated teller machine
BHCA........................     Bank Holding Company Act
Bank Plus...................     Bank Plus Corporation
BIF.........................     Bank Insurance Fund
BPCS........................     Bank Plus Credit Services Corporation
CalPERS.....................     California Public Employee's Retirement System
CDs.........................     certificates of deposit
CERCLA......................     Comprehensive Environmental Response, Compensation and Liability Act
                                   of 1980
Citadel.....................     Citadel Holding Corporation
CMO.........................     collateralized mortgage obligation
Coast.......................     Coast Federal Bank, FSB
COFI........................     Eleventh District Cost of Funds Index
Company.....................     Bank Plus, Fidelity and Gateway
CRA.........................     Community Reinvestment Act
Direct Furniture............     Direct Furniture, Inc.
EGRPRA......................     Economic Growth and Regulatory Paperwork Reduction Act
EPS.........................     earnings per share
Exchange Offer..............     Exchange offer of Bank Plus Senior Notes for Fidelity's Series A
                                   Preferred Stock, as consummated on July 18, 1997
FAMCO.......................     First Alliance Mortgage Company
FASB........................     Financial Accounting Standards Board
FDIA........................     Federal Deposit Insurance Act
FDIC........................     Federal Deposit Insurance Corporation
FDICIA......................     Federal Deposit Insurance Corporation Improvement Act of 1991
FFIEC.......................     Federal Financial Institutions Examinations Council
FHA.........................     Federal Housing Administration
FHLB........................     Federal Home Loan Bank
FHLB advances...............     ARMs and variable rate borrowings from the FHLB system
FHLMC.......................     Federal Home Loan Mortgage Corporation
FICO........................     Fair Isaac Company
FICO Debt...................     Financing Corporation debt obligations
Fidelity or the Bank........     collectively, Fidelity Federal Bank, A Federal Savings Bank and its
                                   subsidiaries
Financial Services
  Modernization Act.........     Gramm-Leach-Bliley Act of 1999
FIRREA......................     Financial Institutions Reform, Recovery, and Enforcement Act of 1989
FNMA........................     Federal National Mortgage Association

                                                                                          (CONTINUED)

        DEFINED TERM                                          DESCRIPTION
------------------------------   ----------------------------------------------------------------------
FRB.........................     Board of Governors of the Federal Reserve System
FSLIC.......................     Federal Savings and Loan Insurance Corporation
FTEs........................     full-time equivalent employees
GAAP........................     Generally Accepted Accounting Principles
Gateway.....................     Gateway Investment Services, Inc.
GNMA........................     Government National Mortgage Association
Hancock.....................     Hancock Savings Bank, FSB
HOLA........................     Home Owners' Loan Act of 1933, as amended
IMCR........................     Individual Minimum Capital Requirement
Instant Reserve.............     overdraft protection for checking account customers
IRC.........................     Internal Revenue Code
LGS.........................     loan grading system
LIBOR.......................     London Interbank Offered Rate
MBS.........................     mortgage-backed securities
MMG.........................     MMG Direct, Inc.
NASD........................     National Association of Securities Dealers, Inc.
Nasdaq......................     Nasdaq National Market
Nationwide..................     Nationwide Capital Company, L.L.C.
NOL.........................     net operating loss
NPAs........................     nonperforming assets
NPLs........................     Nonaccruing loans
NPV.........................     Net portfolio value
OACFV.......................     Option adjusted cash flow valuation
OTS.........................     Office of Thrift Supervision
Plan........................     Accelerated Asset Resolution Plan
Program.....................     agreements with FAMCO and its affiliates to establish a secured credit card program
PCA.........................     Prompt Corrective Action
QTL.........................     Qualified Thrift Lender
Renzi.......................     Renzi Co. LLC
REO.........................     Real estate owned
RICO........................     Racketeer Influenced and Corrupt Organizations Act
SAIF........................     Savings Association Insurance Fund
SEC.........................     Securities and Exchange Commission
Senior Notes................     Bank Plus' 12% Senior Notes due July 18, 2007
SLUSA.......................     Security Litigation Reform Standards Act of 1998
Preferred Stock.............     Fidelity's 12% Noncumulative Exchangeable Perpetual Preferred Stock,
                                   Series A
SFAS........................     Statement of Financial Accounting Standards
Stock Option Plan...........     Stock Option and Equity Incentive Plan
SVAs........................     Specific valuation allowances
Systems.....................     Computer software programs, systems and devices
TDR.........................     troubled debt restructuring
TFR.........................     Thrift Financial Report
2000 Proxy Statement........     the Company's Proxy Statement for its 2000 Annual Meeting of
                                   Stockholders

                                     PART I

ITEM 1. BUSINESS
                              BANK PLUS CORPORATION

GENERAL

     Bank Plus Corporation ("Bank Plus"), through its wholly-owned subsidiaries, Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries (collectively "Fidelity" or the "Bank"), and Gateway Investment Services, Inc. ("Gateway") a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, (collectively, the "Company"), offers a broad range of consumer financial services, including demand and term deposits, uninsured investment products, including mutual funds, and annuities and loans. Fidelity operates through 36 full-service branches, 35 of which are located in Southern California, principally in Los Angeles and Orange counties.

     Certain statements included in this Annual Report on Form 10-K, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Bank Plus and Fidelity to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. A number of other factors may have a material adverse effect on the Company's financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; movements in market interest rates that reduce our margins or the fair value of the financial instruments we hold; restrictions imposed on the Bank's operations by regulators such as a prohibition on the payment of dividends to Bank Plus; failure of regulatory authorities to issue approvals or non-objection to material transactions involving the Bank; actions by the Bank's regulators that could adversely affect the Bank's capital levels; an increase in the number of customers seeking protection under the bankruptcy laws which increases the amount of charge-offs; the effects of fraud or other contract breaches by third parties or customers; the effectiveness of the Company's collection efforts; the outcome of pending and future litigation; the inability to achieve the financial goals in Bank Plus' strategic plan; the inability to successfully implement planned systems conversions and the inability to use the operating loss carryforwards of the Company. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Bank Plus disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

     The Company views its business as consisting of two reportable segments; core bank operations and credit card operations. Each of these operations, like those of other financial institutions, are significantly influenced by general economic conditions and interest rates, by the monetary, fiscal and regulatory policies of the federal government and by the policies of financial institution regulatory authorities. The core bank operations are also significantly influenced by the relative strength of the California real estate market.

     Core Bank Operations: The principal business activities of this segment are attracting deposit funds from the general public and other institutions, originating and investing in investment securities and real estate related assets, including mortgage loan and mortgage-backed securities, and selling uninsured investment products. This segment's primary sources of revenue are interest income earned on real estate related assets, investment securities and funding provided to the credit card operations, fees earned in connection with loans and deposits and fees earned from the sale of uninsured investment products. This segment's major expenses are interest incurred on deposits and borrowings, provisions for estimated loan losses, retail branch system costs, mortgage servicing and origination costs and executive and administrative expenses.

     Deposits of the core bank operations are highly concentrated in Los Angeles and Orange counties. The retail branches held total deposits of $2.5 billion at December 31, 1999. At December 31, 1999, the core bank operation's gross mortgage loan portfolio aggregated $2.0 billion, 66% of which was secured by residential properties containing 5 or more units, 28% of which was secured by residential properties containing 1 to 4 units and 6% of which was secured by commercial and other property. At that same date, 94% of the Bank's mortgage loans consisted of adjustable-rate mortgages. The investment portfolio of the core bank operations, which primarily consisted of mortgage-backed securities, totaled $0.3 billion at December 31, 1999.

     Credit card operations: The principal business activities of this segment are servicing the outstanding credit card accounts and managing the credit risk associated with the credit card portfolio. Since the first quarter of 1999, there have been no material new originations of credit card accounts. This segment's primary sources of revenue are interest income earned on the credit card balances and fees earned on credit card accounts, including acceptance and annual fees, late fees and interchange fees. This segment's principal expenses are interest expense from funding provided by the core bank operations, provisions for estimated loan losses and costs of servicing the portfolio, including third party processing charges.

     The credit card operation's credit card portfolio totaled $210.6 million at December 31, 1999. Funding for the credit card operations is provided by the core bank operations.

     The principal executive offices of Bank Plus and Fidelity are located at 4565 Colorado Boulevard, Los Angeles, California 90039, telephone number (818) 549-3116.


RECENT DEVELOPMENTS

   1999 FINANCIAL RESULTS

     In 1999, the Company's net losses of $24.9 million consisted of $59.7 million of net losses from the credit card operations offset by $34.8 million of net earnings from the core bank operations. The net losses from the credit card operations were primarily due to provisions for estimated loan losses resulting from the high delinquency levels and charge-offs in the credit card loan portfolio. The net earnings from the core bank operations, which more than doubled from the 1998 net earnings of $16.2 million, benefited from a $10.5 million reduction in operating expenses and a $5.9 million gain on sale of two branches during the third quarter of 1999. The $10.5 million decrease in operating expenses was the result of the implementation of the revised strategic plan in 1999.

   CORE BANK OPERATIONS

     During 1997 and 1998, a number of business initiatives outside of the existing retail branch system were pursued. These included a financial education program for members of the California Public Employee's Retirement System ("CalPERS"), electronic commerce activities, a planned name change, an indirect auto lending program and a mall branch strategy. As a result of the disappointing results of these programs and of the credit card operations, changes were made in the Company's executive management and in the core bank operations strategic plan during the fourth quarter of 1998.

     Under this strategic plan, the core bank operations are focused on the retail branch system and the establishment of mortgage origination operations. As a consequence of the Bank's efforts to augment its regulatory capital ratios, the core bank operations total assets decreased by $1.3 billion from June 30, 1998 to December 31, 1999. This reduction in total assets was achieved by utilizing the proceeds from scheduled and unscheduled principal payments in the mortgage loan and securities portfolios and from the sale of $120 million in mortgage loans to payoff Federal Home Loan Bank ("FHLB") advances and fund the sale of $125 million of deposits. In addition, a deposit repricing and conversion program was implemented in the fourth quarter of 1998 to reduce the amount of high balance certificates of deposit ("CDs") (accounts with balances greater than $100,000) and reduce the overall cost of deposits. Since September 30, 1998, high balance CDs have decreased by $244.2 million and the cost of deposits decreased from 4.78% at September 30, 1998 to 4.21% at December 31, 1999. During the 1999 third quarter, as a consequence of the deposit repricing and conversion program and the payoff of FHLB advances, the Bank's total cost of funds fell below the Eleventh District Cost of Funds Index ("COFI"), for the first time since the index was created. At December 31, 1999, the Bank's overall cost of funds of 4.40% was 45 basis points below COFI.

   CREDIT CARD OPERATIONS

     The Company's credit card operations began in 1997. During 1998, the Bank significantly increased its credit card portfolio. Beginning in the third quarter of 1998, the Bank experienced increases in delinquencies and charge-offs in excess of prior expectations. As a result of the deterioration of credit quality in the credit card portfolio and operational problems encountered with the Bank's third party marketers, the following actions were taken with respect to each of the significant credit card programs:

    o In October 1998, the Bank terminated its agreement with MMG Direct, Inc. ("MMG") and no new accounts have been originated under the MMG program since August 1998. In September 1999, the arbitrator in the Bank's arbitration proceedings with MMG confirmed the termination of the credit card marketing agreement with MMG and terminated MMG's rights and interests in the MMG credit card portfolio.

    o In November 1998, the Bank and American Direct Credit, LLC ("ADC") entered into a settlement agreement in which they agreed to wind down originations under the ADC program and terminate the related agreement. Under the terms of the settlement agreement, all of ADC's rights and interests in the ADC credit card portfolio were terminated. No new accounts have been originated under the ADC program since the first quarter of 1999.

    o In December 1999, the Bank sold to Direct Furniture, Inc. ("Direct Furniture") a 100% participation in the outstanding receivables under the Direct Furniture program. The Bank will continue to issue new accounts with Direct Furniture obligated to fund any future net advances under the program. The Direct Furniture agreement will terminate on the earlier of December 31, 2000 or such time that Direct Furniture or its designee purchases the program from the Bank.

    o In January 1999, First Alliance Corporation, the parent company of First Alliance Mortgage Company ("FAMCO"), announced the discontinuation of originations under its program with the Bank primarily due to results that were lower than initially anticipated. As a result, no new accounts have been originated under the program since December 1998. On February 24, 2000, the term of the FAMCO program agreements expired and the Bank notified FAMCO that it would not be extending the term of the agreements. Under the terms of the agreements, upon termination FAMCO or its designee is required to purchase the outstanding accounts and receivables. FAMCO contends that it has no obligation to purchase, or cause a designee to purchase all of the outstanding accounts and receivables under the FAMCO program. On March 23, 2000, First Alliance Corporation and its subsidiaries (collectively "FACO") announced that they had filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. It is uncertain what effect the filing of the petition for bankruptcy will have on FACO's obligations under the program agreements. If FACO does not perform its obligations under the agreement, the Company may be required to record a loss to the extent that estimated charge-offs exceed the cash reserves held by the Company. As of February 29, 2000, the balance of accounts and related cash reserves of this program were $16.4 million and $2.7 million, respectively.

     Even though the Company no longer originates new credit card accounts, it continues to treat the credit card operations as an operating segment. As such, the credit card balances are carried at their historical cost basis and loan loss reserves have been established at a level equal to estimated charge-offs of current account balances over the next twelve months. The carrying value of the credit card balances less any established loan loss reserves is not intended to represent the fair market value or liquidation value of the credit card portfolios. Given the significant historical delinquencies and losses sustained by these portfolios, the Company believes their liquidation value may be significantly less than their net carrying value. In addition, the established loan loss reserves do not include charge-offs that may occur after the next twelve months nor charge-offs that may occur that relate to account activity (e.g. purchases, interest and fees) that occurs subsequent to the current date.

     As part of its credit card operations, the Company opened a new credit card processing center in Beaverton, Oregon in 1998 to provide customer service and collections services for the Bank's credit card programs, services that would otherwise be provided by third parties.

     As a result of the high levels of delinquencies and charge-offs, it is anticipated that, without a change in strategy, losses from the credit card operations would continue to result in the Company reporting quarterly net losses on a consolidated basis throughout 2000.

   THE COMPANY'S BUSINESS PLAN

     The Company has adopted a business plan for 2000 which seeks to resolve the credit risk and litigation contingencies of the credit card operations, enhance the profitability and value of the core bank operations and return the Company to profitability on an overall basis. This business plan contains the following main elements:

    o     proactive pursuit of the resolution of outstanding litigation
    o     the sale of up to $600 million in deposits
    o utilization of the capital created from the deposit sales to mitigate future credit card operating losses
    o development of the commercial and residential mortgage lending platforms
    o     enhancing the value of the Bank's retail deposit franchise

     This business plan accelerates the Company's return to overall profitability by utilizing capital raised from the sale of approximately one-fourth of the Company's deposit base and retail branch system to mitigate the impact of anticipated losses from the credit card operations on the Company's future results of operations.

     The Company created its business plan with guidance from the Office of Thrift Supervision (the "OTS") regarding the extent of deposit sales which may be approved by the OTS to facilitate the mitigation of future credit card operating losses. The OTS has initially expressed no objections to the plan, but the plan has not yet been formally submitted to the OTS for approval.

     While the Company believes that it can achieve the objectives of the business plan adopted, there are significant execution risks related to the various transactions comprising the business plan. Accordingly there can be no assurance that these objectives will be achieved.

      PROACTIVE PURSUIT OF THE RESOLUTION OF OUTSTANDING LITIGATION

     The business plan calls for management to aggressively defend outstanding consumer and other litigation while at the same time proactively seeking to resolve such matters on a basis consistent with the objective of increasing shareholder value through the accelerated resolution of such litigation. The Company continues to seek a settlement in its consumer litigation in the hope of settling such claims at a cost which is attractive relative to the contingencies and in a structure that will limit the assertion of future similar claims in existing and other jurisdictions. There can be no assurances that such a resolution will be reached.

     SALE OF DEPOSITS

     Fidelity has signed definitive agreements with First Federal Bank of California and Jackson Federal Bank to sell a total of five of Fidelity's branch offices with approximately $350 million in deposits. The branches to be purchased by First Federal are located in Culver City and West Hollywood and those to be purchased by Jackson Federal are located in Big Bear, Blue Jay and Fullerton. The Company expects to fund the deposit sales with approximately $250 million in multifamily loans and the remainder in cash. The Bank has received approval from the OTS for these transactions. The Bank anticipates that these transactions will be completed in the first and second quarters of 2000.

     Fidelity is in the process of negotiating the sales of additional branches with up to $250 million in deposits.

     UTILIZATION OF CAPITAL TO MITIGATE FUTURE CREDIT CARD OPERATING LOSSES

     The Company continues to evaluate options and negotiate potential transactions to mitigate future credit card operating losses. The business plan adopted by the Board contemplates the possibility of the sale of the MMG portfolio and the designation of the ADC portfolio as held for sale. Based upon indications from interested parties, the Company believes that the ADC portfolio may not be saleable until the outstanding consumer litigation related to that portfolio is satisfactorily resolved. The implementation of this strategy would require the writedown of these portfolios to their actual and/or estimated liquidation value which, based on indications of value received by the Company, would require a significant charge against earnings. The sale of either of the credit card portfolios is subject to the approval of the OTS. The OTS had indicated to the Bank that they would not approve the sale of the credit card portfolios if they did not consider the level of capital remaining after the sale of either or both of the credit card portfolios to be appropriate.

     The business plan anticipates that as a result of the proposed deposit sale and credit card portfolio sale strategy, the Bank would become categorized as "adequately capitalized" for regulatory capital purposes in 2000 as compared to "well capitalized" as of the 1999 year-end, returning to the "well capitalized" category in 2001.

     DEVELOPMENT OF THE COMMERCIAL AND RESIDENTIAL MORTGAGE LENDING PLATFORMS

     In 2000, the recently established major loan division will offer both multifamily and commercial mortgage loans. The Company expects the majority of originations will be held in portfolio to offset the ongoing run-off from the existing mortgage portfolio and the balance will be sold into the secondary market.

     In addition to conforming loans, the residential loan division will offer A minus and jumbo mortgage loans. In order to provide a full product line to its customers, subprime mortgage loans, which will be originated exclusively for sale into the secondary market, will also be offered. Subprime mortgage loans will be originated and sold subject to a maximum warehouse of loans pending sale of $10 million.

     While the Company is satisfied with the performance of its existing nonconforming mortgage portfolio, additions of subprime mortgage loans to that portfolio have been discontinued due to the possibility of increased regulatory capital requirements for these assets and the uncertainty of interest in these assets by potential future acquirers of the Company.

      ENHANCING THE VALUE OF THE BANK'S RETAIL DEPOSIT FRANCHISE

     The value of the Bank's retail deposit franchise is derived from its customer base, the location of its branches in the Los Angeles and Orange County markets, the cost of its deposits, the existing and potential revenue streams and its operating cost structure.

     The business plan provides for the enhancement of the value of this franchise through:

    o Continued emphasis on quality customer service to retain current customers and attract new customers who have either recently moved into the Bank's market area or are dissatisfied with the service provided by other institutions.

    o Continuance of the current deposit pricing strategy which is expected to maintain a differential between the Bank's cost of funds and COFI.

    o Providing a broad array of deposit, investment, insurance and lending products to customers while maintaining investment product sales penetration rates that are among the highest in the nation.

    o Implementing new core bank information systems and restructuring back office functions. At the maturity of the Bank's current facilities management agreement covering its banking information systems, the Bank will convert to systems provided by Aurum Technology, which was formerly the financial services division of Electronic Data Systems Corporation. This conversion, which will cost approximately $2.0 million and is expected to result in annual savings of approximately $4.0 million beginning in the third quarter of 2000.


     RETURN OF THE COMPANY TO PROFITABILITY ON AN OVERALL BASIS

     The mitigation of future credit card operating losses and the improvement in operating efficiency discussed above contribute to a business plan that, while it projects a significant overall loss for the 2000 fiscal year, does anticipate a return to overall profitability starting in the third quarter of 2000 with significantly reduced overall credit risk.

RETAIL FINANCIAL SERVICES -- CORE BANK OPERATIONS

     Fidelity operates in Southern California through a network of 35 full-service branches which are located throughout three counties, but are concentrated in Los Angeles and Orange counties. Average deposits at the Bank's Southern California branches are $71.1 million. Deposits at 17 of the branches exceed $60 million, with five of these branches having deposits in excess of $100 million.

   DEPOSITS

     As is typical for a thrift, the Bank has relied heavily on CDs to provide the bulk of its funding. At December 31, 1999, the composition of deposits are 19% transaction accounts and 81% CDs. All of the deposits were gathered through the branch system as the Bank has no brokered deposits.

     The Bank's transaction accounts consist of basic checking and savings accounts, including money market accounts. The basic checking accounts are primarily non-interest bearing accounts that charge monthly service fees. The Bank's saving accounts bear interest at rates ranging from 2.00% to 4.00%. The Bank offers CDs with maturities ranging from 1 month to 5 years generally bearing interest rates at levels consistent with the Bank's primary competitors. Historically, the Bank has offered CDs with higher interest rates and less restrictive withdrawal and deposit features to increase its deposits. From time to time, the Bank has also matched competitor's rates to retain maturing CDs. During the fourth quarter of 1998, as part of the Bank's efforts to reduce its overall funding costs and increase its regulatory capital ratios through the reduction of its assets and liabilities, the Bank reduced the rates on selected CDs to levels below that of its competitors. The greatest disparity in interest rates from that of its competitors was for deposits in excess of $100,000. This strategy resulted in a reduction in total deposits during the fourth quarter of 1998 and the first two quarters of 1999 of $413 million, 63% of which was in CDs in excess of $100,000. This strategy and the lower level of general interest rates during early 1999 also resulted in a reduction of the Bank's cost of deposits from 4.78% at September 30, 1998 to 4.21% at December 31, 1999.

   OTHER FINANCIAL SERVICES/INTEGRATED PLATFORM

     The Company offers credit, investment and insurance products to its customers through an "integrated platform" retail delivery strategy. This strategy is designed to integrate the sales of investment products with traditional banking products through a single sales force. Sales of investment, credit and CD products take place in areas that are appropriately separated from the deposit-taking areas of the branches. Employees offering alternative investment products carry all appropriate NASD registrations and insurance licenses. The Company has extensive disclosure policies in place to minimize any possible confusion between the Federal Deposit Insurance Corporation (the "FDIC") insured and non-insured products.

     Gateway is responsible for providing the retail bank distribution system with a variety of investment products, such as mutual funds and fixed and variable annuities. Insurance products are offered through Fidelity's insurance agency subsidiary. Through Gateway, the Company has developed strategic relationships with nationally known providers of investment and insurance products. The use of these products serves to shift market acceptance risk from the Company and to enhance product and name recognition through relationships with nationally known entities, which also provide marketing support. For the five years ended December 31, 1999 total sales of investment products through the retail branch system were $164.9 million, $180.7 million, $159.8 million, $118.1 million and $89.8 million, respectively.

LENDING ACTIVITIES

     Historically, the Bank's lending activities consisted primarily of single family and multifamily mortgage loan originations. In the third quarter of 1994, the Bank closed its wholesale correspondent single family origination network and its multifamily origination operations. Because of the efforts required to resolve credit problems in its multifamily loan portfolio, to recapitalize the Bank in 1995 and to reduce its operating expenses, no significant lending activities occurred in 1995 and 1996. Beginning in 1997, and continuing through 1998, the Bank's lending activity was focused on consumer loan products, such as credit cards and auto loans. In the third quarter of 1998, the Bank began operations to acquire or originate nonconforming mortgage loans. In the fourth quarter of 1999, the Bank began operations to originate multifamily and commercial loans.


   CORE BANK OPERATIONS

     During the third quarter of 1998, the Bank established a nonconforming mortgage loan division to acquire and originate nonconforming mortgage loans. In the first quarter of 1999, Fidelity began offering its own conforming and nonconforming mortgage loan products while continuing to offer the products of third parties.

     At December 31, 1999, the Bank's portfolio of nonconforming mortgage loans totaled $96 million. These loans are expected to experience higher levels of delinquencies and credit losses than the Bank's conforming single family residential mortgage loan portfolio; however, these loans are expected to provide a higher risk adjusted yield.

     In the fourth quarter of 1999, the Bank established a new division to originate multifamily and commercial real estate loans. The management team for this division recently joined Fidelity from IMPAC Commercial Capital Corporation, a subsidiary of IMPAC Commercial Holdings, Inc., where over an eighteen month period they originated over $700 million in multifamily and commercial mortgage loans which were securitized or sold into the secondary market. It is anticipated that the loans originated by this division will either be held in the Bank's portfolio to replace the ongoing runoff of its existing mortgage portfolio or sold into the secondary market.

     In the fourth quarter of 1999, the Bank restructured its nonconforming mortgage loan program and consolidated its residential mortgage lending operations. As a result, a residential lending division was created which offers conforming, A minus, jumbo loans and second mortgages through the Bank's retail branches and selected brokers. In order to provide a full product line to its customers, subprime mortgage loans, which will be exclusively originated for sale into the secondary market, will also be offered. Subprime mortgage loans will be originated and sold subject to a maximum warehouse of loans pending sale of $10 million.

     The Bank offers overdraft protection for checking account customers through its "Instant Reserve" personal line of credit. The Instant Reserve account offers average credit limits of $1,500 and is available to new and existing checking customers.

   CREDIT CARD OPERATIONS

     All of the Bank's credit card programs were developed with marketers who were responsible for marketing and processing applications. The Bank served as issuer and owner of the credit card accounts, and was responsible for the risk management associated with the extension of credit. The Bank developed and implemented the underwriting standards as well as the supporting risk management systems. Underwriting was primarily based on Fair Isaac Company ("FICO") credit scoring methodology and projected loss rates.

     The Bank entered into credit enhancement credit card programs with ADC, FAMCO and Direct Furniture. Under the credit enhancement program, the marketer provides credit enhancements to guarantee and support full repayment of the Bank's outstanding receivables in the event of cardholder defaults, and, in exchange, has the right to purchase outstanding receivables at par and receives all revenues, net of expenses and funding costs paid to the Bank, from the program. The Bank is paid a funding cost based on a contractual spread over the Bank's cost of funds or the one month London Interbank Offered Rate ("LIBOR"). The marketer is required to fund a cash reserve account as part of the credit enhancement.

     The Bank entered into shared risk programs with MMG and Renzi Co. LLC ("Renzi"). Under the shared risk programs, the Bank and the marketer shared equally the net earnings or loss of the program. The net earnings or loss included estimated loan loss provisions, fees paid to the marketer for originating the accounts and a yield paid to the Bank for funding the credit card balances.

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

     No new accounts have been originated under the MMG program since August 1998 and the Bank terminated its agreement with MMG in October 1998. Additionally, ADC and the Bank entered into a settlement agreement in which they agreed to wind down originations under the ADC program and terminate the related agreement. No new accounts have been originated under the ADC program since the first quarter of 1999. During the fourth quarter of 1998, originations of new accounts under the FAMCO and Renzi programs ceased. Currently, the Bank is only originating credit card accounts under the Direct Furniture program for which Direct Furniture is obligated to fund any net advances.


LOAN SERVICING

     Servicing of the Bank's loan portfolio is performed by the Company or contract servicers. The Bank services substantially all of the multifamily mortgage loan portfolio, which is almost exclusively located in California, almost all of the conforming single family mortgage portfolio, the commercial and industrial mortgage loan portfolio and the nonconforming residential mortgage portfolio. The Bank's credit card portfolio is serviced by the Bank or the credit card marketers. The Bank contracts with outside companies for servicing of the Bank's other consumer loan portfolios. In 1999, the Bank repurchased the servicing rights to substantially all of the single family loans which had been sold in 1996. This repurchase is expected to increase the efficiency of the Bank's existing servicing operations and give the Bank greater control over the performance of the related mortgages. In the future, servicing of new originations are expected to be retained by the Bank.

   CORE BANK OPERATIONS

     The Bank's Loan Servicing Department is responsible for collecting payments from borrowers, contacting delinquent borrowers, and conducting foreclosure proceedings. The Bank tracks and, in some cases, maintains impound accounts for taxes and insurance and provides annual analysis of each account. In addition, the Bank monitors active hazard and flood insurance and will force place insurance on the property in the event the borrower's coverage lapses.

     In addition to servicing its own assets, the Bank provides servicing on mortgage loans previously sold by the Bank to over 30 investors. Fidelity is an approved originator and servicer for the Federal National Mortgage Association (the "FNMA"), the Federal Home Loan Mortgage Corporation (the "FHLMC") and the Federal Housing Administration (the "FHA").

     The Bank has a sophisticated loan servicing system that enables it to provide effective and efficient processing of loans. The system, which is able to service fixed and adjustable rate loans as well as loans with staggered due dates, provides the Bank with payment processing, collection and reporting capabilities.

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

     Regulation and practices regarding the foreclosure of properties and the rights of the borrower in default vary greatly from jurisdiction to jurisdiction. Loans originated by the Bank are secured by mortgages, deeds of trust, security deeds or deeds to secure debt, based upon the prevailing practice in the state in which the property securing the loan is located. Depending upon local law, foreclosure is effected by judicial action and or/non-judicial sale, and is subject to various notice and filing requirements. In California, where the majority of the Bank's collateral is located, non-bankruptcy foreclosure proceedings usually take the form of a nonjudicial foreclosure, which is typically a four month process. Upon completion, the Bank obtains title to the collateral but is left generally without recourse against the borrower for any deficiency from the difference between the value of the collateral and the loan amount.

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

     The Bank's consumer loans other than credit card loans are serviced by companies with specialized expertise in servicing the related loan products. These servicers are responsible for customer and collection services, repossession or foreclosure actions and the disposition of repossessed assets or foreclosed property. These servicers remit collections to the Bank and provide periodic reporting on the related portfolios.

   CREDIT CARD OPERATIONS

     The Bank's credit card portfolios are serviced by the Bank through its Beaverton, Oregon operations or by the related marketers. The Company's credit card servicing center located in Beaverton, Oregon, began operations during the second quarter of 1998, and currently provides customer service for the ADC, MMG, Direct Furniture and Renzi credit card portfolios, and provides collection services for the ADC, MMG and Renzi credit card portfolios. Collection services for the Direct Furniture credit card portfolio is performed by the related marketer. FAMCO provides both customer service and collection services for the FAMCO credit card portfolio. In February 2000, the Bank notified FAMCO that it is terminating its servicing agreement with FAMCO, subject to a contractual notice period of 180 days. At the end of this notice period the Bank intends to provide, directly, both customer and collection services for the FAMCO credit card portfolio.

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

    o To project relevant trends that affect the collectibility of the loan portfolio.

    o To provide essential information to assess the adequacy of the allowance for loan losses and to identify and recognize in a timely manner estimated specific loan losses.

    o To assess the adequacy of and adherence to the Bank's internal credit policies and loan administration procedures and to monitor compliance with the foregoing and with related laws and regulations.

     The Bank considers such risk factors as payment history, collateral value, income property cash flow, property condition, and the borrower's financial capacity and property management experience in its monitoring and risk grading process.

   LOAN GRADING SYSTEM

     The Bank has a loan grading policy which for larger multifamily and commercial mortgages loans is implemented through a loan grading system ("LGS"). The evaluation of each loan is based on four key risk attributes: (1) the ability of income from the property to act as the primary source of repayment,
(2) the value of the collateral if a sale is required, (3) the ability and willingness of the borrower to pay, and (4) market trends in the area around the property. Grading loans involves assessing various risk indicators related to the borrower. For income properties, the primary source of repayment is cash flow from the operation of the property. The adequacy of the property's cash flow is the primary determinant of the risk grade. The borrowers' historical payment performance, including loan payments, tax payments, insurance payments and property maintenance, is also reviewed when determining a loan grade. The absence of borrower performance indicates a lack of capacity and possible downgrade of the loan. The value of the collateral is considered a secondary source of repayment which becomes more important when the primary sources become weaker. The collateral value can influence the primary repayment source by motivating the borrower to continue supporting the property or impacting the borrower's ability to refinance the loan. Loan grading for other loans is primarily based on payment performance.

     Credit risk for all loans is graded based on the Bank's internal asset review policies and procedures, and individual loans are categorized as Pass, Special Mention, Substandard, Doubtful or Loss depending on the risk characteristics of each loan. All such grading requires the application of subjective judgment by the Bank. A brief description of these categories follows:

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

     Assets classified as LOSS are considered uncollectible and of such little value that their continuance as assets without establishment of a Specific Valuation Allowance ("SVA") is not warranted. A Loss classification does not mean that an asset has absolutely no recovery or salvage value; rather it means that it is not practical or desirable to defer establishing a SVA for a basically worthless asset even though partial recovery may be effected in the future. The Bank will generally classify as Loss the portion of assets identified as exceeding the asset's estimated fair market value and a SVA is established for such excess.


INVESTMENTS

     The Company's investment activities have historically consisted of trading, available for sale ("AFS") and held to maturity portfolios as well as short term liquidity investing.

     An investment trading portfolio is used to generate gains from the purchases and sale of securities. Historically, securities held in a trading portfolio consist primarily of mortgage-backed securities ("MBS") which allows the Company to earn interest during the period which these securities are held. During the third quarter of 1998, the Company liquidated its investment trading portfolio and at December 31, 1999, the Company did not have an investment trading portfolio.

     The Company's AFS and held to maturity investment portfolios are used to generate interest income for funds not invested in loans. The AFS portfolio provides flexibility to the Company in managing its balance sheet as these assets are generally more marketable than loans. Investments in the Company's AFS and held to maturity portfolios primarily consists of MBS, treasuries and collateralized mortgage obligations ("CMO"). At December 31, 1999, the Company had $320.2 million in its AFS portfolio.

     The Company is required to maintain a certain level of liquidity in the form of cash or cash equivalents. In addition, the Company may have additional liquidity as a result of its balance sheet management. This liquidity is invested in MBS, treasuries, federal funds sold and whole loan investment repurchase agreements. At December 31, 1999, the Company had cash and cash equivalents of $89.5 million.


BORROWINGS

     In addition to retail deposits, the Company obtains funding from FHLB advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. The Company may, from time to time, utilize brokered deposits as a short-term means of funding. These deposits are obtained or placed by or through a deposit broker and are subject to certain regulatory limitations.

     The Company utilizes FHLB advances as a source of funds for operations. The FHLB System functions as a source of credit to financial institutions which are members of a Federal Home Loan Bank. Fidelity may apply for advances from the FHLB secured by the capital stock of the FHLB owned by Fidelity and certain of Fidelity's mortgages and other assets (principally obligations issued or guaranteed by the U.S. Government or agencies thereof). Advances can be requested for any business purpose in which Fidelity is authorized to engage, except that advances with a term greater than five years can be granted only for the purpose of providing funds for residential housing finance. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. Fidelity's available FHLB line of credit is based primarily on a portion of Fidelity's residential loan portfolio pledged for such purpose, up to a maximum of 15% of total assets.

     On July 18, 1997, the Company issued approximately $51.5 million of its 12% Senior Notes due July 18, 2007 (the "Senior Notes") in exchange for the outstanding shares of 12% Noncumulative Exchangeable Perpetual Preferred Stock, Series A (the "Preferred Stock") issued by Fidelity in 1995. Holders of approximately 11,000 shares of the majority interest elected not to exchange their stock for Senior Notes and these shares are reflected as preferred stock issued by consolidated subsidiary on the Statement of Financial Condition as of December 31, 1999 and 1998.

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

     During 1999, the Company primarily originated mortgage loans on single family residential properties. During 1997 and 1998, the Company focused it loan origination activities on consumer loans. Prior to 1994, the Company primarily originated mortgage loans, including a substantial amount of loans secured by multifamily residences. In each of these areas, the Company faces significant competition from thrifts, commercial banks, mortgage bankers and others. Competition is based primarily on pricing, credit access and customer service. A number of these competitors have significantly more resources than the Company, including larger asset bases, more equity, more locations and more employees.

     The Company has an established retail branch system in Southern California upon which it relies for its deposits. Because these deposits are heavily concentrated in CDs rather than transaction accounts, the Company's deposit base is more sensitive to changes in interest rates. Historically, because of expense constraints, the Company has not spent significant amounts in advertising its deposit products. Competition for customers' deposits is generally based on interest rates paid, perceived credit risk, account flexibility, costs and customer service. The Company faces significant competition in attracting funds from other thrifts, commercial banks, mutual funds, insurance companies, credit unions, investment banks, investment brokerage firms, pension funds and others. A number of competitors are significantly larger than the Company, maintain a better credit standing and are able to pay higher rates of return to customers. In addition, most of the Company's competitors spend more on advertising.


EMPLOYEES

     The Company had 767 average full-time equivalent employees ("FTEs") for the 1999 year with 835 employees at December 31, 1999 (including both full-time and part-time employees) none of whom were represented by a collective bargaining group. Eligible employees are provided with 401(k) and other benefits, including life, medical, dental, vision insurance and short and long-term disability insurance. The Company considers employee relations to be satisfactory. However, the Company's disappointing results of operations and publicly disclosed intentions to consider the sale of the Company have adversely impacted its ability to retain employees. The Company has taken certain measures to retain key employees, including the granting of stock options and the execution of severance and change-in-control agreements. However, no assurances can be given that these measures will be sufficient to retain key employees.

REGULATION AND SUPERVISION

   GENERAL

     Bank Plus is a savings and loan holding company and, as such, is subject to the OTS regulation, examination, supervision and reporting requirements. Fidelity is a federally chartered savings bank, a member of the FHLB of San Francisco, and its deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF") to the maximum extent permitted by law. Fidelity is subject to extensive regulation by the OTS, as its chartering agency, and by the FDIC, as its deposit insurer. In addition to the statutes and regulations discussed below, Fidelity must undergo at least one full scope, on-site safety and soundness examination every year. The Director of the OTS is authorized to impose assessments on Fidelity to fund OTS operations, including the cost of examinations. The FDIC has "back-up" authority to take enforcement action against Fidelity if the OTS fails to take such action after a recommendation by the FDIC. The FDIC may also impose assessments on Fidelity to cover the cost of FDIC examinations. Finally, Fidelity is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB") with respect to certain aspects of its business.

     Changes in legislation and regulatory policy and the interpretations thereof have materially affected the business of the Company and other financial institutions in the past and are likely to do so in the future. There can be no assurance that future changes in the regulations or their interpretation will not adversely affect the business of Fidelity. Future legislation and regulatory policy could also alter the structures and competitive relationships among financial institutions. Regulatory authorities also have the power, in certain circumstances, to prohibit or limit the payment of dividends or other distributions by Fidelity, which may, in turn, adversely affect the ability of Bank Plus to pay its obligations as they become due. In addition, certain regulatory actions, including general increases in federal deposit insurance premiums, or the application of the risk-based insurance premium system to Fidelity, may increase Fidelity's operating expenses in future periods and may have a material adverse impact on Fidelity's capital levels and results of operations.

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

     RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or
(ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

     The industry minimum capital requirements are as follows:

     TANGIBLE CAPITAL OF AT LEAST 1.5% OF ADJUSTED TANGIBLE ASSETS. Tangible capital is composed of (1) common stockholders' equity, noncumulative perpetual preferred stock and related earnings, nonwithdrawable accounts and pledged deposits qualifying as core capital and minority interests in the equity accounts of fully consolidated subsidiaries, after deducting (a) intangible assets other than certain purchased or originated mortgage servicing rights, (b) equity and debt investments in subsidiaries engaged in activities not permissible for a national bank (except as otherwise provided), and (c) the amount by which investments in subsidiaries engaged as principal in activities not permissible for national banks exceeds the amount of such investments as of April 12, 1989, and the lesser of the institution's investments in and extensions of credit to such subsidiaries, net of any reserves established against such investments, (i) as of April 12, 1989, and (ii) as of the date on which the institution's tangible capital is being determined. In general, adjusted tangible assets equal the institution's consolidated tangible assets, minus any assets that are deducted in calculating capital.

     CORE CAPITAL OF AT LEAST 3% OF ADJUSTED TANGIBLE ASSETS (THE "LEVERAGE LIMIT"). Core capital consists of tangible capital plus (1) qualifying goodwill resulting from pre-April 12, 1989 acquisitions of troubled savings institutions, and (2) certain qualifying intangible assets and mortgage servicing rights. Certain deferred tax assets must also be deducted from core capital.

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

     Any loans that qualified for risk-weighting under the prior regulation as of March 18, 1994 will be "grandfathered" and will continue to be risk-weighted at 50% as long as they continue to meet the criteria of the prior regulation. Thus occupancy rates, will continue to affect the risk-weighting of such grandfathered multifamily loans unless such loans qualify for 50% risk-weighting under the criteria of the new rule, which criteria do not include an occupancy requirement.

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the OTS was required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and risks of nontraditional activities. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings institutions with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. An institution whose interest rate risk exposure (measured as set forth in the rule) exceeded 2.0% would be required to deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the bank's assets. That dollar amount would be deducted from a bank's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer a bank's interest rate risk component on a case-by-case basis. The OTS has postponed the implementation of the new rule until the OTS has collected sufficient data to determine whether the rule is effective in monitoring and managing interest rate risk. No interest rate risk component would have been required to be added to the Bank's risk-based capital requirement at December 31, 1999 had the rule been in effect at that time.

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

     An institution whose capital does not meet the amounts required to be adequately capitalized will be treated as undercapitalized. If an undercapitalized institution's capital ratios are less than 6.0% total capital to risk-weighted assets, 3.0% core capital to risk-weighted assets, or 3.0% core capital to adjusted tangible assets, it will be treated as significantly undercapitalized. Finally, an institution will be treated as critically undercapitalized if its ratio of "tangible equity" (core capital plus cumulative perpetual preferred stock minus intangible assets other than supervisory goodwill and certain originated and purchased mortgage servicing rights) to adjusted tangible assets is equal to or less than 2.0%.

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

     RESTRICTIONS ON SIGNIFICANTLY AND CRITICALLY UNDERCAPITALIZED INSTITUTIONS. In addition to the above mandatory restrictions which apply to all undercapitalized savings institutions, institutions that are significantly undercapitalized may not without the OTS' prior approval (a) pay a bonus to any senior executive officer, or (b) increase any senior executive officer's compensation over the average rate of compensation (excluding bonuses, options and profit-sharing) during the 12 months preceding the month in which the institution became undercapitalized. The same restriction applies to undercapitalized institutions that fail to submit or implement an acceptable capital restoration plan. If a savings institution is critically undercapitalized, the institution is also generally prohibited from making payments of principal or interest on subordinated debt beginning 60 days after the institution becomes critically undercapitalized. In addition, the institution cannot without prior FDIC approval enter into any material transaction outside the ordinary course of business. Critically undercapitalized savings institutions must be placed in receivership or conservatorship within 90 days of becoming critically undercapitalized unless the OTS, with the concurrence of the FDIC, determines that some other action would better resolve the problems of the institution at the least possible long-term loss to the insurance fund, and documents the reasons for its determination.

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

     In addition to the mandatory appointment of a conservator or receiver for critically undercapitalized institutions, described above, the OTS or FDIC may appoint a receiver or conservator for an undercapitalized institution if it (a) has no reasonable prospect of becoming adequately capitalized, (b) fails to submit a capital restoration plan within the required time period, or (c) materially fails to implement its capital restoration plan.

     Finally, the OTS can apply to an institution in a particular capital category the sanctions that apply to the next lower capital category, if the OTS determines, after providing the institution notice and opportunity for a hearing, that (a) the institution is in an unsafe or unsound condition, or (b) the institution received, in its most recent report of examination, a less-than-satisfactory rating for asset quality, management, earnings or liquidity, and the deficiency has not been corrected. The OTS cannot, however, use this authority to require an adequately capitalized institution to file a capital restoration plan, or to subject a significantly undercapitalized institution to the sanctions applicable to critically undercapitalized institutions.

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

     As a result of the OTS' findings during their 1998 safety and soundness examination, the Bank is subject to certain regulatory restrictions including, but not limited to: (i) a prohibition, absent OTS prior approval, on increases in total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter, (ii) a requirement that the Bank submit to the OTS for prior review and approval the names of proposed new directors and senior executive officers and proposed employment contracts with any director or executive officer, (iii) a requirement that the Bank submit to the OTS for prior review and approval any third party contracts outside the normal course of business, and (iv) the ability of the OTS, in its discretion, to require 30 days prior notice of all transactions between the Bank and its affiliates.

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

     QUALIFIED THRIFT LENDER TEST. The QTL test requires that, in at least nine out of every twelve months, at least 65% of a savings bank's "portfolio assets" must be invested in a limited list of qualified thrift investments, primarily investments related to housing loans. If Fidelity fails to satisfy the QTL test and does not requalify as a QTL within one year, any entity in control of Fidelity must register and be regulated as a bank holding company, and Fidelity must either convert to a commercial bank charter or become subject to restrictions on branching, business activities and dividends as if it were a national bank. Portfolio assets consist of tangible assets minus (a) assets used to satisfy liquidity requirements, and (b) property used by the institution to conduct its business. In 1996, the Economic Growth and Regulatory Paperwork Reduction Act ("EGRPRA") was adopted, amending the QTL requirements to allow educational loans, small business loans and credit card loans to count as qualified thrift assets without limit and to allow loans for personal, family or household purposes to count as qualified thrift assets in the category limited to 20% of portfolio assets. The previous limit for loans for personal, family or household purposes was also 10% of portfolio assets. Finally, EGRPRA provided that as an alternative to the QTL test, thrifts may choose to comply with the Internal Revenue Service's domestic building and loan tax code test.

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

     REAL ESTATE LENDING STANDARDS. The OTS and the other federal banking agencies have adopted regulations which require institutions to adopt and at least annually review written real estate lending policies. The lending policies must include diversification standards, underwriting standards (including loan-to-value limits), loan administration procedures, and procedures for monitoring compliance with the policies. The policies must reflect consideration of guidelines adopted by the banking agencies. Among the guidelines adopted by the agencies are maximum loan-to-value ratios for unimproved land loans (65%); development loans (75%); construction loans (80%-85%); loans on owner-occupied 1 to 4 family property, including home equity lines of credit (no limit, but loans at or above 90% require private mortgage insurance); and loans on other improved property (85%). The guidelines permit institutions to make loans in excess of the supervisory loan-to-value limits if such loans are supported by other credit factors, but the aggregate of such nonconforming loans should not exceed the institution's risk-based capital, and the aggregate of nonconforming loans secured by real estate other than 1 to 4 unit residential property should not exceed 30% of risk-based capital.

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

     Assets are classified as "pass", "special mention", "substandard", "doubtful" or "loss." An asset which possesses no apparent weakness or deficiency is designated "satisfactory". An asset which possesses weaknesses or deficiencies deserving close attention is designated as "special mention". An asset, or a portion thereof, is generally classified as "substandard" if it possesses a well-defined weakness which could jeopardize the timely liquidation of the asset or realization of the collateral at the asset's book value. Thus, these assets are characterized by the possibility that the institution will sustain some loss if the deficiencies are not corrected. An asset, or portion thereof, is classified as "doubtful" if a probable loss of principal and/or interest exists but the amount of the loss, if any, is subject to the outcome of future events which are indeterminable at the time of classification. If an asset, or portion thereof, is classified as "loss", the institution must either establish a SVAs equal to the amount classified as loss or charge off such amount.

   FIDELITY REGULATION--DEPOSIT INSURANCE

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

     Legislation was enacted on September 30, 1996, to address the disparity in bank and thrift deposit insurance premiums. This 1996 legislation altered the obligation with respect to the payment of interest on the debt obligations issued by the Financing Corporation ("FICO Debt") and separated the assessments levied by the FDIC for deposit insurance coverage from assessments to make such FICO Debt interest payments. Although the risk-based assessment system for BIF members and for SAIF members, such as Fidelity, provides for the same assessment rates for similarly rated institutions, Federal law provides for different assessment rates for purposes of the FICO Debt interest payments to be paid on SAIF and BIF deposits until December 31, 1999. Under these provisions, SAIF deposits were assessed at five times the rate at which BIF deposits will be assessed. In 1999, the SAIF assessment for purposes of paying FICO Debt interest is 0.0610%. Effective January 1, 2000, this rate decreased to .0212%.

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

   FIDELITY AFFILIATES REGULATION

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

     Under Section 23A and Section 11 of the HOLA, specific restrictions apply to transactions in which Fidelity provides funding to its affiliates: Fidelity may not purchase the securities of an affiliate, make a loan to any affiliate that is engaged in activities not permissible for a bank holding company, or acquire from an affiliate any asset that has been classified, a nonaccrual loan, a restructured loan, or a loan that is more than 30 days past due. As to affiliates engaged in bank holding company-permissible activities, the aggregate of (a) loans, guarantees, and letters of credit provided by the savings bank for the benefit of any one affiliate, and (b) purchases of assets by the savings bank from the affiliate, may not exceed 10% of the savings bank's capital stock and surplus (20% for the aggregate of permissible transactions with all affiliates). All loans to affiliates must be secured by collateral ranging from 100% to 130% of the amount of the loan, depending on the type of collateral.

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

     ENFORCEMENT. Whenever the OTS has reasonable cause to believe that the continuation by a savings and loan holding company of any activity or of ownership or control of any non FDIC-insured subsidiary constitutes a serious risk to the financial safety, soundness, or stability of a savings and loan holding company's subsidiary savings institution and is inconsistent with the sound operation of the savings institution, the OTS may order the holding company, after notice and opportunity for a hearing, to terminate such activities or to divest such noninsured subsidiary. FIRREA also empowers the OTS, in such a situation, to issue a directive without any notice or opportunity for a hearing, which directive may (a) limit the payment of dividends by the savings institution, (b) limit transactions between the savings institution and its holding company or its affiliates, and (c) limit any activity of the association that creates a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

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

   FIDELITY REGULATION--COMMUNITY REINVESTMENT ACT

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

   FIDELITY REGULATION--FEDERAL HOME LOAN BANK SYSTEM

     The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, Fidelity is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances from the FHLB of San Francisco. At December 31, 1999, Fidelity was in compliance with this requirement with an investment in the stock of the FHLB of San Francisco of $31.1 million. Long-term FHLB advances may be obtained only for the purpose of providing funds for residential housing finance and all FHLB advances must be secured by specific types of collateral.

   FIDELITY REGULATION--FEDERAL RESERVE SYSTEM

     The FRB requires savings institutions to maintain noninterest-earning reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks) and non-personal time deposits. For the calculation period at December 31, 1999, Fidelity was required to maintain $8.4 million in noninterest-earning reserves and was in compliance with this requirement. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy Fidelity's liquidity requirements discussed above.

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

   FINANCIAL SERVICES MODERNIZATION LEGISLATION

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     Generally, the Financial Services Modernization Act:

    o Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;
    o Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;
    o Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;
    o Provides an enhanced framework for protecting the privacy of consumer information;
    o Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the FHLB system;
    o     Modifies the laws governing the implementation of the CRA, and
    o Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

     A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

     The Financial Services Modernization Act also includes a new section of the FDIA governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries.

     The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

   GATEWAY REGULATION

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


ITEM 2. PROPERTIES

     The executive offices of Fidelity are located at 4565 Colorado Boulevard, Los Angeles, California 90039. This facility also houses the Bank's administrative operations and has approximately 130,000 square feet of office space. The Bank also leases administrative offices in an adjacent building at 4563 Colorado Boulevard (15,500 square feet), in Beaverton, Oregon (approximately 45,000 square feet) and in Irvine, California (approximately 20,000 square feet).

     On December 31, 1999, Fidelity owned 8 of its branch facilities and leased the remaining 28 of its branch facilities under leases with terms (including optional extension periods) expiring from 2000 through 2030. All owned and leased office facilities are located in Southern California with the exceptions of the credit processing center located in Beaverton, Oregon and a branch office located in Bloomington, Minnesota. The amount of office space, either leased or owned, is sufficient to meet the Company's anticipated facilities requirements for the foreseeable future.

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

     On September 8, 1998, the Bank instituted an arbitration proceeding in Los Angeles based upon such claims, entitled IN THE MATTER OF ARBITRATION BETWEEN FIDELITY FEDERAL BANK AND MMG DIRECT, INC., American Arbitration Association No. 72 147 01072 98. In October 1998, the Bank reasserted MMG's defaults and terminated the MMG contract. MMG instituted three proceedings against the Bank in Texas seeking to litigate, rather than arbitrate, the disputes between the parties claiming large sums in compensatory and punitive damages against the Bank. Ultimately, after filing a proceeding to compel arbitration, the Bank was successful in enforcing the arbitration provision in its contract with MMG and the matter was arbitrated during spring and early summer of 1999 with MMG and the Bank each asserting their claims.

     The arbitrator issued his award of arbitration on September 15, 1999. In that award, the arbitrator (i) terminated the marketing agreements between the parties, as requested by the Bank and excused the parties from any existing or future obligations; (ii) gave the Bank the right to sell or otherwise dispose of the credit card portfolio generated under the marketing agreements; (iii) ordered the Bank to pay MMG certain fees owed by the Bank to MMG which were not disputed but which the Bank withheld during the course of the dispute as a prejudgment offset; (iv) ordered the Bank to pay MMG's legal fees in the amount of $1.0 million; and (v) ordered the Bank to pay MMG for its share of the arbitration costs. The award declared that it constituted a full and final settlement of all claims and counterclaims between the parties as set forth in their arbitration pleadings.

     The arbitrator's award was confirmed into a judgment at the joint request of the parties and the Bank has satisfied all obligations under the judgment. Disputes arose between the Bank and MMG with respect to certain matters not clearly disposed of by the arbitrator's award, which generated a further legal proceeding instituted by MMG in Texas. In late November of 1999, the parties resolved those disputes and executed a settlement agreement releasing any and all claims held by either party. As a part of the settlement agreement, MMG was obligated to dismiss the Texas proceeding it brought following the arbitrator's award, but to date has failed to do so, giving rise to a claim by the Bank against MMG and others that there has been a breach of the settlement agreement.

   NATIONWIDE CAPITAL COMPANY LLC CREDIT CARD LITIGATION

     As a part of the affinity credit card marketing program with MMG, the Bank entered into an agreement with Nationwide Capital Company, L.L.C. ("Nationwide"), which purported to have arrangements with automobile dealers through which dealer-branded credit cards would be issued to customers of the dealers. The Nationwide contract expressly provided that it could be terminated upon termination of the Bank's contract with MMG.

     On November 30, 1999, Nationwide filed a plea in intervention against the Bank in the District Court, 116th Judicial District, Dallas County, Texas, Cause No. DV-99-01269, entitled NATIONWIDE CAPITAL COMPANY, L.L.C., PLAINTIFF/INTERVENOR v. FIDELITY FEDERAL BANK, F.S.B., THIRD PARTY DEFENDANT. In that action, Nationwide alleges that the Bank wrongfully interfered with Nationwide's contracts with MMG and with certain automobile dealers. Nationwide seeks unspecified actual and exemplary damages.

     The Bank filed a motion to strike the plea in intervention and to compel Nationwide to arbitrate its disputes with the Bank pursuant to the terms of its contract with the Bank. That motion was denied by the Texas Court on March 23, 2000. The Bank intends to appeal the Texas Court's denial of the Bank's motion. The Bank has also filed an action against Nationwide in the Federal District Court for the Central District of California styled FIDELITY FEDERAL BANK, A FEDERAL SAVINGS BANK, PETITIONER v. NATIONWIDE CAPITAL CO., L.L.C., RESPONDENT, Case No. 99-13428AHM, seeking to compel Nationwide to arbitrate its disputes with the Bank. The Bank believes that Nationwide's claims against it are without merit and the Bank intends to defend itself vigorously.

   PURPORTED CLASS ACTION LITIGATION

     On October 19, 1998, a purported class action was filed against the Company and its current and immediately preceding chief executive officers. The case was originally entitled HOWARD GUNTY PROFIT SHARING PLAN, BOTH INDIVIDUALLY AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED, PLAINTIFFS v. RICHARD M. GREENWOOD, MARK K. MASON, BANK PLUS CORPORATION, AND DOES 1 THROUGH 50, INCLUSIVE, DEFENDANTS, Los Angeles Superior Court, Central Judicial District, Case No. BC199336 ("Gunty I"). This action originally alleged that the Company failed to make adequate public disclosure concerning losses in the Bank's credit card operations during the period from August 14, 1998 (when the Company filed its quarterly report on Form l0-Q for the second quarter) through September 22, 1998 (when the Company issued a press release concerning its credit card losses). An amended complaint was filed in the Los Angeles Superior Court, Central Judicial District, Case No. BC199336, entitled HOWARD GUNTY PROFIT SHARING PLAN AND ROBERT E. YELIN, BOTH INDIVIDUALLY AND ON BEHALF OF THE YELIN FAMILY TRUST U/A, BOTH INDIVIDUALLY AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED, PLAINTIFFS, v. RICHARD M. GREENWOOD, MARK K. MASON, BANK PLUS CORPORATION, AND DOES 1 THROUGH 50, INCLUSIVE ("Gunty II"). The amended complaint purports to expand the class period to extend from March 30, 1998 through September 22, 1998. The complaint includes claims for negligent misrepresentation, common law fraud, statutory fraud and violations of the California Corporations Code.

     On September 20, 1999, a second purported class action was filed against the Company and its current and immediately preceding chief executive officers. The case is entitled GARY FELDMAN AND PETER WACHTEL, EACH INDIVIDUALLY AND ALSO ON BEHALF OF ALL OTHERS SIMILARLY SITUATED, PLAINTIFFS v. BANK PLUS CORPORATION, RICHARD M. GREENWOOD, MARK K. MASON AND DOES 1 THROUGH 50 INCLUSIVE, DEFENDANTS, Superior Court of the State of California, County of Los Angeles, Case No. BC 217063. Except for the named individual plaintiffs' dates of purchase and certain other minor variations, the FELDMAN complaint is virtually identical to the Gunty II complaint and was filed by the same plaintiffs' counsel. The Company believes the claims in FELDMAN are barred by the Security Litigation Reform Standards Act of 1998 ("SLUSA"), which requires securities fraud actions commenced after the date of SLUSA's enactment to be brought in federal court under federal law. The Company removed the FELDMAN case to the Federal District Court preparatory to seeking a dismissal on the merits under SLUSA, but plaintiffs voluntarily dismissed their case before such a motion could be heard. Plaintiffs have not sought to refile the FELDMAN suit.

     Plaintiffs have recently filed a motion for class certification in the GUNTY II case. The Bank and the individual defendants have filed an opposition raising substantial issues as to the suitability of the proposed representative plaintiff to act as such and further asserting that all claims aside from those on file in the original GUNTY II complaint are preempted under SLUSA. If any class is certified, the Bank believes that it has significant defenses and it intends to defend vigorously against plaintiffs' claims.

   ADC CREDIT CARD LITIGATION

     Approximately 100 lawsuits, on behalf of approximately 200 individual plaintiffs, and two purported class actions, are pending in state and federal courts in the State of Alabama against Fidelity and, in most instances, ADC, Bank Plus, and various manufacturers and distributors of consumer appliances. In addition, the Bank and Bank Plus have been sued in three cases in state court in the State of Mississippi on behalf of 62 individual plaintiffs (the Mississippi cases have been removed to Federal Court in that state), and the Bank has been sued in a state court in the State of West Virginia on behalf of one individual plaintiff (the West Virginia case has been removed to a Federal Court in that state). All of these cases arise out of the affinity credit card program between the Bank and ADC in which independent third-party direct marketers sold consumer appliances and concurrently offered consumers an opportunity to apply for a credit card arranged by ADC and issued by the Bank which was then used to pay for the appliance.

     During the past several years, the press has widely reported certain industry related concerns which may affect us. Some of these involve the amount of litigation instituted against banks, finance companies and insurance companies who have operated in the State of Alabama and the large punitive awards obtained from juries in that state. Like other companies in this industry, we are involved in a number of lawsuits in Alabama, many of which relate to the financing of consumer products, primarily vacuum cleaners, under the ADC program. The Bank discontinued financing such consumer products under the ADC program in early 1999. The judicial climate in Alabama is such that the outcome of all of these cases is unpredictable.

     The plaintiffs in the litigation are cardholders who allege, generally, that misrepresentations were made to them by the sales people in connection with their purchases of the consumer appliances and applications for credit card accounts, including misrepresentations with respect to the nature and cost of financing such purchases through credit cards issued by the Bank. The Bank believes that it has substantial legal and factual defenses to these claims in that it did not control, direct, or otherwise have any dealings with the sales people who allegedly made such misrepresentations, and the financing and other terms of the credit cards were disclosed in writing to cardholders by the Bank. The Bank also believes that the majority of the plaintiffs claims are subject to adjudication under Federal laws. Most of the cases are in discovery. Although our counsel believes the Bank has substantive legal defenses to these claims and are prepared to defend each case vigorously, no assurances can be given that the cases can be settled or otherwise resolved on terms that are not material in relation to the financial condition or result of operations of the Company.

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

   DURGA MA ARBITRATION

     In April 1998, the Bank entered into two Private Label Credit Card Agreements with Durga Ma, a New Jersey corporation, doing business as Diamond Way International. One of those agreements contemplated issuing credit cards to Durga Ma's jewelry customers; the other contemplated issuing cards to customers of independent jewelry retailers selected by Durga Ma. According to the agreements, the Bank would issue credit cards to customers whose applications were approved by the Bank. The Bank would have the exclusive right to issue credit cards bearing the name of Durga Ma or Diamond Way International to qualified customers. The agreements provided that Bank would own the cards and pay to Durga Ma 2.0% of finance charges collected. Durga Ma would be responsible for developing, printing and distributing marketing materials. The agreements call for binding arbitration in the event of disputes.

     In October 1999, Durga Ma invoked binding arbitration subsequent to Bank's decision to issue no credit cards under the agreement. Durga Ma alleges "breach of contract and fraud" and claims damages in the amount of $5.0 million. The Bank intends to defend itself vigorously in the arbitration.

   INTERNET CASINO LITIGATION

     The Bank and Mastercard International, Inc. have been named as defendants in a purported class action filed July 27, 1999 in the United States District Court for the Middle District of Alabama, entitled EVELYN L. BROWN, ON BEHALF OF HERSELF AND ALL OTHERS SIMILARLY SITUATED vs. MASTERCARD INTERNATIONAL, INC. AND FIDELITY FEDERAL BANK, Civil Action Case No. CV 99-A-788-N. The plaintiff alleges that she placed bets through a gambling site on the internet. The internet site instructed her to open an account by entering her credit card number. By this means, the plaintiff's gambling expenses incurred on the internet site were charged to a Mastercard issued to the plaintiff by the Bank. The plaintiff alleges that, in allowing its credit card to be used for illegal gambling, the Bank violated a variety of Federal and State statutes, including the Wire Act (18 U.S.C. Section 1084(a)), the Travel Act (18 U.S.C. Section
1952), a Federal statute that specifically prohibits conducing an illegal gambling business (18 U.S.C. Section 1955), the Racketeer Influenced and Corrupt Organizations Act ("RICO")(18 U.S.C. Section 1962(c) and 1964(a)), and a number of Alabama statutes. The plaintiff seeks certification of a class, declaratory relief voiding her credit card charges, unspecified compensatory damages, triple exemplary damages under RICO, punitive damages, and attorneys fees and costs. The Bank and Mastercard have filed motions to dismiss the case. The Bank believes that it should not have liability and has substantial legal defenses to the lawsuit and the Bank intends to defend itself vigorously.

     This lawsuit is substantially similar to a number of lawsuits filed around the country against credit card issuers, Mastercard, and Visa. The plaintiff sought to have the lawsuit consolidated with similar lawsuits in a Federal court in New York. On March 1, 2000, the Judicial Panel on Multidistrict Litigation consolidated the case with four others and ordered that all five of the cases be transferred to the U.S. District Court for the Eastern District of Louisiana.

   FIRST ALLIANCE MORTGAGE COMPANY

     In 1997, Fidelity entered into a series of agreements with FAMCO and its affiliates to establish a secured credit card program (the "Program"). Under the agreements, Fidelity serves as issuer and owner of the Program accounts and is responsible for the risk management associated with the extension of credit. FAMCO is responsible for marketing and processing applications and servicing the accounts originated under the Program. FAMCO also provides credit enhancements to guarantee full repayment of the Program receivables in the event of cardholder defaults and, in exchange, has the right to purchase the outstanding receivables at par and receives all revenues, net of expenses and funding costs paid to Fidelity, from the Program. FAMCO is required to fund a cash collateral account as part of the credit enhancement. As of February 29, 2000, total receivables outstanding under the Program were $16.4 million and the balance of the cash collateral account was $2.7 million.

     On February 25, 2000, Fidelity delivered to FAMCO formal notice that the agreements pertaining to the Program have expired, and a demand that FAMCO fulfill all of its obligations under the agreements upon and after termination, including an obligation to purchase, or cause a designee to purchase, from Fidelity, at par, all of the outstanding accounts and related receivables generated under the Program.

     Also on February 25, 2000, Fidelity filed with the American Arbitration Association in Los Angeles, California a formal demand for arbitration. The arbitration proceeding is designated FIDELITY FEDERAL BANK, FSB v. FIRST ALLIANCE ACCEPTANCE CORP. AND FIRST ALLIANCE MORTGAGE CORP., File No. 72 148 226
00. The arbitration demand alleges that a dispute exists between the parties because FAMCO contends that it has no obligation to comply with Fidelity's demand that FAMCO purchase, or cause a designee to purchase, from Fidelity, at par, all of the outstanding accounts and related receivables generated under the Program.

     On February 23, 2000, FAMCO filed a complaint in the Superior Court of the State of California for the County of Orange entitled FIRST ALLIANCE MORTGAGE COMPANY v. FIDELITY FEDERAL BANK, FSB, Case No. 00CC02476. The complaint seeks a temporary restraining order and preliminary and permanent injunctions enjoining Fidelity from disrupting the status quo under the Program and from converting any funds in the cash collateral account for any purpose other than as expressly authorized in the Program agreements. The complaint also seeks a release and turn over to FAMCO of all funds in the cash collateral account. A hearing was held on FAMCO's application for a temporary restraining order with regard to such relief and the court denied FAMCO's application. No hearing was set for FAMCO's application for a preliminary injunction.

     Fidelity believes that its demand that FAMCO or its designee purchase at par the outstanding accounts and receivables generated by the Program is meritorious, and intends to proceed diligently with arbitration to enforce its rights with respect thereto. Fidelity believes that the claims asserted by FAMCO in its lawsuit against Fidelity are without merit, and Fidelity intends to defend itself diligently against FAMCO's claims.

   OTHER MATTERS

     In the course of its current compliance examination of the Bank, the OTS has raised concerns regarding the Bank's credit card operations, principally with respect to the credit card origination, servicing and collection activities of third parties under contracts that have been terminated or are in the process of winding down. While these third parties were required to satisfy regulatory requirements applicable to their respective functions, it is possible that the Bank may be held responsible for violations by these third parties. The Bank has responded to preliminary issues raised by the OTS, but the OTS has not issued its final report. The Bank is therefore, uncertain as to the OTS' ultimate determinations on these issues, and possible resulting regulatory actions or sanctions may have a material adverse effect on the financial condition or results of operations of the Company.

     The legal responsibility and financial exposure with respect to some of the foregoing claims and other matters presently cannot be reasonably ascertained and, accordingly, there is a risk that the outcome of one or more of these outstanding claims or matters could result in a material adverse effect on the financial condition or results of operations of the Company.

     In the normal course of business, the Company and certain of its subsidiaries have a number of other lawsuits and claims pending. Although there can be no assurance, the Company believes that none of these other lawsuits or claims will have a material adverse effect on the financial condition or business of the Company.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS


MARKET INFORMATION

     The Company's Common Stock is listed and quoted on the Nasdaq National Market ("Nasdaq").

     The following table sets forth the high and low daily closing sales prices of the Common Stock on Nasdaq for each of the following quarters.

                                                            HIGH          LOW
1999:                                                   -----------  -----------
    Fourth quarter....................................  $     4.25   $     2.69
    Third quarter.....................................        6.38         3.13
    Second quarter....................................        6.38         4.06
    First quarter.....................................        5.13         3.94
1998:
    Fourth quarter....................................  $     4.94   $     2.28
    Third quarter.....................................       12.63         4.13
    Second quarter....................................       16.13        12.13
    First quarter.....................................       15.63        11.63

DIVIDENDS

     Bank Plus has paid no dividends on the Common Stock since its formation in May 1996. Prior thereto, Fidelity had not paid dividends on its Common Stock since August 1994. Bank Plus currently has no plans to pay dividends on the Common Stock. Bank Plus is a holding company with no significant assets other than its investment in the Bank and Gateway, and is substantially dependent on dividends from such subsidiaries to meet its cash requirements, including its interest obligations on the Senior Notes. The ability of the Bank to pay dividends or to make certain loans or advances to Bank Plus is subject to significant regulatory restrictions.

ITEM 6.     SELECTED FINANCIAL DATA

                        FIVE-YEAR SELECTED FINANCIAL DATA

     The table below sets forth certain historical financial data regarding the Company. This information is derived in part from, and should be read in conjunction with, the Company's consolidated financial statements and notes thereto.

                                                             AT OR FOR THE YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                                 1999         1998          1997          1996          1995
                                            ------------- ------------- ------------- ------------- -------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Total assets............................... $  2,683,452  $  3,712,059  $  4,167,806  $  3,330,290  $  3,299,444
Mortgage loans.............................    1,962,201     2,417,042     2,819,230     2,757,807     3,028,291
Credit card loans..........................      207,180       350,078        50,828            --            --
Deposits...................................    2,501,246     2,922,531     2,891,801     2,495,933     2,600,869
FHLB advances (1)..........................       20,000       585,000     1,009,960       449,851       292,700
Senior Notes (2)...........................       51,478        51,478        51,478            --            --
Other borrowings...........................           --            --            --       140,000       150,000
Preferred stock (2)........................          272           272           272        51,750        51,750
Common stockholders' equity................       96,176       127,388       181,345       161,657       177,293
Stockholders' equity per common share (3)..         4.94          6.55          9.36          8.86          9.72
Common shares outstanding (3)..............   19,463,343    19,434,043    19,367,215    18,245,265    18,242,465

OPERATING DATA:
Interest income............................ $    250,691  $    300,347  $    255,007  $    237,913  $    246,477
Interest expense...........................      143,973       209,204       174,009       152,623       174,836
Net interest income........................      106,718        91,143        80,998        85,290        71,641
Provision for estimated loan losses (4)....       78,800        73,032        13,004        15,610        69,724
Noninterest income (expense) (5)...........       49,360        34,418         3,890         2,246        11,062
Operating expense (6)......................      102,140       104,959        63,096        82,451        81,954
(Loss) earnings before income taxes........      (24,862)      (52,430)        8,788       (10,525)      (68,975)
Net (loss) earnings........................      (24,890)      (56,328)       12,653       (14,089)      (68,979)
Net (loss) earnings available for common
  Stockholders.............................      (24,890)      (56,328)       12,653       (15,642)      (68,979)
(Loss) Earnings Per Share (3):
  Basic....................................        (1.28)        (2.90)         0.67         (0.86)        (8.84)
  Diluted..................................        (1.28)        (2.90)         0.66         (0.86)        (8.84)
Weighted Average Common Shares Outstanding (3):
  Basic....................................   19,460,941    19,395,337    18,794,887    18,242,887     7,807,201
  Diluted..................................   19,460,941    19,395,337    19,143,233    18,242,887     7,807,201

SELECTED OPERATING RATIOS:
(Loss) return on average assets............       (0.76)%       (1.32)%        0.35%        (0.42)%       (1.92)%
(Loss) return on average equity............      (21.19)%      (33.71)%        7.43%        (7.01)%      (42.31)%
Average equity divided by average assets...        3.59%         3.92%         4.67%         6.71%         4.54%
Ending equity divided by ending assets.....        3.58%         3.43%         4.35%         4.85%         6.94%
Operating expense to average assets (7)....        3.12%         2.46%         1.73%         1.94%         2.28%
Efficiency ratio (8).......................       67.14%        76.10%        67.46%        67.77%        89.81%
Yield on interest-earning assets...........        7.86%         7.30%         7.16%         7.29%         7.04%
Cost of interest bearing liabilities.......        4.59%         5.16%         5.11%         4.98%         5.15%
Net yield on interest-earning assets.......        3.36%         2.22%         2.27%         2.63%         2.05%

ASSET QUALITY DATA:
Nonperforming assets ("NPAs") (9).......... $      9,396   $    23,304   $    25,367   $    60,788   $    71,431
NPAs to total assets.......................         0.35%         0.63%         0.61%         1.83%         2.16%
Nonaccruing loans ("NPLs")................. $      6,945   $    14,372   $    13,074   $    36,125   $    51,910
NPLs to total loans, net...................         0.32%         0.54%         0.46%         1.34%         1.77%
Classified assets.......................... $     82,110   $   133,085   $   153,502   $   174,096       219,077
Classified assets to total assets..........         3.06%         3.59%         3.68%         5.23%         6.64%
Total allowance for estimated losses....... $     63,608   $   109,198   $    55,993   $    59,589   $    92,927
Total allowance for estimated losses to
  net classified assets....................        77.47%        82.05%        36.48%        34.23%        42.42%
                                                                                                      (CONTINUED)

                                                             AT OR FOR THE YEAR ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                                 1999         1998          1997          1996          1995
                                            ------------- ------------- ------------- ------------- -------------
(CONTINUED)                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REGULATORY CAPITAL RATIOS:
Tangible capital ratio.....................        5.22%         4.36%         5.26%         6.28%         6.91%
Core capital ratio.........................        5.22%         4.36%         5.26%         6.29%         6.92%
Risk-based capital ratio...................       10.09%         8.95%        11.57%        11.85%        12.43%

OTHER DATA:
Sales of investment products............... $    164,921  $    180,660  $    159,791  $    118,061  $     89,824
Real estate loans funded, net.............. $     93,274  $    138,991  $    233,107  $     13,859  $     19,396
Number of:
  Real estate loan accounts (in thousands).            9            11            12            11            12
  Deposit accounts (in thousands)..........          177           198           205           194           207

--------------
(1) In 1999 and 1998, as part of its program to improve its regulatory capital status, the Bank prepaid $290.0 million and $375.0 million, respectively, of FHLB advances.
(2) On July 18, 1997, the Company completed an exchange offer (the "Exchange Offer") of the Company's Senior Notes for the outstanding shares of the Preferred Stock issued by Fidelity in 1995. The Company accepted 2,059,120 shares of Preferred Stock in exchange for approximately $51.5 million principal amount of Senior Notes. Holders of approximately 11,000 shares of the Preferred Stock elected not to participate in the Exchange Offer and these shares are reflected as minority interest on the statement of financial condition.
(3) On February 9, 1996, the Bank's stockholders approved a one for four reverse stock split. All per share data and weighted average common shares outstanding have been retroactively adjusted to reflect this change.
(4) Provision for estimated loan losses in 1995 include significant provisions related to the resolution of assets in the Bank's multifamily loan portfolio. In 1999 and 1998, the provision for estimated loan losses increased significantly due to credit losses in the Bank's credit card loan portfolio.
(5) In 1999 and 1998, noninterest income increased significantly related to the growth of the credit card programs. Credit card fees were $29.7 million and $21.4 million in 1999 and 1998, respectively.
(6) Operating expenses in 1996 included a payment of $18.0 million SAIF special assessment. In 1999 and 1998, operating expenses of the credit card operations were $33.0 million and $25.3 million, respectively.
(7)  Excludes the impact of the 1996 SAIF special assessment.
(8) The efficiency ratio is computed by dividing total operating expense by net interest income and noninterest income, excluding infrequent items, provisions for estimated loan and real estate losses, direct costs of real estate operations and gains/losses on the sale and writedown of securities.
(9) NPAs include NPLs and foreclosed real estate, net of SVAs and REO valuation allowances, if any.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements included in this Annual Report on Form 10-K, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Bank Plus and Fidelity to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. A number of other factors may have a material adverse effect on the Company's financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; movements in market interest rates that reduce our margins or the fair value of the financial instruments we hold; restrictions imposed on the Bank's operations by regulators such as a prohibition on the payment of dividends to Bank Plus; failure of regulatory authorities to issue approvals or non-objection to material transactions involving the Bank; actions by the Bank's regulators that could adversely affect the Bank's capital levels; an increase in the number of customers seeking protection under the bankruptcy laws which increases the amount of charge-offs; the effects of fraud or other contract breaches by third parties or customers; the effectiveness of the Company's collection efforts; the outcome of pending and future litigation; the inability to achieve the financial goals in Bank Plus' strategic plan; the inability to successfully implement planned systems conversions and the inability to use the operating loss carryforwards of the Company. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Bank Plus disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


RESULTS OF OPERATIONS

     SUMMARY

     The Company reported net losses of $24.9 million for the year ended December 31, 1999, as compared to net losses of $56.3 million for the year ended December 31, 1998. The decrease in losses of $31.4 million in 1999 as compared to 1998 is due to an increase in earnings in the core bank operations of $18.6 million and a decrease in losses of $12.8 million in the credit card operations.

     The increase in earnings of the core bank operations was primarily the result of decreased operating expenses of $10.5 million due to the elimination of a number of business initiatives, increased noninterest income of $6.7 million primarily due to a gain on the sale of two branches, and lower income tax expense. These positive variances were offset by lower net interest income of $3.3 million due to a reduction in interest earning assets in 1999.

     The decrease in losses of the credit card operations was primarily the result of an increase in net interest income of $18.9 million due to both higher balances of credit cards outstanding and a higher net interest margin and an increase in noninterest income of $8.3 million due, also, to higher balances of credit cards outstanding. These positive variances were offset by increases in provisions for estimated loan losses due to higher delinquencies and charge-offs and increased operating expenses due to the increase in the average number of credit cards serviced.

     The decrease in earnings of $69.0 million in 1998, as compared to 1997 is primarily due to the $72.5 million of losses incurred in the credit card operations in 1998, as compared to earnings of $1.1 million in 1997 offset by a $4.2 million decrease in minority interest in 1998. The credit card operations losses were primarily the result of a $86.4 million increase in provisions for estimated loan losses due to higher delinquencies and charge-offs. Net interest income and noninterest income net of operating expenses were $12.9 million higher in 1998 than in 1997 due to the significant increase in the number and balance of credit cards outstanding.

     BUSINESS SEGMENTS

     The following table shows the net income or loss for the core bank operations and the credit card operations for the periods indicated. In computing net interest income, funding costs are charged to the credit card operations based on a rolling twelve-month average of one-year fixed rate FHLB advances. All indirect general and administrative expense not specifically identifiable with either of the two business segments are allocated on the basis of direct operating expenses. Indirect general and administrative expenses subject to allocation were $10.5 million and $11.9 million for 1999 and 1998, respectively, with no corresponding amount in 1997.

                                                                           YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                       1999           1998          1997
                                                                   ------------- ------------- -------------
                                                                            (DOLLARS IN THOUSANDS)
     CORE BANK OPERATIONS:
        Net interest income......................................  $     69,931  $     73,253  $     79,976
        Provision for estimated loan losses (1)..................       (14,300)      (13,413)       13,004
        Noninterest income.......................................        13,753        13,003         3,845
        Gain on sale of branches.................................         5,914            --            --
        Operating expense........................................        69,101        79,620        63,096
        Income tax expense (benefit).............................            --         3,870        (8,100)
                                                                   ------------- ------------- -------------

          Net earnings (2).......................................  $     34,797  $     16,179  $     15,821
                                                                   ============= ============= =============

        Operating Ratios:
          Net interest margin....................................          2.26%         1.81%         2.05%
          Efficiency ratio.......................................         80.68%        88.33%        67.46%
          Return on average assets...............................          1.09%         0.38%         0.35%
          Return on average equity...............................         37.46%        10.86%         7.43%
        Selected Average Balance Sheet Components:
          Loans..................................................  $  2,240,849  $  2,665,050  $  2,797,556
          Earning assets.........................................     3,108,536     4,057,172     3,545,741
          Total assets...........................................     3,192,646     4,204,914     3,633,695
          Deposits...............................................     2,638,472     2,994,618     2,642,560
     CREDIT CARD OPERATIONS:
        Net interest income......................................  $     36,787  $     17,890  $      1,022
        Provision for estimated loan losses......................        93,100        86,445            --
        Noninterest income.......................................        29,693        21,415            45
        Operating expense........................................        33,039        25,339            --
                                                                   ------------- ------------- -------------

          Net loss (2)...........................................  $    (59,659) $    (72,479) $      1,067
                                                                   ============= ============= =============

        Operating Ratios:
          Net interest margin....................................         12.95%         8.69%         8.10%
          Efficiency ratio.......................................         49.70%        64.47%          N/A
        Selected Average Balance Sheet Components:
          Credit card loans......................................  $    283,435  $    205,921  $     12,637
          Total assets...........................................       228,688       168,610        12,802

----------------
(1) Negative amounts represent recoveries of previously established allowance for loan losses.
(2) The segment earnings reported in the table do not include preferred dividends paid to holders of the preferred stock issued by Fidelity Federal Bank. These dividends are reported as minority interest in subsidiary in the consolidated financial statements and were $28,000 in 1999 and 1998 and $4.2 million in 1997.

     CORE BANK OPERATIONS

     During 1997 and 1998, a number of business initiatives outside of the existing retail branch system were undertaken in the core bank operations. These included a financial education program for members of CalPERS, electronic commerce activities, a planned name change, an indirect auto lending program and a mall branch strategy. As a result of the disappointing results of these programs and of the credit card operations, changes were made in the Company's executive management and in the core bank operations strategic plan during the fourth quarter of 1998.

     Under the revised strategic plan, the core bank operations are focused on the retail branch system and the establishment of mortgage origination operations. In addition, as a consequence of its efforts to augment the Bank's regulatory capital ratios, the core bank operations total assets decreased by $1.3 billion from June 30, 1998 to December 31, 1999.

     Net interest income for 1999 was $69.9 million as compared to $73.3 million for 1998. Decreases in average interest earning assets of 26% were for the most part offset by improvements in the interest margin produced by the Bank's deposit repricing strategy and decreases in wholesale borrowings, which increased the net yield on interest earning assets to 2.26% for 1999 from 1.81% for 1998.

     The negative provisions for loan losses of $14.3 million and $13.4 million in 1999 and 1998, respectively, represent net recoveries of specific valuation reserves and reduced estimates of future loan losses resulting from the continuing improvement in the asset quality of the Bank's mortgage loan portfolio.

     Operating expenses decreased to $69.1 million in 1999 from $79.6 million in 1998 primarily due to changes in the Bank's strategic plan in 1998 which resulted in the discontinuance of a number of business initiatives including electronic commerce activities, as well as other expense reduction efforts. These decreases were offset by a $4.6 million increase in SAIF assessments in 1999.

     The $6.7 million decrease in net interest income between 1998 and 1997 reflects the decrease in the net yield to 1.81% from 2.05% offset by a 10.2% increase in the average balance of interest-earning assets. The net yield decreased due to the use of higher costing CDs and FHLB advances to fund the increase in interest-earning assets, higher prepayments on the MBS portfolio causing an increased amortization of the purchase premiums and the amortization of losses incurred in the second quarter of 1998 on the hedging program for fixed rate MBS. These were partially offset by a lower average balance of NPLs. The increases in the average balances of interest-earning assets are due to increases in MBS and the short-term investment portfolios.

     The negative provision for loan losses of $13.4 million in 1998 as compared to the provision for loan losses of $13.0 million represents net recoveries of specific valuation reserves and reduced estimates of loan losses in 1998 resulting from the significant improvement in the asset quality of the Bank's mortgage loan portfolio.

     Noninterest income increased by $9.2 million to $13.0 million for 1998 from $3.8 million for 1997. Components of the increase in noninterest income in 1998 from 1997 include (a) an increase in automated teller machine ("ATM") cash services income of $2.3 million, which was due to higher cash balances outstanding for the period based on a higher number of ATMs serviced; (b) decreased real estate operations costs of $3.8 million primarily due to improved execution of REO sales and a lower volume of foreclosed properties; (c) an increase in investment products and loan fee income of $2.2 million due to a higher sales volumes; and (d) lower losses on securities activities of $1.3 million, which represented hedge losses on the MBS portfolio of $4.0 million offset by gains on the sale of securities and recoveries related to past loan securitizations. These favorable variances were offset by $1.3 million in prepayment expenses on the early repayment of FHLB advances related to the Bank's efforts to augment the Bank's regulatory capital ratios by reducing assets.

     Operating expenses increased by $16.5 million to $79.6 million for 1998 compared to $63.1 for 1997. The increase in expenses was due primarily to costs associated with new business initiatives. The CalPERS, mall branch strategy, Internet bank and other projects contributed $11.5 million to the increase in operating expenses for 1998.

     CREDIT CARD OPERATIONS

     Cards issued and balances outstanding under the credit card programs, which the Bank began in 1997, grew rapidly in the second and third quarters of 1998 after which the Bank curtailed the origination of new accounts due to the very disappointing performance of the credit card portfolio. Since that time the Company has concentrated on reducing the operating losses from the credit card operations, which decreased to $59.7 million in 1999 from $72.5 million in 1998.

     Net interest income for 1999 increased to $36.8 million from $17.9 million in 1998 primarily due to higher average earning asset balances of $283.4 million in 1999 compared to $205.9 million in the prior year, and an increase in the interest margin to 13.0% in 1999 from 8.7% in 1998. As a result of the termination of the agreement with ADC in November 1998, the Bank became entitled to all of the interest from the related portfolio which increased the gross yield for that portfolio. This change along with a change in the composition of the balances of the respective credit card programs resulted in the increase in net yield in 1999.

     The increase in the provision for estimated loan losses to $93.1 million for 1999 from $86.4 million in 1998 was primarily a result of increases in delinquencies in the ADC portfolio in the second quarter of 1999, the impact of which more than offset both the decrease in total balances outstanding and the improving delinquency trends in the other programs in the portfolio.

     Credit card fees increased to $29.7 million in 1999 from $21.4 million in the prior year due to an increase in the average number of accounts outstanding. Included in credit card fees are origination fees net of origination costs and annual fees, which are deferred and amortized into income over a 12 month period, interchange fees, late payment fees and other ancillary fees. Credit card origination costs represented marketing fees paid to MMG to originate cards under the MMG credit card program. During 1999 and 1998, the Company recognized $9.0 million and $6.4 million of net origination fees. At December 31, 1999, there were no deferred net origination fees to be amortized into income.

     Operating expenses increased to $33.0 million in 1999 from $25.3 million in 1998, primarily reflecting higher servicing costs due to the higher average number of accounts serviced in 1999 due in part to the transfer of servicing of the ADC portfolio to the Bank at the beginning of 1999.

     The change in all earnings components for 1998 as compared to 1997 reflects the increase in the average balance of credit cards outstanding, which increased from $12.6 million in 1997 when the credit card portfolio was started to $205.9 million in 1998. In addition, the credit cards originated in 1997 were under the credit enhancement programs, where the credit card marketers received all credit card revenues and were responsible for credit losses and operating expenses, including a cost of funds charge paid to the Bank.

     The increase in provisions for estimated loan losses of $86.4 million for 1998 as compared to 1997, was primarily due to increasing delinquencies and charge-offs in the rapidly growing credit card portfolio. Credit card balances were $350.1 million as compared to $50.8 million, and delinquencies were 21.36% as compared to 10.65% at December 31, 1998 and December 31, 1997, respectively. Credit card charge-offs were $35.2 million in 1998, including $25.7 million of loans purchased by marketers of the credit enhancement credit card programs, with no comparable amounts in 1997.

NET INTEREST INCOME

     The following tables present the primary determinants of net interest income for the periods indicated. For the purpose of this analysis, nonaccruing mortgage loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

                                                                     YEAR ENDED DECEMBER 31,

                                ----------------------------------------------------------------------------------------------------
                                               1999                                    1998                              1997
                                --------------------------------  ---------------------------------------------  -------------------
                                  AVERAGE                AVERAGE    AVERAGE                AVERAGE    AVERAGE                AVERAGE
                                   DAILY                  YIELD/     DAILY                 YIELD/      DAILY                 YIELD/
                                  BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE      BALANCE     INTEREST    RATE
                                -----------  ----------  -------  -----------  ----------  -------  -----------  ----------  -------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans......................   $2,240,849   $ 164,917     7.36%  $2,665,050   $ 198,724     7.46%  $2,797,556   $ 204,252     7.30%
  Credit card loans..........      283,435      47,538    16.77      205,921      26,305    12.77       12,637       1,023     8.10
  MBS........................      373,225      22,669     6.07      701,961      43,305     6.17      429,483      29,435     6.85
  Investment securities......      247,754      13,351     5.39      477,965      28,313     5.92      263,573      16,822     6.38
  Investment in FHLB stock...       43,508       2,216     5.09       62,985       3,700     5.87       55,129       3,475     6.30
                                -----------  ----------           -----------  ----------           -----------  ----------
    Total interest-earning
      assets.................    3,188,771     250,691     7.86    4,113,882     300,347     7.30    3,558,378     255,007     7.16
                                             ----------                        ----------                        ----------
Noninterest-earning assets...       87,110                           144,742                            88,119
                                -----------                       -----------                       -----------

Total assets.................   $3,275,881                        $4,258,624                        $3,646,497
                                ===========                       ===========                       ===========
Interest-bearing
liabilities:
  Deposits:
    Demand deposits..........   $  374,719       4,683     1.25   $  351,250       4,161     1.18   $  282,886       3,451     1.22
    Savings deposits.........      113,824       3,247     2.84      122,662       3,630     2.96      112,904       3,678     3.26
    Time deposits............    2,149,929     105,226     4.81    2,520,706     137,229     5.39    2,246,770     119,588     5.29
                                -----------  ----------           -----------  ----------           -----------  ----------
      Total deposits.........    2,638,472     113,156     4.28    2,994,618     145,020     4.84    2,642,560     126,717     4.80
  Borrowings.................      486,855      30,817     6.31    1,056,866      64,184     6.07      764,350      47,292     6.19
                                -----------  ----------           -----------  ----------           -----------  ----------
    Total interest-bearing
      liabilities............    3,125,327     143,973     4.59    4,051,484     209,204     5.16    3,406,910     174,009     5.11
                                             ----------                        ----------                        ----------
Noninterest-bearing
  liabilities................       32,824                            39,793                            40,621
Preferred stock issued by
  consolidated subsidiary....          272                               272                            28,640
Stockholders' equity.........      117,458                           167,075                           170,326
                                -----------                       -----------                       -----------

Total liabilities and equity.   $3,275,881                        $4,258,624                        $3,646,497
                                ===========                       ===========                       ===========
Net interest income; interest
  rate spread................                $ 106,718     3.27%               $  91,143     2.14%               $  80,998     2.05%
                                             ==========  =======               ==========  =======               ==========  =======
Net yield on interest
  earning assets.............                     3.36%                                      2.22%                             2.27%
                                             ==========                                    =======                           =======

     Net interest income is primarily affected by (a) the average volume and repricing characteristics of the Company's interest-earning assets and interest-bearing liabilities, (b) the level and volatility of market interest rates, (c) the level of NPLs, and (d) the interest rate spread between the yields earned and the rates paid.

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

                                                        YEAR ENDED                         YEAR ENDED
                                                     DECEMBER 31, 1999                  DECEMBER 31, 1998
                                                        COMPARED TO                       COMPARED TO
                                                        YEAR ENDED                         YEAR ENDED
                                                     DECEMBER 31, 1998                  DECEMBER 31, 1997
                                                  FAVORABLE (UNFAVORABLE)            FAVORABLE (UNFAVORABLE)
                                             ---------------------------------- -----------------------------------
                                              VOLUME       RATE          NET       VOLUME       RATE        NET
                                             ----------  ----------  ----------  ----------  ----------  ----------
                                                                   (DOLLARS IN THOUSANDS)
Interest income:
   Loans.................................... $ (31,181)  $  (2,626)  $ (33,807)  $  (9,899)  $   4,371   $  (5,528)
   Credit card loans........................    11,589       9,644      21,233      24,364         918      25,282
   MBS......................................   (19,946)       (690)    (20,636)     17,044      (3,174)     13,870
   Investment securities....................   (12,617)     (2,345)    (14,962)     12,782      (1,291)     11,491
   Investment in FHLB stock.................    (1,038)       (446)     (1,484)        473        (248)        225
                                             ----------  ----------  ----------  ----------  ----------  ----------
     Total interest income..................   (53,193)      3,537     (49,656)     44,764         576      45,340
                                             ----------  ----------  ----------  ----------  ----------  ----------
Interest expense:
   Deposits:
     Demand deposits........................      (276)       (246)       (522)       (824)        114        (710)
     Savings deposits.......................       245         138         383        (305)        353          48
     Time deposits..........................    18,482      13,521      32,003     (15,273)     (2,368)    (17,641)
                                             ----------  ----------  ----------  ----------  ----------  ----------
        Total deposits......................    18,451      13,413      31,864     (16,402)     (1,901)    (18,303)
   Borrowings...............................    35,814      (2,447)     33,367     (17,823)        931     (16,892)
                                             ----------  ----------  ----------  ----------  ----------  ----------
     Total interest expense.................    54,265      10,966      65,231     (34,225)       (970)    (35,195)
                                             ----------  ----------  ----------  ----------  ----------  ----------

Increase (decrease) in net interest income.. $   1,072   $  14,503   $  15,575   $  10,539   $    (394)  $  10,145
                                             ==========  ==========  ==========  ==========  ==========  ==========

INCOME TAXES

     For federal income tax purposes, the maximum rate of tax applicable to savings institutions is currently 35% for taxable income over $10 million. For California franchise tax purposes, savings institutions are taxed as "financial corporations" at a higher rate than that applicable to nonfinancial corporations because of exemptions from certain state and local taxes. The California franchise tax rate applicable to financial corporations is 11.0%.

     The Company's combined federal and state statutory tax rate is 42.0% of earnings before income taxes. For 1999, the Company's actual effective income tax rate was zero. This rate differs from the statutory rate primarily due to the establishment of additional valuation allowances. The 1998 effective tax expense rate of 7.4% reflects the federal and state tax expense attributable to the payment of alternative minimum tax, the establishment of valuation allowances and the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), limitations on the recognition of deferred tax assets.

     Under SFAS No. 109, the recognition of a deferred tax asset is dependent upon a "more likely than not" expectation of realization of the deferred tax asset, based upon the analysis of available evidence. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized on a "more likely than not" basis. The analysis of available evidence is performed each quarter utilizing the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized. Adjustments to the valuation allowance are made accordingly. There can be no assurance that the Company will recognize additional portions of the deferred tax asset in future periods or that additional valuation allowances may not be recorded in future periods.

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), certain securities were classified as AFS during the year. Under SFAS No. 115, adjustments to the fair market value of securities held as AFS are reflected through an adjustment to stockholders' equity. No associated deferred tax asset was recorded in stockholder's equity as of December 31, 1999 and 1998.

     The Internal Revenue Service is currently examining the federal income tax returns for the short year ended December 31, 1994, and the calendar years 1995, 1996 and 1997. The Company does not expect the results of this audit to have a material adverse effect on the consolidated financial statements of the Company.

     Internal Revenue Code ("IRC") Sections 382 and 383 and the Treasury Regulations thereunder generally provide for limitations on the ability of a corporation to utilize net operating loss ("NOL") or credit carryforwards to offset taxable income or reduce its tax liability in taxable years following a change of control. In addition, the rules restrict the ability of a corporation to recognize certain losses during the first five years after a change of control if the losses existed, but were not recognized, as of the date of the change of control. In general, the annual limitation with respect to these items is determined by computing the product of the fair market value of the corporation immediately prior to the change of control and the federal long-term tax exempt interest rate in effect at that time, as prescribed by the IRS.

     As of December 31, 1999, the Bank had an estimated NOL carryover for federal income tax purposes of $99.7 million expiring in years 2008 through 2019. Of this amount, $59.8 million is subject to annual utilization limitations imposed by IRC Section 382. For California franchise tax purposes, the Bank had an estimated NOL carryover of $45.4 million. Of the estimated California NOL carryover, $41.8 million expires in years 2000 through 2004, and $3.6 million expires in years 2000 through 2009. Of the total $45.4 million California NOL, $15.7 million is subject to annual utilization limitations imposed by IRC
Section 382.

     Under the provisions of SFAS No. 109, a deferred tax liability has not been provided for the tax bad debt and loan loss reserves that arose in years prior to 1988. The Bank had an adjusted pre-1988 total loan loss reserve balance of $26.3 million at December 31, 1999, for which no income taxes have been provided. The remaining adjusted pre-1988 total loan loss reserve will be recaptured into taxable income in the event Fidelity (1) ceases to be a "bank" or "thrift", (2) makes distributions to shareholders in excess of current or accumulated post-1951 earnings and profits, or (3) makes distributions to shareholders in a partial or complete redemption or liquidation. The Bank does not intend to enter into a transaction that would result in a recapture of pre-1988 reserves if such recapture would create an additional tax liability.

FINANCIAL CONDITION

     As with most thrifts, a significant portion of the Company's revenue is derived from net interest income earned on its assets. The Company's interest earning assets are primarily loans and investment securities.

     LOAN PORTFOLIO

     The Company's loan portfolio consists of single family and multifamily mortgage loans, commercial mortgage loans, credit card loans and other consumer loans. The following table sets forth the composition of the total loans at the dates indicated:

                                                                       DECEMBER 31,
                                         -------------------------------------------------------------------------
                                              1999          1998           1997           1996           1995
                                         -------------  -------------  -------------  -------------  -------------
                                                                  (DOLLARS IN THOUSANDS)
LOANS BY TYPE
Residential loans:
  Single family (1 to 4 units).......... $    550,840   $    768,824   $    960,848   $    836,569   $    939,903
  Multifamily:
    5 to 36 units.......................    1,125,304      1,220,585      1,343,597      1,408,317      1,521,056
    37 units and over...................      201,644        247,638        308,473        307,741        329,916
                                         -------------  -------------  -------------  -------------  -------------
      Total multifamily.................    1,326,948      1,468,223      1,652,070      1,716,058      1,850,972
                                         -------------  -------------  -------------  -------------  -------------
Total residential loans.................    1,877,788      2,237,047      2,612,918      2,552,627      2,790,875
                                         -------------  -------------  -------------  -------------  -------------
Other real estate loans:
  Commercial & industrial...............      125,379        179,956        204,656        203,510        234,384
  Land and land improvements............           38             39          1,656          1,670          3,032
                                         -------------  -------------  -------------  -------------  -------------
Total other real estate loans...........      125,417        179,995        206,312        205,180        237,416
                                         -------------  -------------  -------------  -------------  -------------
Gross mortgage loans....................    2,003,205      2,417,042      2,819,230      2,757,807      3,028,291
                                         -------------  -------------  -------------  -------------  -------------
Credit card loans:
  MMG...................................       95,879        170,922            229             --             --
  ADC...................................       96,498        147,344         50,467             --             --
  Other.................................       18,266         31,812            132             --             --
                                         -------------  -------------  -------------  -------------  -------------
Total credit card loans.................      210,643        350,078         50,828             --             --
                                         -------------  -------------  -------------  -------------  -------------
Other loans.............................       14,259         29,884         12,084          6,373          6,040
                                         -------------  -------------  -------------  -------------  -------------
Total loans, gross......................    2,228,107      2,797,004      2,882,142      2,764,180      3,034,331
                                         -------------  -------------  -------------  -------------  -------------
Less:
  Undisbursed loan funds................           --             42          1,710             --             --
  Unearned (premiums) discounts, net....       (8,163)        (4,227)        (2,722)         1,974          2,463
  Deferred loan fees....................        6,611         29,442          9,039         12,767          7,317
  Allowances for estimated loan losses..       60,278        106,171         50,538         57,508         89,435
                                         -------------  -------------  -------------  -------------  -------------
    Total...............................       58,726        131,428         58,565         72,249         99,215
                                         -------------  -------------  -------------  -------------  -------------

Total loans, net........................ $  2,169,381   $  2,665,576   $  2,823,577   $  2,691,931   $  2,935,116
                                         =============  =============  =============  =============  =============

     The Bank has experienced a decreasing mortgage loan portfolio since 1994 when any substantive mortgage loan origination operations ceased. The increases in the deferred loan fees and allowances for estimated loan losses in 1998 primarily relate to the credit card portfolio which the Bank began originating in 1997.

     The following table details the activity in the gross loan portfolio for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------------------
                                               1999          1998           1997           1996           1995
                                          -------------  -------------  -------------  -------------  -------------
                                                                    (DOLLARS IN THOUSANDS)
Principal balance at beginning of period. $  2,797,004   $  2,882,142   $  2,764,180   $  3,034,331   $  3,364,965
Total real estate loans funded...........       93,274        138,991        233,107         13,859         19,396
Loans sold, net..........................     (125,812)       (97,452)        (6,674)         2,069       (113,230)
Amortization and prepayments.............     (361,973)      (418,322)      (236,389)      (208,992)      (143,989)
Foreclosures.............................      (14,343)       (27,774)       (75,385)       (77,585)       (92,661)
Hancock Savings Bank, FSB ("Hancock")
   loans acquired........................           --             --        146,802             --             --
(Decrease) increase in credit card loans.     (139,434)       299,249         50,828             --             --
Other (decrease) increase in total
   loans, net............................      (20,609)        20,170          5,673            498           (150)
                                          -------------  -------------  -------------  -------------  -------------
Principal balance at end of period....... $  2,228,107   $  2,797,004   $  2,882,142   $  2,764,180   $  3,034,331
                                          =============  =============  =============  =============  =============
REAL ESTATE LOANS FUNDED
   Loans originated:
     Single family (1 to 4 units)........ $     19,697   $      2,558   $        836   $         --   $      3,926
     Multifamily:
        5 to 36 units....................        2,627            192          7,373          1,673          4,743
        37 units and over................        3,232             18          1,144          3,628          3,207
                                          -------------  -------------  -------------  -------------  -------------
          Total multifamily..............        5,859            210          8,517          5,301          7,950
     Commercial & industrial.............          805          5,324          2,150            533          6,586
                                          -------------  -------------  -------------  -------------  -------------
        Total real estate loans
           originated....................       26,361          8,092         11,503          5,834         18,462
                                          -------------  -------------  -------------  -------------  -------------
   Loans purchased:
     Single family (1 to 4 units) (1)....       66,486        130,699        219,082          7,763         (1,237)
     Multifamily:
        5 to 36 units....................           --             50            338             --             --
        37 units and over................          427            150          2,184             --             --
                                          -------------  -------------  -------------  -------------  -------------
          Total multifamily..............          427            200          2,522             --             --
     Commercial & industrial.............           --             --             --            262          2,171
                                          -------------  -------------  -------------  -------------  -------------
        Total real estate loans
           purchased.....................       66,913        130,899        221,604          8,025            934
                                          -------------  -------------  -------------  -------------  -------------

Total real estate loans funded........... $     93,274   $    138,991   $    233,107   $     13,859   $     19,396
                                          =============  =============  =============  =============  =============

LOANS SOLD
   Whole loans........................... $    133,002   $     99,964   $     13,516   $      4,508   $    123,080
   Repurchases...........................       (7,190)        (2,512)        (6,842)        (6,577)        (9,850)
                                          -------------  -------------  -------------  -------------  -------------

Loans sold (repurchased), net ........... $    125,812   $     97,452   $      6,674   $     (2,069)  $    113,230
                                          =============  =============  =============  =============  =============

----------------
(1) Net of repurchases.


     Beginning in 1994, the Bank entered into agreements with established providers of consumer credit products pursuant to which all mortgage products made available to retail branch customers were referred to and underwritten, funded and serviced by third parties. In 1999, the Bank began a loan origination operation to return to the single family loan origination business. A total of $26.4 million in loans were originated in 1999, of which $11.5 million were sold and $14.9 were held in the portfolio. Another $66.5 million in single family loans were purchased in 1999 related to the nonconforming loan division of the Bank that was established in the third quarter of 1998. In the first quarter of 2000, the Bank began originating commercial and multifamily mortgages.

     Of the $361.9 million in amortization and prepayments of mortgage loans in 1999, approximately $295 million was due to prepayments. Prepayments increased in 1999 and 1998 due to lower market interest rates and improving real estate prices in Southern California. During the third quarter of 1999, as part of the efforts to augment the Bank's regulatory capital ratios, $120 million in single family loans were sold.

     The decrease in credit card loans was due to decreases of $50.8 million and $75.0 million in the ADC and MMG credit card portfolios, respectively, primarily related to charge-offs. As a result of the discontinuance of originations under the ADC, MMG and FAMCO programs, credit card loan balances are expected to continue to decrease in 2000.

     The following table presents gross mortgage loans by type and location as of December 31, 1999:


                                                                                           COMMERCIAL
                                                                 MULTIFAMILY              & INDUSTRIAL
                                                           ------------------------  ------------------------
                                                SINGLE      5 TO 36      37 UNITS      HOTEL/       OTHER
                                                FAMILY       UNITS       AND OVER      MOTEL         C&I         TOTAL
                                              -----------  -----------  -----------  -----------  -----------  -----------
                                                                         (DOLLARS IN THOUSANDS)
  California:
    Southern California Counties:
     Los Angeles............................. $  206,838   $  826,122   $  133,796   $    7,010   $   66,073   $1,239,839
     Orange..................................     87,043      123,679       18,369          982       23,317      253,390
     San Diego...............................     21,548       60,039       19,707           --        1,183      102,477
     San Bernardino..........................     25,793       22,823        8,726           --        5,296       62,638
     Riverside...............................     18,811       15,262        4,222           --        6,129       44,424
     Ventura.................................     16,997       22,705        2,722           --        3,236       45,660
     Other...................................     13,983       19,625        3,275        2,296        2,430       41,609
                                              -----------  -----------  -----------  -----------  -----------  -----------
      Total Southern California counties.....    391,013    1,090,255      190,817       10,288      107,664    1,790,037
    Northern California counties.............     89,199       35,049        9,716        1,102        4,157      139,223
                                              -----------  -----------  -----------  -----------  -----------  -----------
     Total California........................    480,212    1,125,304      200,533       11,390      111,821    1,929,260
   Other states..............................     70,628           --        1,111        1,538          668       73,945
                                              -----------  -----------  -----------  -----------  -----------  -----------

   Gross mortgage loans...................... $  550,840   $1,125,304   $  201,644   $   12,928   $  112,489   $2,003,205
                                              ===========  ===========  ===========  ===========  ===========  ===========

     The following table sets forth, by contractual maturity and loan type, the loan portfolio at December 31, 1999. The table does not consider the prepayment experience of the loan portfolio when scheduling the maturities of loans.

                                                                            MATURES IN
                                                        ---------------------------------------------------
                                         TOTAL LOANS                            2001-            AFTER
                                         RECEIVABLE           2000              2006             2006
                                      ---------------   ---------------   ---------------   ---------------
                                                              (DOLLARS IN THOUSANDS)
Residential loans:
  Single family (1 to 4 units)....... $      550,840    $        5,553    $       10,704    $      534,583
  Multifamily:
    5 to 36 units....................      1,125,304            24,854           254,951           845,499
    37 units and over................        201,644             1,611            59,570           140,463
                                      ---------------   ---------------   ---------------   ---------------
      Total multifamily..............      1,326,948            26,465           314,521           985,962
                                      ---------------   ---------------   ---------------   ---------------
      Total residential loans........      1,877,788            32,018           325,225         1,520,545
                                      ---------------   ---------------   ---------------   ---------------
Other real estate loans:
  Commercial and industrial..........        125,379            16,768            92,493            16,118
  Land & land improvements...........             38                --                --                38
                                      ---------------   ---------------   ---------------   ---------------
    Total other real estate loans....        125,417            16,768            92,493            16,156
                                      ---------------   ---------------   ---------------   ---------------
Gross mortgage loans.................      2,003,205            48,786           417,718         1,536,701
                                      ---------------   ---------------   ---------------   ---------------
Credit card loans....................        210,643           210,643                --                --
Other loans..........................         14,259             4,346             3,090             6,823
                                      ---------------   ---------------   ---------------   ---------------

Total loans, gross................... $    2,228,107    $      263,775    $      420,808    $    1,543,524
                                      ===============   ===============   ===============   ===============

     The following table sets forth, by contractual maturity and interest rate, the fixed rate and adjustable rate mortgage loan portfolios at December 31, 1999. The table does not consider the prepayment experience of the loan portfolio when scheduling the maturities of loans.

                                                                                   MATURITIES
                                                                                     GREATER           WEIGHTED
                                            MORTGAGE LOANS        MATURES             THAN             AVERAGE
                                              RECEIVABLE          IN 2000           ONE YEAR            SPREAD
                                           --------------     --------------     --------------     --------------
                                                                 (DOLLARS IN THOUSANDS)
   Adjustable rate loans:
       COFI-- 1 month..................    $   1,390,712      $      41,116      $   1,349,596         2.47%
       COFI-- 6 month..................          322,420              5,564            316,856         2.34
       COFI-- other....................            8,983                189              8,794         1.89
       Treasury Bill-- 12 months.......           43,050                 --             43,050         2.98
       Treasury Bill-- other...........           18,846              1,353             17,493         2.95
       Other...........................           98,055                151             97,904         5.04
                                           --------------     --------------     --------------
        Total adjustable rate loans....        1,882,066             48,373          1,833,693
   Fixed rate loans....................          121,139                413            120,726
                                           --------------     --------------     --------------

   Total mortgage loans, gross.........    $   2,003,205      $      48,786      $   1,954,419
                                           ==============     ==============     ==============

     At December 31, 1999, 45.8% of the credit card portfolio is fixed rate, 45.5% adjusts with the Wall Street prime rate and 8.7% adjusts with LIBOR. During 1999, the actual rate charged on the credit card accounts ranged from 13% to 25%.

     INVESTMENT PORTFOLIO

     The following table reconciles the amortized cost and aggregate fair value of the investment securities and MBS AFS portfolios at December 31, 1999:

                                                                 AMORTIZED         UNREALIZED         AGGREGATE
                                                                   COST              LOSSES           FAIR VALUE
                                                              --------------     --------------     --------------
                                                                             (DOLLARS IN THOUSANDS)
MBS:
   FHLMC..................................................    $       2,334      $         (46)     $       2,288
   FNMA...................................................          135,621             (5,854)           129,767
   Government National Mortgage Association ("GNMA")......           62,992             (1,946)            61,046
   Fidelity participation certificates....................           21,508                 --             21,508
   CMO:
     FNMA.................................................           37,983             (1,187)            36,796
     Residential Asset Securitization Trust...............            5,834                (72)             5,762
     Saxon Mortgage Securities Corp.......................            1,596                (47)             1,549
                                                              --------------     --------------     --------------
       Total CMO..........................................           45,413             (1,306)            44,107
                                                              --------------     --------------     --------------
   Bear Stearns asset backed security.....................           22,056                (95)            21,961
   Structured Asset Securities Corp. mortgage-backed note.           39,581                (25)            39,556
                                                              --------------     --------------     --------------

Total MBS AFS.............................................    $     329,505      $      (9,272)     $     320,233
                                                              ==============     ==============     ==============

     The Company has in the past employed various derivative financial instruments to hedge valuation fluctuations in its trading and AFS fixed rate securities portfolios. Realized gains and losses on termination of such hedge instruments are amortized into interest income or expense over the expected remaining life of the hedged asset. Realized losses related to a hedging program for the fixed rate MBS AFS portfolio are recorded as adjustments to the cost basis of the securities being hedged and are being amortized over the life of the securities as a yield adjustment. During 1999, $0.7 million was amortized as a reduction of interest income and the remaining balance of the realized hedge losses was $2.5 million at December 31, 1999. As of December 31, 1999, the Company had no derivative financial instruments outstanding.

     The securities portfolio consisted of the following at the dates indicated:

                                                                           DECEMBER 31,
                                           ---------------------------------------------------------------------------
                                                      1999                    1998                    1997
                                           ------------------------  -----------------------  ------------------------
                                                          WEIGHTED                  WEIGHTED                  WEIGHTED
                                                          AVERAGE                   AVERAGE                    AVERAGE
                                              AMOUNT       YIELD        AMOUNT       YIELD        AMOUNT        YIELD
                                           ------------   --------   ------------   --------   ------------   --------
                                                                      (DOLLARS IN THOUSANDS)
Whole loan investment repurchase
  agreements.............................. $        --        --%    $        --        --%    $    28,000      7.19%
Federal funds sold........................          --        --         220,000      4.36              --        --
                                           ------------              ------------              ------------
  Total cash equivalents..................          --        --         220,000      4.36          28,000      7.19
                                           ------------              ------------              ------------
Investment securities:
  AFS:
    U.S. Government and agency
      obligations.........................          --        --              --        --         100,837      5.53
    Other investments.....................          --        --          28,797      5.55              --        --
                                           ------------              ------------              ------------
      Total AFS...........................          --        --          28,797      5.55         100,837      5.53
                                           ------------              ------------              ------------
  Held to maturity:
    Other investments.....................          --        --           1,084      6.19           3,189      6.00
                                           ------------              ------------              ------------
Total investment securities...............          --        --          29,881      5.57         104,026      5.54
                                           ------------              ------------              ------------
MBS:
  AFS:
    FHLMC.................................       2,288      7.21           3,791      6.00          10,275      6.35
    FNMA..................................     129,767      7.14         169,986      7.12         230,509      6.96
    GNMA..................................      61,046      7.15          86,556      7.00         222,808      6.98
    Participation certificates............      21,508      6.85          23,055      6.04          24,860      6.04
    CMO...................................      44,107      8.32          88,672      7.10         343,212      7.22
    LIBOR Asset Trust.....................          --        --              --        --          20,940      7.47
    Financing note trust .................          --        --          47,752      5.78              --        --
    Asset backed security.................      21,961      6.61              --        --              --        --
    Mortgage-backed note..................      39,556      5.68          45,198      5.97              --        --
                                           ------------              ------------              ------------
    Total AFS.............................     320,233      7.07         465,010      6.79         852,604      7.05
                                           ------------              ------------              ------------
  Trading:
    GNMA..................................          --        --              --        --          41,050      6.66
                                           ------------              ------------              ------------
Total MBS.................................     320,233      7.07         465,010      6.79         893,654      7.03
                                           ------------              ------------              ------------
FHLB stock................................      31,142      5.36          65,358      5.76          60,498      6.10
                                           ------------              ------------              ------------

  Total securities portfolio.............. $   351,375      6.92     $   780,249      5.97     $ 1,086,178      6.85
                                           ============              ============              ============

     The following table summarizes the maturity and weighted average yield of investment securities at December 31, 1999:

                                                                                    MATURES IN
                                                               -------------------------------------------------
                                               TOTAL                    2000                  AFTER 2010
                                     ------------------------  ------------------------  -----------------------
                                                     WEIGHTED                  WEIGHTED                 WEIGHTED
                                                      AVERAGE                  AVERAGE                   AVERAGE
                                        AMOUNT        YIELD       AMOUNT        YIELD       AMOUNT        YIELD
                                     ------------     -----    ------------     -----    ------------     -----
                                                              (DOLLARS IN THOUSANDS)
MBS, AFS............................ $   320,233      7.07%    $    84,445      6.29%    $   235,788      7.35%
FHLB stock..........................      31,142      5.36          31,142      5.36              --        --
                                     ------------              ------------              ------------

  Total securities portfolio........ $   351,375      6.92     $   115,587      6.04     $   235,788      7.35
                                     ============              ============              ============

     ASSET QUALITY

     The Company's mortgage loan portfolio is primarily secured by assets located in Southern California and is comprised principally of single family and multifamily residential loans. At December 31, 1999, 24.0% of Fidelity's real estate loan portfolio consisted of California single family residences (1 to 4 units), while 66.2% consisted of California multifamily dwellings of 5 or more units.

     Because 89.4% of the Company's mortgage loan portfolio is secured by properties located in Southern California, the performance of the Company's loans are particularly susceptible to the potential for declines in the Southern California economy, such as increasing vacancy rates, declining rents, increasing interest rates, declining debt coverage ratios, and declining market values for single family, multifamily and commercial properties. In addition, the possibility that borrowers may abandon properties or seek bankruptcy protection with respect to income properties experiencing negative cash flow, particularly where such properties are not cross-collateralized by other performing assets, can also adversely affect portfolio performance.

     During 1998, the Company significantly increased its credit card portfolio. The performance of the Bank's credit card portfolio may be adversely affected by a number of factors, including a national or regional economic slowdown or recession, an increase in the number of customers seeking protection under the bankruptcy laws, the effectiveness of the Company's collection efforts, and fraud or breaches of contracts by third parties or customers. In addition, because the portfolio is primarily sub-prime, the Bank may experience significantly higher delinquencies and charge-offs than those experienced by other credit card issuers whose portfolio's are not sub-prime.

     DELINQUENT LOANS

     The following tables present net delinquent loans at the dates indicated:

                                                                           QUARTERS ENDED
                                                --------------------------------------------------------------------
                                                DECEMBER 31,  SEPTEMBER 30,   JUNE 30,      MARCH 31,   DECEMBER 31,
                                                    1999          1999          1999          1999          1998
                                                ------------  ------------  ------------  ------------  ------------
                                                                       (DOLLARS IN THOUSANDS)
 Mortgage loan delinquencies by number of days:
    30 to 59 days............................   $     5,210   $     6,641   $     6,087   $     5,026   $     6,556
    60 to 89 days............................         3,871         2,633         2,264         4,001         4,936
    90 days and over.........................         4,989         6,128         5,905        12,962        13,841
                                                ------------  ------------  ------------  ------------  ------------

 Total.......................................   $    14,070   $    15,402   $    14,256   $    21,989   $    25,333
                                                ============  ============  ============  ============  ============
 As a percentage of outstanding balances:
    30 to 59 days............................          0.26%         0.31%         0.27%         0.21%         0.27%
    60 to 89 days............................          0.19          0.13          0.10          0.17          0.21
    90 days and over.........................          0.25          0.30          0.26          0.55          0.57
                                                ------------  ------------  ------------  ------------  ------------

 Total.......................................          0.70%         0.74%         0.63%         0.93%         1.05%
                                                ============  ============  ============  ============  ============
 Credit card loan delinquencies by number of days:
    30 to 59 days............................   $    11,157   $    13,397   $    15,666   $    12,801   $    19,609
    60 to 89 days............................         8,438        10,040        13,940        10,485        15,391
    90 to 119 days...........................         7,596         9,877        12,075        11,101        17,969
    120 to 149 days..........................         7,213         9,443         8,460        11,148        17,363
    150 days and over........................         5,706         8,734         6,963         6,670         4,460
                                                ------------  ------------  ------------  ------------  ------------

 Total.......................................   $    40,110   $    51,491   $    57,104   $    52,205   $    74,792
                                                ============  ============  ============  ============  ============
 As a percentage of outstanding balances:
    30 to 59 days............................          5.30%         5.34%         5.60%         4.12%         5.60%
    60 to 89 days............................          4.00          4.00          4.98          3.38          4.40
    90 to 119 days...........................          3.61          3.94          4.31          3.57          5.13
    120 to 149 days..........................          3.42          3.76          3.02          3.59          4.96
    150 days and over........................          2.71          3.48          2.49          2.15          1.27
                                                ------------  ------------  ------------  ------------  ------------

 Total.......................................         19.04%        20.52%        20.40%        16.81%        21.36%
                                                ============  ============  ============  ============  ============

 Other loan delinquencies by number of days:
    30 to 59 days............................   $       735   $       745   $       742   $     1,002   $     2,079
    60 to 89 days............................           234           379           364           182           533
    90 days and over.........................           148           123           160           175           414
                                                ------------  ------------  ------------  ------------  ------------

 Total.......................................   $     1,117   $     1,247   $     1,266   $     1,359   $     3,026
                                                ============  ============  ============  ============  ============
 As a percentage of outstanding balances:
    30 to 59 days............................          7.49%         6.99%         6.07%         9.39%         8.48%
    60 to 89 days............................          2.38          3.56          2.98          1.71          2.18
    90 days and over.........................          1.51          1.16          1.31          1.64          1.69
                                                ------------  ------------  ------------  ------------  ------------

 Total.......................................         11.38%        11.71%        10.36%        12.74%        12.35%
                                                ============  ============  ============  ============  ============

     The quality of the mortgage loan portfolio continued to improve during 1999 as evidenced by historically low levels of delinquencies, NPLs and REO. At December 31, 1999, mortgage delinquencies, NPLs and REO balances were 0.70%, $6.9 million and $2.4 million, respectively.

     Credit card delinquencies decreased $34.7 million as of December 31, 1999 as compared to December 31, 1998. The decrease in the amount of delinquencies in the credit card portfolio is due to the significant decline in credit card balances.

     The following table presents the credit card loan portfolio by program at the dates indicated:

                                                                          QUARTERS ENDED
                                                --------------------------------------------------------------------
                                                DECEMBER 31,  SEPTEMBER 30,   JUNE 30,      MARCH 31,   DECEMBER 31,
                                                    1999          1999          1999          1999          1998
                                                ------------  ------------  ------------  ------------  ------------
                                                                       (DOLLARS IN THOUSANDS)
 MMG outstanding balances:
    Current..................................   $    78,510   $    87,141   $    95,145   $   105,133   $   116,431
    Delinquencies:
      30 to 59 days..........................         4,407         5,344         6,291         6,064        11,810
      60 to 89 days..........................         3,617         4,107         5,260         5,765        10,089
      90 to 119 days.........................         3,359         4,234         4,796         6,390        13,472
      120 to 149 days........................         3,425         4,163         3,942         7,689        14,660
      150 days and over......................         2,561         3,534         3,837         6,670         4,460
                                                ------------  ------------  ------------  ------------  ------------
         Total delinquencies.................        17,369        21,382        24,126        32,578        54,491
                                                ------------  ------------  ------------  ------------  ------------

 Total.......................................   $    95,879   $   108,523   $   119,271   $   137,711   $   170,922
                                                ============  ============  ============  ============  ============
 As a percentage of outstanding
 balances:
    30 to 59 days............................          4.60%         4.92%         5.27%         4.40%         6.91%
    60 to 89 days............................          3.77          3.78          4.41          4.19          5.90
    90 to 119 days...........................          3.50          3.90          4.02          4.64          7.88
    120 to 149 days..........................          3.57          3.84          3.30          5.58          8.58
    150 days and over........................          2.67          3.25          3.22          4.84          2.61
                                                ------------  ------------  ------------  ------------  ------------

 Total.......................................         18.11%        19.69%        20.22%        23.65%        31.88%
                                                ============  ============  ============  ============  ============

 ADC outstanding balances:
    Current..................................   $    76,625   $    85,914   $    98,701   $   122,989   $   129,450
    Delinquencies:
      30 to 59 days..........................         5,187         6,219         8,212         5,529         6,603
      60 to 89 days..........................         4,076         5,073         8,113         4,012         4,633
      90 to 119 days.........................         3,677         5,075         6,764         4,245         3,959
      120 to 149 days........................         3,788         5,281         4,487         3,431         2,699
      150 days and over......................         3,145         5,198         3,121            --            --
                                                ------------  ------------  ------------  ------------  ------------
         Total delinquencies.................        19,873        26,846        30,697        17,217        17,894
                                                ------------  ------------  ------------  ------------  ------------

 Total.......................................   $    96,498   $   112,760   $   129,398   $   140,206   $   147,344
                                                ============  ============  ============  ============  ============
 As a percentage of outstanding
 balances:
    30 to 59 days............................          5.38%         5.52%         6.35%         3.94%         4.48%
    60 to 89 days............................          4.22          4.50          6.27          2.86          3.14
    90 to 119 days...........................          3.81          4.50          5.23          3.03          2.69
    120 to 149 days..........................          3.93          4.68          3.47          2.45          1.83
    150 days and over........................          3.26          4.61          2.41            --            --
                                                ------------  ------------  ------------  ------------  ------------

 Total.......................................         20.60%        23.81%        23.73%        12.28%        12.14%
                                                ============  ============  ============  ============  ============
                                                                                                         (continued)

(continued)

                                                                          QUARTERS ENDED
                                                --------------------------------------------------------------------
                                                DECEMBER 31,  SEPTEMBER 30,   JUNE 30,      MARCH 31,   DECEMBER 31,
                                                    1999          1999          1999          1999          1998
                                                ------------  ------------  ------------  ------------  ------------
                                                                       (DOLLARS IN THOUSANDS)
  Other credit card loans outstanding balances:
     Current..................................  $    15,398   $    26,276   $    28,959   $    30,273   $    29,405
     Delinquencies:
       30 to 59 days..........................        1,563         1,834         1,163         1,208         1,196
       60 to 89 days..........................          745           860           567           708           669
       90 to 119 days.........................          560           568           515           466           538
       120 to 149 days........................           --            --            31            28             4
       150 days and over......................           --             2             5            --            --
                                                ------------  ------------  ------------  ------------  ------------
          Total delinquencies.................        2,868         3,264         2,281         2,410         2,407
                                                ------------  ------------  ------------  ------------  ------------

  Total.......................................  $    18,266   $    29,540   $    31,240   $    32,683   $    31,812
                                                ============  ============  ============  ============  ============
  As a percentage of outstanding
  balances:
     30 to 59 days............................         8.56%         6.21%         3.72%         3.70%         3.76%
     60 to 89 days............................         4.08          2.91          1.81          2.17          2.10
     90 to 119 days...........................         3.06          1.92          1.65          1.43          1.69
     120 to 149 days..........................           --            --          0.10          0.08          0.01
     150 days and over........................           --          0.01          0.01            --            --
                                                ------------  ------------  ------------  ------------  ------------

  Total.......................................        15.70%        11.05%         7.29%         7.38%         7.56%
                                                ============  ============  ============  ============  ============


     At April 1, 1999, collection services for the ADC credit card portfolio were transferred from ADC to the Bank in accordance with the settlement agreement between the Bank and ADC. As a result of a number of factors, including conforming the contractual charge-off policy for the ADC portfolio to the Bank's charge-off policy, which increased the charge-off period from 150 to 180 days, the rise in delinquencies expected upon the cessation of originations under the program in February 1999 and transitional difficulties associated with the transfer of the servicing of accounts from ADC to the Bank, delinquencies in the ADC credit card portfolio increased from the 12.3% level at March 31, 1999 to 23.7% at June 30, 1999. Subsequently, the delinquencies in the ADC portfolio have declined to 20.60% at December 31, 1999.

     The available credit on credit cards outstanding at December 31, 1999 was $17.3 million, $23.6 million and $3.1 million for MMG, ADC and other card programs, respectively.

     The following table presents the MMG and ADC credit card portfolios by geographic location at December 31, 1999:

                                                                                          PERCENT OF
                                                                           AMOUNT            TOTAL
                                                                     ----------------  ----------------
                                                                           (DOLLARS IN THOUSANDS)
           State:
              Florida.............................................   $        26,608       13.83%
              Texas...............................................            15,190        7.90
              California..........................................            15,118        7.86
              Alabama.............................................            10,715        5.57
              North Carolina......................................            10,494        5.45
              Georgia.............................................             8,427        4.38
              New York............................................             7,407        3.85
              South Carolina......................................             6,829        3.55
              Ohio................................................             6,672        3.47
              Mississippi.........................................             6,291        3.27
              Michigan............................................             6,109        3.18
              Pennsylvania........................................             5,771        3.00
              Tennessee...........................................             5,600        2.91
              Louisiana...........................................             5,179        2.69
              Indiana.............................................             4,311        2.24
              Arkansas............................................             3,969        2.06
              Other states (states with less than 2%).............            47,687       24.79
                                                                     ----------------  ----------------

           Total..................................................   $       192,377      100.00%
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

     The following table presents net NPLs at the dates indicated:

                                                                               DECEMBER 31,
                                             -----------------------------------------------------------------------------
                                                  1999            1998            1997            1996            1995
                                             -------------   -------------   -------------   -------------   -------------
                                                                         (DOLLARS IN THOUSANDS)
 Single family (1 to 4 units)..............  $      4,455    $      8,958    $      5,169    $     13,978    $     13,897
 Multifamily:
      5 to 36 units........................         1,733           3,568           4,753          18,071          14,312
      37 units and over....................            --             562           2,090           2,671           3,190
                                             -------------   -------------   -------------   -------------   -------------
         Total multifamily.................         1,733           4,130           6,843          20,742          17,502
 Commercial & industrial...................           641           1,127           1,062           1,405          20,511
 Other loans...............................           116             157              --              --              --
                                             -------------   -------------   -------------   -------------   -------------

    Total..................................  $      6,945    $     14,372    $     13,074    $     36,125    $     51,910
                                             =============   =============   =============   =============   =============

     It is the Bank's policy to reserve all earned but unpaid interest on mortgage and other loans placed on nonaccrual status. The reduction in income related to such reserves, net of interest recognized on cured delinquencies, was $0.4 million, $1.9 million and $3.9 million for 1999, 1998 and 1997, respectively.

     ACCRUING DELINQUENT LOANS

     Credit card loans accrue interest up to the date of charge-off. Finance charges are included in the principal balance of the credit card loan and are charged to the ALLL when the credit card balance is charged-off.

     The following table presents accruing loans delinquent 90 days or greater at the dates indicated:

                                                            DECEMBER 31,
                                                   -----------------------------
                                                        1999           1998
                                                   -------------   -------------
                                                      (DOLLARS IN THOUSANDS)
        90 to 119 days.........................    $      7,596    $     17,969
        120 to 149 days........................           7,213          17,363
        150 days and over......................           5,706           4,460
                                                   -------------   -------------

           Total...............................    $     20,515    $     39,792
                                                   =============   =============

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

     The following table presents TDRs by property type at the dates indicated:

                                                                               DECEMBER 31,
                                             -----------------------------------------------------------------------------
                                                  1999            1998            1997            1996            1995
                                             -------------   -------------   -------------   -------------   -------------
                                                                         (DOLLARS IN THOUSANDS)
Property type:
Single family (1 to 4 units)...............  $      1,044    $      2,728    $      3,862    $      5,438    $      3,759
Multifamily:
   5 to 36 units...........................        15,319          15,694          14,972          11,647          15,189
   37 units and over.......................         9,543           8,156           6,485           5,805           9,109
                                             -------------   -------------   -------------   -------------   -------------
     Total multifamily.....................        24,862          23,850          21,457          17,452          24,298
Commercial and industrial..................         4,945          21,440          18,674          22,306           3,688
Land.......................................            --              --              --              --             946
                                             -------------   -------------   -------------   -------------   -------------
     Total TDRs............................  $     30,851    $     48,018    $     43,993    $     45,196    $     32,691
                                             =============   =============   =============   =============   =============

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

     The Plan was terminated as of June 30, 1998, based on the minimal remaining assets and the determination that the resolution of these assets would be conducted in a similar manner as the Bank's regular portfolio. As of June 30, 1998, the remaining 30 assets with a book balance, net of SVA and writedowns, of $9.4 million, comprised of accruing and nonaccruing multifamily real estate loans totaling approximately $4.8 million and REO properties totaling approximately $4.6 million. The $1.6 million of unallocated ALLL remaining as of June 30, 1998 from the original $50.8 million reserves established for the Plan was included in the Bank's ALLL at June 30, 1998.

     CLASSIFIED ASSETS

     The following table summarizes classified assets net of SVAs and writedowns at the dates indicated:

                                                                               DECEMBER 31,
                                             -----------------------------------------------------------------------------
                                                  1999            1998            1997            1996            1995
                                             -------------   -------------   -------------   -------------   -------------
                                                                         (DOLLARS IN THOUSANDS)
 Performing classified loans:
    Single family (1 to 4 units)...........  $      6,812    $      6,164    $      7,792    $     10,585    $     12,665
    Multifamily:
      5 to 36 units........................        27,360          39,570          63,777          60,785          85,581
      Over 37 units........................         9,979          17,027          22,704          10,375          39,301
                                             -------------   -------------   -------------   -------------   -------------
         Total multifamily.................        37,339          56,597          86,481          71,160         124,882
    Commercial and industrial..............         7,046           5,802          10,412          29,503          10,099
    Credit card and other loans............        20,677          39,792              --              --              --
                                             -------------   -------------   -------------   -------------   -------------
      Total performing classified loans....        71,874         108,355         104,685         111,248         147,646
                                             -------------   -------------   -------------   -------------   -------------
 NPAs:
    NPLs...................................         6,945          14,372          13,074          36,125          51,910
    REO....................................         2,422           8,397          12,293          24,663          19,521
    Other repossessed assets...............            29             535              --              --              --
                                             -------------   -------------   -------------   -------------   -------------
      Total NPAs...........................         9,396          23,304          25,367          60,788          71,431
                                             -------------   -------------   -------------   -------------   -------------
 Other classified assets...................           840           1,426          23,450           2,060              --
                                             -------------   -------------   -------------   -------------   -------------

 Total classified assets...................  $     82,110    $    133,085    $    153,502    $    174,096    $    219,077
                                             =============   =============   =============   =============   =============
 Classified asset ratios:
    NPLs to total assets...................          0.26%           0.39%           0.31%           1.08%           1.57%
    NPLs to total loans....................          0.32%           0.54%           0.46%           1.34%           1.77%
    NPAs to total assets...................          0.35%           0.63%           0.61%           1.83%           2.16%
    TDRs to total assets...................          1.15%           1.29%           1.06%           1.36%           0.99%
    NPAs and TDRs to total assets..........          1.50%           1.92%           1.66%           3.18%           3.16%
    Classified assets to total assets......          3.06%           3.59%           3.68%           5.23%           6.64%
    REO to NPAs............................         25.78%          36.03%          48.46%          40.57%          27.33%
    NPLs to NPAs...........................         73.91%          61.67%          51.54%          59.43%          72.67%

     Total classified assets decreased $51.0 million or 38.3% from December 31, 1998, to $82.1 million at December 31, 1999. This decrease was due to a $31.3 million decrease in classified mortgage loans and a $19.3 million decrease in classified credit card loans. The decrease in classified mortgage loans reflects the improving performance of the underlying income properties and increases in property values in Southern California. The decrease in classified credit card loans reflects the decrease in outstanding credit card balances.

     REO

     The following table presents REO by property type and information about the change in the book value and the number of properties owned and foreclosed for the periods indicated:

                                                                               DECEMBER 31,
                                             -----------------------------------------------------------------------------
                                                  1999            1998            1997            1996            1995
                                             -------------   -------------   -------------   -------------   -------------
                                                                         (DOLLARS IN THOUSANDS)
Single family (1 to 4 units)...............  $      1,307    $      3,734    $      3,702    $      6,595    $      5,550
Multifamily:
    5 to 36 units..........................           414           1,735           5,318          13,574           8,421
    37 units and over......................            --           1,844           3,149           1,844              --
                                             -------------   -------------   -------------   -------------   -------------
    Total multifamily......................           414           3,579           8,467          15,418           8,421
Commercial and industrial..................           801           1,584             624           3,950           7,850
Valuation allowances.......................          (100)           (500)           (500)         (1,300)         (2,300)
                                             -------------   -------------   -------------   -------------   -------------

    Total net REO..........................  $      2,422    $      8,397    $     12,293    $     24,663    $     19,521
                                             =============   =============   =============   =============   =============
Properties foreclosed during the period:
    Number.................................            67              62              88             131             109
    Gross book value.......................  $     14,495    $     27,774    $     75,385    $     77,585    $     92,661
    Average book value.....................  $        216    $        231    $        294    $        343    $        343

     ALLOWANCE FOR ESTIMATED LOAN AND REO LOSSES

     The following table summarizes the activity in the allowance for estimated loan and REO losses for the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------------
                                                  1999            1998            1997            1996            1995
                                             -------------   -------------   -------------   -------------   -------------
                                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of period.............  $    109,198    $     55,993    $     59,589    $     92,927    $     69,520
                                             -------------   -------------   -------------   -------------   -------------
   Charge-offs.............................      (131,568)        (25,624)        (44,000)        (55,471)        (52,636)
   Recoveries..............................         5,100           5,085           9,118           3,304           2,953
                                             -------------   -------------   -------------   -------------   -------------
     Net charge-offs.......................      (126,468)        (20,539)        (34,882)        (52,167)        (49,683)
   Provision:
     Estimated loan losses.................        78,800          73,032          13,004          15,610          69,724
     REO...................................           185             251           1,060           3,219           3,366
   Net change in cash reserves (2).........         1,893             461           4,332              --              --
   Allowances related to acquisition (1)...            --              --          12,890              --              --
                                             -------------   -------------   -------------   -------------   -------------

Balance at end of period...................  $     63,608    $    109,198    $     55,993    $     59,589    $     92,927
                                             =============   =============   =============   =============   =============
Ratio of net charge-offs during the period
   to average loans outstanding............           5.0%            0.8%            1.2%            1.8%            1.6%

----------------
(1) Represents the estimated loan losses included in the acquisition of Hancock.
(2) Net change in cash reserves includes fundings, repurchases and transfers from credit card marketers.

     The following table presents loan and REO charge-offs and recoveries for the periods indicated:

                                                                        YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------------
                                                  1999            1998            1997            1996            1995
                                             -------------   -------------   -------------   -------------   -------------
                                                                         (DOLLARS IN THOUSANDS)
Charge-offs:
   Single family (1 to 4 units)............  $      1,245    $      2,633    $      9,649    $     10,587    $      7,868
   Multifamily loans:
     5 to 36 units.........................         1,834           8,384          28,664          33,083          33,948
     37 units and over.....................           275           3,515           3,548           6,043           8,179
                                             -------------   -------------   -------------   -------------   -------------
        Total multifamily..................         2,109          11,899          32,212          39,126          42,127
   Commercial and industrial...............         1,407             529           2,139           5,758           2,641
   Credit card loans.......................       123,325           9,502              --              --              --
   Other loans.............................         3,482           1,061              --              --              --
                                             -------------   -------------   -------------   -------------   -------------

Total charge-offs..........................  $    131,568    $     25,624    $     44,000    $     55,471    $     52,636
                                             =============   =============   =============   =============   =============
Recoveries:
   Single family (1 to 4 units)............  $      1,050    $      2,143    $      3,485    $        948    $        119
   Multifamily loans:
     5 to 36 units.........................           564           2,286           4,611           1,144           1,781
     37 units and over.....................           550             511             247             491             829
                                             -------------   -------------   -------------   -------------   -------------
        Total multifamily..................         1,114           2,797           4,858           1,635           2,610
   Commercial and industrial...............           607              63             775             721             224
   Credit card loans.......................         2,129              --              --              --              --
   Other loans.............................           200              82              --              --              --
                                             -------------   -------------   -------------   -------------   -------------

Total recoveries...........................  $      5,100    $      5,085    $      9,118    $      3,304    $      2,953
                                             =============   =============   =============   =============   =============

     In addition to reserves established by the Bank, cash reserves have been provided by credit card affinity marketers under the credit enhancement programs which are utilized to purchase accounts from the Bank after the accounts reach a certain delinquent status. At December 31, 1999 and 1998, cash reserves were $2.7 million and $1.9 million, respectively, and were recorded as deposits on the Company's statements of financial condition. Accounts purchased from cash reserves during 1999 and 1998 totaled $2.7 million and $25.7 million, respectively, and are not included in the above table.

     The following table sets forth the allowance for estimated loan and REO losses at the dates indicated:

                                                                          QUARTERS ENDED
                                                --------------------------------------------------------------------
                                                DECEMBER 31,  SEPTEMBER 30,   JUNE 30,      MARCH 31,   DECEMBER 31,
                                                    1999          1999          1999          1999          1998
                                                ------------  ------------  ------------  ------------  ------------
                                                                       (DOLLARS IN THOUSANDS)
Loans:
   ALLL ......................................  $    56,376   $    65,550   $    75,414   $    70,606   $    98,229
   SVA........................................        3,902         5,040         5,681         7,292         7,942
                                                ------------  ------------  ------------  ------------  ------------
     Total ALLL and SVA.......................       60,278        70,590        81,095        77,898       106,171
   Cash reserves..............................        2,672         3,357         2,467         1,915         1,888
                                                ------------  ------------  ------------  ------------  ------------
     Total allowances and cash reserves.......       62,950        73,947        83,562        79,813       108,059
REO valuation allowances......................          658           620         1,068           998         1,139
                                                ------------  ------------  ------------  ------------  ------------

Total allowances and cash reserves............  $    63,608   $    74,567   $    84,630   $    80,811   $   109,198
                                                ============  ============  ============  ============  ============

Selected ratios:
   Total allowances to net loans and REO......         2.85%         3.18%         3.33%         3.03%         3.86%
   Total ALLL and cash reserves to:
     Net loans................................         2.65%         2.95%         3.08%         2.73%         3.62%
     Net NPLs.................................       850.35%       969.43%      1214.61%       552.04%       696.61%
     Net loans and REO........................         2.65%         2.95%         3.09%         2.74%         3.63%
     Net NPAs.................................       629.57%       536.39%       584.41%       333.61%       431.75%
     Total assets.............................         2.20%         2.33%         2.38%         2.06%         2.71%

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

     An SVA is established where management has identified significant conditions or circumstances related to a specific loan that management believes indicate the probability that a loss has been incurred.

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

     The Company's methodology for assessing the appropriateness of the ALLL consists of:

    o         a calculated component, and

    o         a judgmental component

     The calculated component of the ALLL at December 31, 1999, was determined as follows:

    o SINGLE FAMILY MORTGAGE LOANS (1-4 UNITS): Delinquency migration models were utilized which apply delinquency and loss factors to the outstanding portfolio segregated by delinquency status. The delinquency and loss factors are based on delinquency migration results of the Company's single family loan portfolio for the most recent twelve months, or, in the case of nonconforming mortgage loans, are based on the delinquency and loss experience for similar types of loans of other enterprises. Estimated charge-offs in 2000 are expected to be $1.0 million.

    o MULTIFAMILY MORTGAGE LOANS AND COMMERCIAL AND INDUSTRIAL REAL ESTATE LOANS GRADED PASS OR SPECIAL MENTION: Loss factors were applied to outstanding loan balances based on the internal risk grade of those loans or pools of loans. These loss factors are based on the Company's historical loss experience over the last two years derived from the classification migration model. Estimated charge-offs in 2000 are expected to be $3.2 million.

    o         MULTIFAMILY AND COMMERCIAL & INDUSTRIAL REAL ESTATE LOANS GRADED
              SUBSTANDARD: An estimated allowance was computed for each loan based on the estimated value of the underlying collateral of each loan as compared to its carrying value. Estimated charge-offs in 2000 are expected to be $1.1 million.

    o CREDIT CARD LOANS ORIGINATED UNDER THE ADC AND MMG AGREEMENTS: The Company utilized a delinquency migration model that applies delinquency migration factors to the outstanding portfolio segregated by delinquency status. The delinquency migration model assumes the continuation of historical delinquency patterns from current accounts to charge-off. Estimated charge-offs in 2000 are expected to be $49.3 million.

    o CREDIT CARD LOANS ORIGINATED UNDER OTHER PROGRAMS: Delinquency migration models based on the related credit card portfolios' specific experience were utilized. Estimated charge-offs in 2000 are expected to be $2.5 million and are expected to be covered by the cash deposits and guarantees of credit enhanced credit card program marketers.


    o ALL OTHER LOANS: Loss factors were applied to the outstanding loan balances. These loss factors were based on the Company's historical experience or the loss experience for similar types of loans of other enterprises. Estimated charge-offs in 2000 are expected to be $1.1 million.

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

    o         seasoning of the loan portfolios,

    o         specific industry conditions within portfolio segments,

    o         recent loss experience in particular segments of the portfolio,

    o         duration of the current business cycle, and

    o         quality of loan review and credit oversight systems

    o         experience of lending personnel

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

     The Company's allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The amount of losses actually incurred can vary significantly from the estimated amounts. The Company's methodology includes several features that are intended to reduce the difference between estimated and actual losses. The migration models that are used are designed to be self-correcting by taking into account the Company's recent delinquency and loss experience. Pooled loan loss factors are adjusted quarterly based upon the level of net charge-offs expected by management in the next twelve months. Furthermore, the Company's methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors that affect the collectibility of the portfolio as of the evaluation date are not reflected in the loss factors. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, the Company is able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

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

     The Bank's actual and required capital are as follows at the dates indicated:

                                                                                                   MINIMUM TO BE WELL
                                                                                                   CAPITALIZED UNDER
                                                                              MINIMUM              PROMPT CORRECTIVE
                                                     ACTUAL             CAPITAL REQUIREMENT         ACTION PROVISION
                                              ----------------------  ------------------------  ------------------------
                                                AMOUNT      RATIO       AMOUNT        RATIO       AMOUNT        RATIO
                                              -----------  ---------  -------------  ---------  -------------  ---------
                                                                       (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 1999:
  Total capital (to risk-weighted
    assets).................................  $  159,952    10.09%    $    126,796     8.00%    $    158,495    10.00%
  Core capital (to adjusted tangible
    assets).................................     139,689     5.22           80,306     3.00          133,843     5.00
  Tangible capital (to tangible assets).....     139,689     5.22           40,153     1.50              N/A     5.00
  Core capital (to risk-weighted
    assets).................................     139,689     8.81              N/A                    95,097     6.00
AS OF DECEMBER 31, 1998:
  Total capital (to risk-weighted
    assets).................................  $  188,746     8.95%    $    168,656     8.00%     $   210,820    10.00%
  Core capital (to adjusted tangible
    assets).................................     161,506     4.36          111,028     3.00          185,046     5.00
  Tangible capital (to tangible assets).....     161,506     4.36           55,514     1.50              N/A
  Core capital (to risk-weighted
    assets).................................     161,506     7.66              N/A                   126,492     6.00

     The following table reconciles the Company's stockholders' equity and the Bank's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital at the dates indicated:

                                                              TANGIBLE         CORE         RISK-BASED
                                                               CAPITAL       CAPITAL          CAPITAL
                                                           ------------    ------------    ------------
                                                                     (DOLLARS IN THOUSANDS)
      AS OF DECEMBER 31, 1999:
        Consolidated stockholders' equity................. $    96,176     $    96,176     $    96,176
        Adjustments:
          Fidelity's Preferred Stock......................      51,750          51,750          51,750
          Bank Plus equity excluding Fidelity.............      (1,250)         (1,250)         (1,250)
                                                           ------------    ------------    ------------
        Fidelity's stockholders' equity...................     146,676         146,676         146,676
        Accumulated other comprehensive loss..............       9,272           9,272           9,272
        Adjustments:
          Intangible assets...............................     (12,352)        (12,352)        (12,352)
          Nonincludable subsidiaries......................          (1)             (1)             (1)
          Excess ALLL.....................................          --              --          20,263
          Net deferred tax assets.........................      (3,906)         (3,906)         (3,906)
                                                           ------------    ------------    ------------

      Regulatory capital.................................. $   139,689     $   139,689     $   159,952
                                                           ============    ============    ============
      AS OF DECEMBER 31, 1998:
        Consolidated stockholders' equity................. $   127,388     $   127,388     $   127,388
        Adjustments:
          Fidelity's Preferred Stock......................      51,750          51,750          51,750
          Bank Plus equity excluding Fidelity.............      (6,152)         (6,152)         (6,152)
                                                           ------------    ------------    ------------
        Fidelity's stockholders' equity...................     172,986         172,986         172,986
        Accumulated other comprehensive loss..............       2,795           2,795           2,795
        Adjustments:
          Intangible assets...............................     (14,268)        (14,268)        (14,268)
          Nonincludable subsidiaries......................          (7)             (7)             (7)
          Excess ALLL.....................................          --              --          27,240
                                                           ------------    ------------    ------------

      Regulatory capital.................................. $   161,506     $   161,506     $   188,746
                                                           ============    ============    ============


     As of December 31, 1999, the Bank was "well capitalized" under the PCA regulations adopted by the OTS pursuant to FDICIA. As of December 31, 1999, the most constraining of the capital ratio measurements was risk-based capital to risk-weighted assets which had an excess of $1.5 million above the minimum level required to be considered well capitalized. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. Due to the expectation of continuing losses in the credit card operations, or a significant write-down in the carrying value of the credit card portfolios as a result of the adoption of alternative strategies, the Bank expects to be adequately capitalized in 2000.


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

     At December 31, 1999, the Company had deposits of $2.5 billion. The following table presents the distribution of deposit accounts at the dates indicated:

                                                             DECEMBER 31,
                                                    ----------------------------
                                                         1999           1998
                                                    ------------   -------------
                                                       (DOLLARS IN THOUSANDS)
   Passbook accounts.............................   $    49,973    $     56,836
   Checking accounts.............................       369,071         380,292
   Money market savings accounts.................        50,428          56,451
                                                    ------------   -------------
        Total transaction accounts...............       469,472         493,579
   CDs...........................................     2,031,774       2,428,952
                                                    ------------   -------------

        Total deposits...........................   $ 2,501,246    $  2,922,531
                                                    ============   =============


     There were no brokered deposits outstanding at December 31, 1999 and 1998.

     The following table summarizes CDs by remaining maturity and weighted average rate at December 31, 1999:

                                                                        REMAINING TERM TO MATURITY
                                              -----------------------------------------------------------------------------
                                                                                                 GREATER
                                               LESS THAN         3 TO 6          6 TO 12          THAN
                                               3 MONTHS          MONTHS           MONTHS        12 MONTHS         TOTAL
                                             -------------   --------------   -------------   -------------   -------------
                                                                          (DOLLARS IN THOUSANDS)
CDs:
    Less than $100,000....................   $    409,071    $     306,464    $    496,042    $    210,726    $  1,422,303
    Greater than $100,000.................        189,391           83,955         227,029         109,096         609,471
                                             -------------   --------------   -------------   -------------   -------------

Total CDs.................................   $    598,462    $     390,419    $    723,071    $    319,822    $  2,031,774
                                             =============   ==============   =============   =============   =============
Weighted average yield:
    Less than $100,000....................           4.58%            4.59%           4.88%           4.72%           4.71%
    Greater than $100,000.................           4.92%            4.74%           5.19%           4.91%           4.99%
Total weighted average yield on CDs.......           4.69%            4.62%           4.97%           4.78%           4.79%


     The following table provides information with regards to the Bank's most recent quarterly experience in the levels of and pricing of CDs for the period indicated:

                                                                                              WEIGHTED AVERAGE RATE
                                                                                           --------------------------
                                              NET            NEW OR                            NET           NEW OR
                                          WITHDRAWALS        RENEWED        NET CHANGE      WITHDRAWALS      RENEWED
                                         -------------    -------------    ------------    -------------    ---------
                                                                      (DOLLARS IN THOUSANDS)
 CDs maturing in quarter ended:
     December 31, 1998.................  $    579,887     $    436,875     $  (143,012)       5.43%            4.30%
     March 31, 1999....................       695,261          532,999        (162,262)       5.15             4.18
     June 30, 1999.....................       584,454          452,263        (132,191)       5.08             4.33
     September 30, 1999................       577,716          561,375         (16,341)       4.90             4.79
     December 31, 1999.................       482,455          494,889          12,434        4.55             4.96

     The distribution of certificate accounts by date of maturity is an important indicator of the relative stability of a major source of funds. Longer term certificate accounts generally provide greater stability as a source of funds, but currently entail greater interest costs than passbook accounts. The following tables summarize certificate accounts by maturity, as a percentage of total deposits and weighted average rate at December 31, 1999:


                                                                                                      WEIGHTED
                                                                                   PERCENT OF TOTAL   AVERAGE
MATURES IN QUARTER ENDED:                                               AMOUNT          DEPOSITS         RATE
-------------------------                                           -------------  ----------------   ---------
                                                                                (DOLLARS IN THOUSANDS)
March 31, 2000..................................................... $    598,462         23.9%         4.69%
  June 30, 2000....................................................      390,419         15.6          4.62
  September 30, 2000...............................................      385,910         15.4          4.96
  December 31, 2000................................................      337,161         13.5          4.99
  March 31, 2001...................................................      105,794          4.2          4.42
  June 30, 2001....................................................       77,643          3.1          4.57
  September 30, 2001...............................................       19,420          0.8          5.66
  December 31, 2001 and after......................................      116,965          4.7          5.11
                                                                    -------------       ------

     Total CDs..................................................... $  2,031,774         81.2%         4.79
                                                                    =============       ======


     BORROWINGS

     The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated:


                                                                                   DECEMBER 31,
                                                                  ---------------------------------------------
                                                                      1999             1998             1997
                                                                  -------------   -------------   -------------
                                                                             (DOLLARS IN THOUSANDS)
FHLB advances:
   Fixed rate advances........................................... $     20,000    $    585,000    $    835,000
   Floating rate advances........................................           --              --         174,960
                                                                  -------------   -------------   -------------
    Total FHLB advances..........................................       20,000         585,000       1,009,960
Other borrowings:
   Senior Notes..................................................       51,478          51,478          51,478
                                                                  -------------   -------------   -------------

Total borrowings................................................. $     71,478    $    636,478    $  1,061,438
                                                                  =============   =============   =============

Weighted average interest rate on all borrowings.................        11.05%           6.20%           6.13%
Percent of total borrowings to total liabilities and
  stockholders' equity...........................................         2.66%          17.15%          25.46%

     The $20 million in FHLB advances outstanding at December 31, 1999, matured and was paid-off in February 2000.

     UNDRAWN SOURCES

     The Company maintains other sources of liquidity to draw upon, which at December 31, 1999 include (a) available credit faculties with the FHLB of $382.3 million, (b) $284.2 million in unpledged securities available to be placed in reverse repurchase agreements or sold, (c) available credit facilities at the Federal Reserve Bank of $100 million and the ability under Federal Regulations to borrow $125 million through the use of brokered CDs.

     CONTINGENT OR POTENTIAL USES OF FUNDS

     The Bank had $3.4 million of unfunded loans at December 31, 1999. Additionally, unused lines of credit related to credit card loans and other loans totaled $44.0 million and $39.8 million, respectively, at December 31, 1999.

     LIQUIDITY

     The regulatory required average daily balance of liquid assets is 4% of the liquidity base, which is based on a quarterly average. The Bank's quarterly average regulatory liquidity ratio was 12.83%, 18.40% and 22.75% at December 31, 1999, 1998 and 1997, respectively.

     HOLDING COMPANY LIQUIDITY

     At December, 1999 and 1998, Bank Plus had cash and cash equivalents of $0.6 million and $0.7 million, respectively. Bank Plus has no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity and Gateway in order to fund its cash needs, including its payment obligations on its $51.5 million principal amount of the Senior Notes issued in exchange for Fidelity's Preferred Stock. The quarterly 1999 senior note interest payments were funded by preferred stock dividends from Fidelity and cash on hand at Bank Plus.

     The liquidity for the interest payments in 2000 is expected to be provided by preferred stock dividends from the Bank and currently projected liquidity at the holding company. The Bank has an understanding with the OTS which permits the payment of dividends on the Bank's preferred stock so long as the Bank remains at least adequately capitalized for regulatory purposes. The understanding with the OTS does not constrain the OTS from restricting future dividend payments based on safety and soundness considerations or future examination findings, and no assurance can therefore be given that the OTS will permit future dividend payments by Fidelity to Bank Plus. The Bank has received no indication from the OTS that it will object to the continued payment of preferred dividends.

     COMMITMENTS AND CONTINGENCIES

     Fidelity enters into agreements to extend credit to customers on an ongoing basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Most commitments are expected to be drawn upon and, therefore, the total commitment amounts generally represent future cash requirements. At December 31, 1999, the Company had $3.4 million in commitments to fund loans. In addition, the Company has extended lines of credit in the form of credit cards and other totaling $304.8 million. At December 31, 1999, the unused and available portion of the credit lines extended included $44.0 million related to credit cards and $39.8 million related to overdraft reserve lines on checking accounts and other credit lines.

     As of December 31, 1999, the Company had certain mortgage loans with a gross principal balance of $73.5 million, of which $61.4 million had been put into the form of mortgage pass-through certificates, over various periods of time, leaving a balance of $12.1 million in loans retained by the Company. These mortgage pass-through certificates provide a credit enhancement to the investors in the form of the Company's subordination of its retained percentage interest to that of the investors. In this regard, the aggregate of $61.4 million are deemed Senior Mortgage Pass-Through Certificates and the $12.1 million in loans held by the Company are subordinated to the Senior Mortgage Pass-Through Certificates in the event of borrower default. Full recovery of the $12.1 million is subject to this contingent liability due to its subordination. In 1993, the Bank repurchased a portion of the mortgage pass-through certificates, and at December 31, 1999, the balance of the repurchased certificate was $21.6 million and was included in the MBS AFS portfolio and accounted for in accordance with SFAS No. 115. The other Senior Mortgage Pass-Through Certificates totaling $39.8 million at December 31, 1999 are owned by other investor institutions. The contingent liability for credit losses on these mortgage pass-through certificates was $0.5 million and $0.9 million at December 31, 1999 and 1998, respectively, and is included in other liabilities.

     The Company also effected the securitization by FNMA of multifamily mortgages wherein whole loans were swapped for Triple A rated MBS through FNMA's Alternative Credit Enhancement Structure ("ACES") program. These MBS were later sold and the current outstanding balance as of December 31, 1999 of $79.6 million is serviced by the Company, including commitments assumed as a result of the Hancock acquisition. As part of a credit enhancement to absorb losses relating to the ACES transaction, the Company has pledged and placed in a trust account, as of December 31, 1999, $17.4 million, comprised of $13.3 million in cash and $4.1 million in U.S. Agency securities. The Company shall absorb losses, if any, which may be incurred on the securitized multifamily loans to the extent of $13.9 million. FNMA is responsible for any losses in excess of $13.9 million. The corresponding contingent liability for credit losses was $1.3 million and $2.3 million at December 31, 1999 and 1998, respectively, and is included in other liabilities.


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

     The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of December 31, 1999. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods as adjusted for interest-rate swaps and other financial instruments as applicable, and based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                   AS OF DECEMBER 31, 1999
                                                                    MATURITY OR REPRICING
                                          ----------------------------------------------------------------------------
                                            WITHIN 3       4-12         1-5          6-10       OVER 10
                                             MONTHS       MONTHS       YEARS        YEARS        YEARS        TOTAL
                                          -----------  -----------  -----------  -----------  -----------  -----------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Cash and cash equivalents.............. $   15,138   $       --   $       --   $       --   $       --   $   15,138
  FHLB stock  (1) .......................     31,142           --           --           --           --       31,142
  MBS (1)................................     83,709          736           --           --      235,788      320,233
  Loans receivable:
    ARMs (2).............................  1,587,557      351,271       56,792        7,860        1,169    2,004,649
    Fixed rate loans.....................     27,688       72,728        3,376       10,847      108,819      223,458
                                          -----------  -----------  -----------  -----------  -----------  -----------
      Total gross loans receivable.......  1,615,245      423,999       60,168       18,707      109,988    2,228,107
                                          -----------  -----------  -----------  -----------  -----------  -----------

Total interest-earning assets............  1,745,234      424,735       60,168       18,707      345,776   $2,594,620
                                          -----------  -----------  -----------  -----------  -----------  ===========
Interest-bearing liabilities:
  Deposits:
    Checking and savings accounts (3)....    419,044           --           --           --           --   $  419,044
    Money market accounts (3)............     50,428           --           --           --           --       50,428
    Fixed maturity deposits:
      Retail customers...................    598,462    1,113,491      315,156        4,406          259    2,031,774
      Wholesale customers................         --           --           --           --           --           --
                                          -----------  -----------  -----------  -----------  -----------  -----------
        Total deposits...................  1,067,934    1,113,491      315,156        4,406          259    2,501,246
                                          -----------  -----------  -----------  -----------  -----------  -----------
  Borrowings:
    FHLB advances .......................     20,000           --           --           --           --       20,000
    Other................................         --           --           --       51,478           --       51,478
                                          -----------  -----------  -----------  -----------  -----------  -----------
      Total borrowings...................     20,000           --           --       51,478           --       71,478
                                          -----------  -----------  -----------  -----------  -----------  -----------

Total interest-bearing liabilities.......  1,087,934    1,113,491      315,156       55,884          259   $2,572,724
                                          -----------  -----------  -----------  -----------  -----------  ===========

Repricing Gap............................ $  657,300   $ (688,756)  $ (254,988)  $  (37,177)  $  345,517
                                          ===========  ===========  ===========  ===========  ===========

Gap to total assets......................      24.49%     (25.67)%      (9.50)%      (1.39)%       12.88%

Cumulative Gap to Total Assets...........      24.49%      (1.18)%     (10.68)%     (12.07)%        0.81%

----------------
(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) Adjustable rate mortgages ("ARMs") are primarily in the shorter categories as they are subject to interest rate adjustments.
(3) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.


     The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of ARM loans. ARM loans comprised 94% of the total mortgage loan portfolio at December 31, 1999. The percentage of monthly adjustable ARMs to total mortgage loans was 69% at December 31, 1999. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. At December 31, 1999, approximately 91% of Fidelity's total mortgage loan portfolio consisted of loans which mature or reprice within one year.

      Over 90% of the Bank's ARM loans are indexed to COFI and do not reprice until some time after the industry liabilities comprising COFI reprice. In the Company's case this lag is approximately four months. Historically, because the repricing of the Company's liabilities were generally consistent with the repricing of COFI, the repricing of the Company's loans occurred after the repricing of its liabilities. Thus, in a rising interest rate environment, the Company's net interest income would be adversely affected until the majority of its interest earning assets fully repriced. During 1999, as a result of the Bank's deposit repricing and conversion program and the reduction in the level of wholesale borrowings, the repricing of the Bank's liabilities have lagged the repricing of COFI. As a result, the Bank's net yield on interest earning assets increased in 1999 during a period of increasing interest rates. It is anticipated that the repricing of the Bank's liabilities will continue to lag the repricing of COFI primarily because the Bank has paid off all of its wholesale borrowings. This may be negatively impacted by the Bank's future need to utilize wholesale borrowings to fund the anticipated sale of deposits during 2000. Also, because of this lag in repricing of the Bank's liabilities to the repricing of COFI, the Bank's net interest income may not be as positively affected by falling interest rates as other financial institutions.

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

     The Company may employ interest rate swaps, caps and floors in the management of interest rate risk. An interest rate swap agreement is a financial transaction where two counterparties agree to exchange different streams of payments over time. An interest rate swap involves no exchange of principal either at inception or upon maturity; rather, it involves the periodic exchange of interest payments arising from an underlying notional principal amount. Interest rate caps and floors generally involve the payment of a one-time premium to a counterparty who, if interest rates rise or fall, above or below a predetermined level, will make payments to the Company at an agreed upon rate for the term of the agreement until such time as interest rates fall below or rise above the cap or floor level. By their nature all such instruments involve risk, and the maximum potential loss may exceed the value at which such instruments are carried. As is customary for these types of instruments, the Company usually does not require collateral or other security from other parties to these instruments. The Company manages its credit exposure to counterparties through credit approvals, credit limits and other monitoring procedures. The Company's Credit Policy Committee makes recommendations regarding counterparties and credit limits which are subject to approval by the Board of Directors. There were no derivative financial instruments outstanding at December 31, 1999 or 1998.

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

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV is equal to the estimated market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained one hundred to three hundred basis points increase or decrease in the market interest rates. NPV is calculated by the Company pursuant to the guidelines established by the OTS. The calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of December 31, 1999, with adjustments made to reflect the shift in the treasury yield curve as appropriate. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

     The following table presents the Company's projected change in NPV for the various rate shock levels at the dates indicated:


                                           DECEMBER 31, 1999                 DECEMBER 31, 1998
                                      ----------------------------   -----------------------------
                                          PERCENTAGE CHANGE IN              PERCENTAGE CHANGE IN
            CHANGE IN INTEREST RATES  NET INTEREST   NET PORTFOLIO    NET INTEREST   NET PORTFOLIO
                (IN BASIS POINTS)       INCOME (1)      VALUE (2)       INCOME (1)       VALUE (2)
            ------------------------  ------------   -------------   -------------   -------------
                      +300                   (2)%         (25)%              1%            --%
                      +200                   (1)          (16)               3              4
                      +100                   --            (7)               4              5
                    Base Case                --            --               --             --
                      -100                   (1)            5               (6)            (7)
                      -200                   (4)            6              (13)           (15)
                      -300                  (10)            6              (19)           (19)

----------------
(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2) The percentage change in this column represents the NPV of the Bank in a stable interest rate environment versus the NPV in the various rate scenarios.

     The following table shows the Company's financial instruments that are sensitive to change in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 1999. This data differs from that in the Gap table as it does not incorporate the repricing characteristics of assets and liabilities. Rather, it only reflects contractual maturities adjusted for anticipated prepayments. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments.

                                                                                                                        DECEMBER 31,
                                               EXPECTED MATURITY DATE AT DECEMBER 31, 1998 (1)                              1998
                         ----------------------------------------------------------------------------------------------- ----------
                                                                                                    TOTAL      FAIR         FAIR
                            2000        2001        2002         2003       2004     THEREAFTER    BALANCE    VALUE (2)   VALUE (2)
                         ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
                                                                  (DOLLARS IN THOUSANDS)
Interest-sensitive
 assets:
  Investment securities. $       --  $       --  $       --  $       --  $       --  $       --  $       --  $       --  $   29,896
  MBS AFS...............     83,652      37,979      30,663      25,073      20,960     121,906     320,233     320,233     465,010
    Average coupon rate.       6.21%       7.04%       7.60%       7.40%       7.49%       7.37%       7.06%
  Loans receivable......     71,953      69,123     178,225      74,325     109,888   1,665,867   2,169,381   2,109,540   2,707,333
    Average interest
     rate...............       6.46%       9.22%       9.47%       6.79%       7.27%       7.23%       7.44%
  Mortgage servicing
   assets...............         --          --          --          --          --       1,186       1,186       5,733       5,368
                         ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Total interest-
 sensitive assets....... $  155,605  $  107,102  $  208,888  $   99,398  $  130,848  $1,788,959  $2,490,800  $2,435,506  $3,207,607
                         =========== =========== =========== =========== =========== =========== =========== =========== ===========
Interest-sensitive
liabilities:
  Deposits:
    Transaction
     accounts........... $  326,846  $   28,691  $   28,691  $   28,691  $   28,691  $   28,004  $  469,614  $  469,614  $  493,579
      Average interest
       rate.............       1.78%       1.31%       1.39%       1.48%       1.49%       1.46%       1.67%
    CDs.................  1,710,341     223,083      89,623       4,232       4,005         347   2,031,631   2,024,030   2,445,581
      Average interest
       rate.............       4.79%       4.57%       5.17%       5.54%       5.34%       5.38%       4.79%
  Borrowings............     20,000          --          --          --          --      51,478      71,478      78,467     663,520
    Average interest
     rate...............       8.61%         --%         --%         --%       5.60%      12.00%      11.05%
                         ----------- ----------- ----------- ----------- ----------- ----------- ----------- ----------- -----------
Total interest-sensitive
  liabilities........... $2,057,187  $  251,774  $  118,314  $   32,923  $   32,696  $   79,829  $2,572,723  $2,572,111  $3,602,680
                         =========== =========== =========== =========== =========== =========== =========== =========== ===========

----------------
(1) The Company uses certain assumptions to estimate expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on the Company's historical experience.
(2) The estimated fair values were computed as follows: a) investment and MBS securities were based on quoted market prices, and b) loans, mortgage servicing rights and all interest sensitive liabilities were based on an option adjusted cash flow valuation ("OACFV"), which includes forward interest rate simulations. There exists a high level of uncertainty related to the future performance of the credit card portfolio because of the high levels of delinquencies and charge-offs. As a result, the fair values included above may not be indicative of the value derived upon a sale of all or part of the credit card portfolios.

YEAR 2000

     The Company utilizes computer software programs, systems and devices with embedded microchips ("Systems") throughout the organization in order to support its on-going operations. Corrective action was required for these Systems to correctly interpret and process dates into 2000. The Company implemented and completed a plan of corrective action including upgrading and testing all Systems for Year 2000 compliance. As of the issuing of this report no significant issues have resulted related to the Systems ability to correctly interpret and process dates in 2000. The principle tasks remaining are to perform tests of quarter-end processing and monitoring ongoing operations for problems that may occur in the months ahead.

     The total expense for Year 2000 project activities was $6.3 million. A significant portion of this cost was for staffing of technology and support personnel to implement the required modifications and upgrades. Additional personnel were also required to perform the system testing, produce testing documentation, and prepare contingency plans required by the Federal Financial Insurance Examinations Council (the "FFIEC"). The Company had incurred Year 2000 related expenses of $2.5 million and $3.8 million in 1999 and 1998, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137. "Accounting for Derivative Instruments and Hedging Activities -- Deferred at the Effective Date of FASB Statement No. 133", effective for financial statements for periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement allows derivatives to be designated as hedges only if certain criteria are met, with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income. At this time, the Company has not determined whether the adoption of SFAS No. 133 will have a material impact on its operations and financial position.

     On March 31, 1999, the FASB issued an Exposure Draft, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK Compensation, which is expected to result in a FASB Interpretation of certain practice issues related to the application of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The FASB plans to issue a final Interpretation in the first quarter of 2000. Among other things the Exposure Draft addressed the accounting for changes to the exercise price or the number of shares to be issued under a stock option grant that originally qualified as a fixed award. The FASB concluded if the terms of a stock option, which was originally accounted for as a fixed award, are modified during the option term to change the exercise price or the number of shares to be issued, that option shall be accounted for as a variable award, thereby, requiring the measurement of compensation cost from the date of modification to the date of exercise. With the exceptions identified below, the final Interpretation is expected to be effective on and after July 1, 2000, and the effects of applying the Interpretation shall be recognized on a prospective basis. With respect to the guidance regarding direct and indirect repricings and new grants or awards for purposes of determining whether the grantee meets the definition of an employee under Opinion No. 25 the effective date will be December 15, 1998, however the effects of application can only be recognized after June 30, 2000. Because the Company has in the past modified the exercise price on certain options there maybe a negative effect on future operations depending on the future movement of the Company's stock price.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMTARY DATA

     See Index to Financial Statements on Page F-1.


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by this reference is the information set forth in the section entitled "DIRECTORS AND EXECUTIVE OFFICERS" contained in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by this reference is the information set forth in the section entitled "EXECUTIVE COMPENSATION" contained in the 2000 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by this reference is the information set forth in the section entitled "BENEFICIAL OWNERSHIP OF COMMON STOCK" contained in the 2000 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by this reference is the information set forth in the section entitled "RELATED PARTY TRANSACTIONS" contained in the 2000 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   EXHIBITS

    EXHIBIT
      NO.                            DESCRIPTION
    -------    -----------------------------------------------------------------
     3.1       Certificate of Incorporation of Bank Plus Corporation
               (Incorporated by reference to Exhibit 3.1 to the Form 8-B).*
     3.2       Amended and Restated Bylaws of Bank Plus Corporation
               (incorporated by reference to Exhibit 5 to the current report on Form 8-K filed with the SEC on March 30, 1999).*
     3.3       Certificate of Designations of Series C Junior Participating
               Cumulative Preferred Stock (Par Value $.01 per share) of Bank
               Plus Corporation (incorporated by reference to Exhibit 3.3 to the annual report on Form 10-K for the year ended December 31,
               1998).*
     4.1       Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form 8-B).*
     4.2       Indenture dated as of July 18, 1997, between Bank Plus
               Corporation and The Bank of New York, as trustee relating to the 12% Senior Notes due July 18, 2007, of Bank Plus Corporation
               (incorporated by reference to Exhibit 4.4 of the Registration
               Statement on Form S-8 of Bank Plus filed on September 4, 1997).*
     4.3       Form of Amended and Restated Rights Agreement, dated as of March
               26, 1999, between Bank Plus and American Stock Transfer & Trust
               Company, as Rights Agent (incorporated by reference to Exhibit 4 to the current report on Form 8-K filed with the SEC on March 30,
               1999).*
     10.1      Limited Liability Company Agreement of American General Gateway
               Services, L.L.C. dated as of January 1, 1999 between VALIC and
               Gateway (incorporated by reference to Exhibit 10.45 to the annual report on Form 10-k for the year ended December 31, 1998).*
     10.2      Form of 1999 Nonemployee Director Stock Option Agreement between the Company and certain nonemployee directors.
     10.3      Stock Option Agreement between the Company and James E. Stutz dated July 28, 1999.
     10.4      Service Agreement dated as of October 14, 1999 between Fidelity and First Data Resources Inc.
     10.5      Agreement for Information Technology Services dated as of
               December 3, 1999 between Fidelity and Electronic Data Systems
               Corporation and Electronic Data Systems Corporation Information
               Services L.L.C.
     10.6      Agreement to Purchase Assets and Assume Liabilities dated as of
               February 7, 2000 by and between Fidelity and First Federal Bank of California.
     10.7      Mortgage Loan Purchase Agreement dated as of February 7, 2000 by and between Fidelity and First Federal Bank of California.
     10.8      Agreement to Purchase Assets and Assume Liabilities dated as of
               February 3, 2000 by and between Fidelity and Jackson Federal
               Bank.
     11.       Statement re Computation of Per Share Earnings.
     12.       Computation of Ratio of Earnings (Loss) to Combined Fixed Charges
               and Preferred Stock Dividends.
     21.1      List of Subsidiaries.
     27.       Financial Data Schedule.

----------------
     * Indicates previously filed documents.

   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     See Index to Financial Statements on page F-1. Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes, thereto.

   REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                       BANK PLUS CORPORATION



                                                    By:  /s/ GORDON V. SMITH
                                                        ------------------------
                                                           GORDON V. SMITH
                                                         CHAIRMAN OF THE BOARD

Date:    March 27, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                CAPACITY                                   DATE
                ---------                                --------                                   ----
           /s/ GORDON V. SMITH            Chairman of the Board of Directors                    March 27, 2000
------------------------------------
             GORDON V. SMITH

            /s/ MARK K. MASON             President and Chief Executive Officer; Vice           March 27, 2000
------------------------------------      Chairman of the Board
              MARK K. MASON               (Principal Executive Officer)

         /s/ NORMAN BARKER, JR.           Director                                              March 27, 2000
------------------------------------
           NORMAN BARKER, JR.

          /s/ Irving R. Beimler           Director                                              March 27, 2000
------------------------------------
            IRVING R. BEIMLER

          /s/ WALDO H. BURNSIDE           Director                                              March 27, 2000
------------------------------------
         WALDO H. BURNSIDE

          /s/ VICTOR H. INDIEK            Director                                              March 27, 2000
------------------------------------
            VICTOR H. INDIEK

            /s/ LILLY V. LEE              Director                                              March 27, 2000
------------------------------------
              LILLY V. LEE

         /s/ ROBERT W. MEDEARIS           Director                                              March 27, 2000
------------------------------------
           ROBERT W. MEDEARIS

           /s/ JOHN M. MICHEL             Executive Vice President, Chief Financial Officer     March 27, 2000
------------------------------------      (Principal Financial and Accounting Officer)
             JOHN M. MICHEL

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT..............................................  F-2
CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Statements of Financial Condition........................  F-3
    Consolidated Statements of Operations.................................  F-4
    Consolidated Statements of Comprehensive Income.......................  F-5
    Consolidated Statements of Stockholders' Equity.......................  F-6
    Consolidated Statements of Cash Flows.................................  F-7
    Notes to Consolidated Financial Statements............................  F-9

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Bank Plus Corporation
Los Angeles, California

     We have audited the accompanying consolidated statements of financial condition of Bank Plus Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bank Plus Corporation and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP


Los Angeles, California
February 11, 2000, except for Note 21,
as to which the date is March 24, 2000

                               BANK PLUS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             DECEMBER 31,
                                                                                    -----------------------------
                                                                                          1999          1998
                                                                                    -------------- --------------
ASSETS:
   Cash and cash equivalents....................................................... $      89,541  $     380,507
   Investment securities available for sale ("AFS"), at fair value.................            --         28,797
   Investment securities held to maturity, at amortized cost.......................            --          1,084
   Mortgage-backed securities ("MBS") available for sale, at fair value............       320,233        465,010
   Loans receivable, net of allowances for estimated loan losses
     of $60,278 and $106,171 at December 31, 1999 and 1998, respectively...........     2,169,381      2,665,576
   Investment in Federal Home Loan Bank ("FHLB") stock.............................        31,142         65,358
   Premises and equipment..........................................................        33,441         39,042
   Other assets....................................................................        39,714         66,685
                                                                                    -------------- --------------

Total Assets....................................................................... $   2,683,452  $   3,712,059
                                                                                    ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Deposits...................................................................... $   2,501,246  $   2,922,531
     FHLB advances.................................................................        20,000        585,000
     Senior Notes..................................................................        51,478         51,478
     Other liabilities.............................................................        14,280         25,390
                                                                                    -------------- --------------
        Total Liabilities..........................................................     2,587,004      3,584,399
                                                                                    -------------- --------------

   Commitments and contingencies

   Minority interest...............................................................           272            272

   Stockholders' equity:
     Common stock:
        Common stock, par value $.01 per share; 78,500,000 shares authorized;
          19,463,343 and 19,434,043 shares outstanding
          at December 31, 1999 and December 31, 1998, respectively.................           195            194
     Paid-in capital...............................................................       275,285        275,131
     Accumulated other comprehensive loss..........................................        (9,272)        (2,795)
     Accumulated deficit...........................................................      (170,032)      (145,142)
                                                                                    -------------- --------------
        Total Stockholders' Equity.................................................        96,176        127,388
                                                                                    -------------- --------------

Total Liabilities and Stockholders' Equity......................................... $   2,683,452  $   3,712,059
                                                                                    ============== ==============

                          See notes to consolidated financial statements.

                                    BANK PLUS CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                            YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                      1999             1998             1997
                                                                 --------------  --------------  --------------
INTEREST INCOME:
   Loans........................................................ $     212,455   $     225,029   $     205,275
   MBS..........................................................        22,669          43,305          29,435
   Investment securities and other..............................        15,567          32,013          20,297
                                                                 --------------  --------------  --------------
     Total interest income......................................       250,691         300,347         255,007
                                                                 --------------  --------------  --------------
INTEREST EXPENSE:
   Deposits.....................................................       113,155         145,020         126,717
   FHLB advances................................................        24,525          57,992          40,807
   Other borrowings.............................................         6,293           6,192           6,485
                                                                 --------------  --------------  --------------
     Total interest expense.....................................       143,973         209,204         174,009
                                                                 --------------  --------------  --------------
Net interest income.............................................       106,718          91,143          80,998
Provision for estimated loan losses.............................        78,800          73,032          13,004
                                                                 --------------  --------------  --------------
Net interest income after provision for estimated loan losses...        27,918          18,111          67,994
                                                                 --------------  --------------  --------------
NONINTEREST INCOME (EXPENSE):
   Loan fee income..............................................         3,380           3,255           2,076
   Credit card fees.............................................        29,693          21,414              45
   Fee income from the sale of uninsured investment products....         6,195           7,019           5,959
   Fee income from deposits and other fee income................         3,876           3,331           3,365
   Losses on securities and trading activities..................            --            (860)         (2,168)
   Gain on sale of branches, net................................         5,914              --              --
   Fee income from ATM cash services............................         1,314           3,375           1,049
   Other (expense) income.......................................          (293)           (481)             37
   Real estate operations, net..................................          (719)         (2,635)         (6,473)
                                                                 --------------  --------------  --------------
     Total noninterest income...................................        49,360          34,418           3,890
                                                                 --------------  --------------  --------------
OPERATING EXPENSE:
   Personnel and benefits.......................................        44,098          46,040          29,564
   Occupancy....................................................        15,555          14,591          11,647
   Federal Deposit Insurance Corporation ("FDIC") insurance.....         7,286           2,637           2,563
   Professional services........................................        14,207          16,901          11,054
   Credit card data processing..................................        11,143          10,848              --
   Office-related expenses......................................         5,856           6,759           3,819
   Other........................................................         3,995           7,183           4,449
                                                                 --------------  --------------  --------------
     Total operating expense....................................       102,140         104,959          63,096
                                                                 --------------  --------------  --------------
(Loss) earnings before income taxes and minority
   interest in subsidiary.......................................       (24,862)        (52,430)          8,788
Income tax expense (benefit)....................................            --           3,870          (8,100)
                                                                 --------------  --------------  --------------
(Loss) earnings before minority interest in subsidiary..........       (24,862)        (56,300)         16,888
Minority interest in subsidiary.................................            28              28           4,235
                                                                 --------------  --------------  --------------

(Loss) earnings available for common stockholders............... $     (24,890)  $     (56,328)  $      12,653
                                                                 ==============  ==============  ==============

(LOSS) EARNINGS PER SHARE:
   Basic........................................................ $       (1.28)  $       (2.90)  $        0.67
                                                                 ==============  ==============  ==============
   Diluted...................................................... $       (1.28)  $       (2.90)  $        0.66
                                                                 ==============  ==============  ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic........................................................    19,460,941      19,395,337      18,794,887
                                                                 ==============  ==============  ==============
   Diluted......................................................    19,460,941      19,395,337      19,143,233
                                                                 ==============  ==============  ==============

                                See notes to consolidated financial statements.

                                         BANK PLUS CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (DOLLARS IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                      1999             1998             1997
                                                                 --------------  --------------  --------------
   (Loss) earnings available for common stockholders............ $     (24,890)  $     (56,328)  $      12,653
                                                                 --------------  --------------  --------------
   Other comprehensive (loss) earnings:
      Investment and MBS AFS:
        Unrealized holding losses arising during
          the period, net.......................................        (6,477)         (2,565)         (1,807)
        Reclassification adjustment for (gains) losses
          included in earnings/loss, net........................            --          (1,461)          2,355
                                                                 --------------  --------------  --------------
            Total...............................................        (6,477)         (4,026)            548
                                                                 --------------  --------------  --------------
      Derivative financial instruments:
        Unrealized holding gains (losses) arising during
          the period, net.......................................            --           1,376          (6,068)
        Reclassification adjustment for losses
          included in earnings/loss, net........................            --           4,322              10
                                                                 --------------  --------------  --------------
            Total...............................................            --           5,698          (6,058)
                                                                 --------------  --------------  --------------
      Other comprehensive (loss) earnings.......................        (6,477)          1,672          (5,510)
                                                                 --------------  --------------  --------------

   Comprehensive (loss) earnings................................ $     (31,367)  $     (54,656)  $       7,143
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

                                                   BANK PLUS CORPORATION AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (DOLLARS IN THOUSANDS)

                                                                                          ACCUMULATED
                                                       COMMON STOCK                          OTHER                         TOTAL
                                                ------------------------    PAID-IN      COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                                    SHARES      AMOUNT      CAPITAL       GAIN/(LOSS)      DEFICIT        EQUITY
                                                -------------  ---------  -------------  -------------  -------------  -------------
Balance, January 1, 1997......................    18,245,265   $    182   $    261,902   $      1,043   $   (101,470)  $    161,657
Accumulated other comprehensive loss..........            --         --             --         (5,510)            --         (5,510)
Minority interest in subsidiary...............            --         --             --             --              3              3
Acquisition of Hancock Savings Bank, FSB
   ("Hancock")................................     1,058,575         11         12,001             --             --         12,012
Exercise of stock options.....................        63,375          1            529             --             --            530
Net earnings for 1997.........................            --         --             --             --         12,653         12,653
                                                -------------  ---------  -------------  -------------  -------------  -------------
Balance, December 31, 1997....................    19,367,215        194        274,432         (4,467)       (88,814)       181,345
Accumulated other comprehensive
   earnings...................................            --         --             --          1,672             --          1,672
Exercise of stock options and other stock
   activity...................................        66,828         --            699             --             --            699
Net loss for 1998.............................            --         --             --             --        (56,328)       (56,328)
                                                -------------  ---------  -------------  -------------  -------------  -------------
Balance, December 31, 1998....................    19,434,043        194        275,131         (2,795)      (145,142)       127,388
Accumulated other comprehensive loss..........            --         --             --         (6,477)            --         (6,477)
Exercise of stock options and other stock
   activity...................................        29,300          1            154             --             --            155
Net loss for 1999.............................            --         --             --             --        (24,890)       (24,890)
                                                -------------  ---------  -------------  -------------  -------------  -------------

Balance, December 31, 1999....................    19,463,343   $    195   $    275,285   $     (9,272)  $   (170,032)  $     96,176
                                                =============  =========  =============  =============  =============  =============

                                               See notes to consolidated financial statements.

                                    BANK PLUS CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (DOLLARS IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                            1999             1998             1997
                                                                        --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings................................................. $     (24,890)  $     (56,328)  $      12,653
   Adjustments to reconcile net (loss) earnings to net
     cash provided by (used in) operating activities:
        Provisions for estimated loan and real estate losses...........        78,985          73,283          14,064
        Net losses on sale of loans and securities.....................           552              10           2,131
        FHLB stock dividends...........................................        (2,216)         (3,699)         (3,473)
        Depreciation and amortization..................................         8,052           7,373           4,764
        Accretion of premiums, net deferred loan fees and credit card
          fees and amortization of discounts...........................       (16,784)         (6,382)            263
        Deferred income tax (benefit) expense..........................           (56)          3,117          (8,353)
        Issuance of stock and stock options............................            --             460              --
   Purchases of MBS held for trading...................................            --         (48,978)        (60,717)
   Principal repayments of MBS held for trading........................            --           2,829           2,405
   Proceeds from sales of MBS held for trading.........................            --          86,481          31,915
   Proceeds from redemption (purchases) of FHLB stock..................        36,992          (1,250)         (3,506)
   Interest receivable decrease (increase).............................         4,353           5,364          (2,795)
   Other assets decrease...............................................        14,223           6,335          31,317
   Interest payable (decrease) increase................................        (6,074)         (4,383)            989
   Other liabilities (decrease) increase...............................        (4,134)          1,852          (5,681)
                                                                        --------------  --------------  --------------
     Net cash provided by operating activities.........................        89,003          66,084          15,976
                                                                        --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Hancock acquisition.................................................            --              --          52,908
   Coast Federal Bank, FSB ("Coast") deposit acquisition...............            --              --          47,489
   Purchases of investment securities AFS..............................            --         (28,600)             --
   Maturities of investment securities AFS.............................        28,831          10,000          15,000
   Proceeds from sales of investment securities AFS ...................            --          90,805          42,850
   Maturities of investment securities held to maturity................         1,143           2,280           2,286
   Purchases of MBS AFS................................................      (135,478)       (159,835)       (945,191)
   Principal repayments of MBS AFS.....................................       270,070         374,316          62,798
   Proceeds from sales of MBS AFS......................................            --         167,343         234,747
   Principal repayments of MBS held to maturity........................            --              --           3,037
   Purchase of derivative securities...................................            --          (5,322)         (3,541)
   Loans receivable, net decrease (increase)...........................       423,979          74,318         (52,292)
   Proceeds from sale of real estate...................................        18,293          28,956          59,542
   Purchases of premises and equipment.................................          (535)        (11,792)         (3,768)
                                                                        --------------  --------------  --------------
     Net cash provided by (used in) investing activities...............       606,303         542,469        (484,135)
                                                                        --------------  --------------  --------------
                                                                                         (CONTINUED ON FOLLOWING PAGE)

                                         BANK PLUS CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                                 (DOLLARS IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                            1999             1998             1997
                                                                        --------------  --------------  --------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Demand deposits and passbook savings, net (decrease) increase.... $     (24,107)  $      34,156   $      (3,179)
      Certificate accounts, net (decrease) increase....................      (397,178)         (3,426)        146,518
      Proceeds from FHLB advances......................................        55,000         705,000       1,320,941
      Repayments of FHLB advances......................................      (620,000)     (1,129,960)       (760,832)
      Short-term borrowing decrease....................................            --              --         (40,000)
      Repayments of long-term borrowings...............................            --              --        (100,000)
      Proceeds from exercise of stock options..........................            13             239             530
                                                                        --------------  --------------  --------------
        Net cash (used in) provided by financing activities............      (986,272)       (393,991)        563,978
                                                                        --------------  --------------  --------------
   Net (decrease) increase in cash and cash equivalents................      (290,966)        214,562          95,819
   Cash and cash equivalents at beginning of period....................       380,507         165,945          70,126
                                                                        --------------  --------------  --------------

   Cash and cash equivalents at end of the period...................... $      89,541   $     380,507   $     165,945
                                                                        ==============  ==============  ==============

   SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid on deposits, advances and other borrowings......... $     148,548   $     212,222   $     171,811
      Income tax (refunds) payments....................................        (1,768)            755            (493)
   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Real estate acquired through foreclosure.........................        14,620          25,500          53,214
      Loans originated to finance sale of real estate owned ("REO")....         2,116             189           8,378
      Transfers of MBS from held to maturity portfolio to AFS
        portfolio......................................................            --              --          26,998
      Exchange of Preferred Stock for Senior Notes.....................            --              --          51,478
      Stock awards and restricted stock issued.........................           142              --              --

   DETAILS OF HANCOCK ACQUISITION:
      Fair value of assets and core deposit intangibles................            --              --         212,693
      Goodwill.........................................................            --              --           6,589
      Liabilities assumed..............................................            --              --         207,270
      Common stock issued..............................................            --              --          12,012
      Cash acquired....................................................            --              --          52,908

                                     See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Bank Plus Corporation ("Bank Plus") and subsidiaries. Bank Plus is the holding company for Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries (the "Bank" or "Fidelity") and Gateway Investment Services, Inc. ("Gateway") a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer (collectively, the "Company"). The Company offers a broad range of consumer financial services, including demand and term deposits, uninsured investment products, including mutual funds and annuities and loans. Fidelity operates through 36 full-service branches, 35 of which are located in Southern California, principally in Los Angeles and Orange counties, and one of which is located in Bloomington, Minnesota which is subject to a contract of sale. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1999 presentation.

     On July 18, 1997, the Company completed an exchange offer (the "Exchange Offer") of the Company's 12% Senior Notes due July 18, 2007 ("Senior Notes") for the outstanding shares of 12% Noncumulative Exchangeable Perpetual Preferred Stock, Series A (the "Preferred Stock") issued by Fidelity in 1995. The Company accepted 2,059,120 shares of Preferred Stock in exchange for approximately $51.5 million principal amount of Senior Notes. Holders of approximately 11,000 shares of the Preferred Stock elected not to participate in the Exchange Offer and these shares are reflected as minority interest on the statement of financial condition.

   CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and whole loan investment repurchase agreements. Generally, federal funds are sold for one-day periods. There were no federal funds outstanding at December 31, 1999 and $220.0 million outstanding at December 31, 1998. There were no whole loan investment repurchase agreements at December 31, 1999 and 1998. At December 31, 1999, noninterest-earning cash reserves, maintained by Fidelity to meet requirements of the Federal Reserve System, totaled $8.4 million.

   INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

     The Company's securities principally consist of mortgage-backed securities ("MBS"). The Company classifies its securities as held to maturity, trading and available for sale ("AFS"). Held to maturity securities are carried at amortized cost, while trading and AFS securities are carried at fair value. Unrealized gains or losses on trading securities are reflected currently in earnings. Unrealized gains and losses on AFS securities are reflected as accumulated other comprehensive earnings (loss) in stockholder's equity. Interest income is recognized using the level yield method and gains or losses on sales are recorded on a specific identification basis.

   MORTGAGE LOANS

     Loans are considered impaired when it is deemed probable that all principal and interest amounts due according to the contracted terms of the loan agreement will not be collected. The Company may measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


reference to an observable market price, or by determining the fair value of the collateral for a collateral dependent asset. When a determination is made that foreclosure is probable, the Company will measure impairment based on the fair value of the collateral.

     Interest on loans, including impaired loans, is credited to income as earned and is accrued only if deemed collectible. Unpaid interest is reversed when a loan becomes 90 days contractually delinquent or if management determines it is warranted prior to becoming 90 days delinquent. While a loan is on nonaccrual status, interest is recognized only as cash is received. Loan origination fees, certain direct costs of originating loans and discounts and premiums on purchased loans are deferred, classified with loans receivable on the statement of financial condition, and are credited or charged to interest income over the contractual or estimated life of the related loans using the interest method. When a loan is sold the remaining unamortized origination fees, origination costs, discounts or premiums are recognized as an adjustment to the related gain or loss on sale. Other loan fees and charges, including prepayment fees, late fees and other miscellaneous servicing fees, are recognized in income when charged.

   CREDIT CARD LOANS

     Interest on credit card loans is recognized when charged to the customer. The Company charges annual fees related to the renewal of its credit card products and, prior to 1999, charged application fees related to the issuance of certain credit card products. Credit card application fees, annual fees and direct origination costs are deferred and amortized into income over twelve months. Other fees, including late fees, cash advance fees and interchange fees, are recognized as income when charged to the borrower or received from a merchant.

   ALLOWANCES FOR ESTIMATED LOAN LOSSES

     The allowances for estimated loan losses represents the Company's estimate of identified and unidentified credit losses in the Company's loan portfolios. These estimates, while based upon historical loss experience and other relevant data, are ultimately subjective and inherently uncertain. The Company establishes specific valuation allowances ("SVAs") for estimated losses on loans where a loss has been identified and an allowance for loan and lease losses ("ALLL") for the inherent risk in the loan portfolios which has yet to be specifically identified. With the exception of credit card loans, SVAs are allocated from the ALLL when, in the Company's judgment, a loan is impaired and the loss is probable and estimable. When these estimated losses are determined to be permanent, such as when a mortgage loan is foreclosed and the related property is transferred to REO, the estimated loss is charged-off. Credit card loans are charged off to the ALLL upon reaching 180 days delinquency or earlier in certain circumstances. Amounts charged-off include uncollected principal, finance charges, late fees and other fees.

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

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   LOAN SERVICING

     Fidelity services mortgage loans in its own portfolio and mortgage loans owned by investors. Fees earned for servicing loans owned by investors are reported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred. The mortgage servicing rights are amortized in proportion to and over the period of estimated net future servicing fee income. The Company periodically evaluates capitalized mortgage servicing rights for impairment, which represents the excess of unamortized cost over fair value. Impairment, if identified, is recognized in a valuation allowance in the period of impairment. At December 31, 1999, mortgage servicing rights were $1.2 million and no valuation allowance was required.

   REAL ESTATE OWNED

     REO is acquired when property collateralizing a loan is foreclosed upon or otherwise acquired by the Company in satisfaction of the loan. REO is recorded at the lower of fair value or the recorded investment in the loan satisfied at the date of foreclosure. Fair value is based on the net amount that the Company could reasonably expect to receive for the asset in a current sale between a willing buyer and a willing seller, that is, other than in a forced or liquidation sale. Inherent in the computation of estimated fair value are assumptions about the length of time the Company may have to hold the property before disposition. The holding costs through the expected date of sale and estimated disposition costs are contemplated in the determination of the fair value. Adjustments to the carrying value of the assets are made through SVAs and charge-offs.

   DEPRECIATION AND AMORTIZATION

     Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lives of the respective leases or the useful lives of the improvements.

   INTANGIBLE ASSETS

     The excess of cost over the fair value of net assets acquired in connection with the acquisition of Hancock in 1997, which is included in other assets in the consolidated statements of financial condition, is being amortized to operations over fifteen years. The cost of core deposits purchased is being amortized to interest expense over the average life of the deposits acquired, generally five to ten years. At December 31, 1999, goodwill totaled $5.6 million and had a remaining life of 13 years and the cost of core deposits purchased totaled $6.5 million and had a remaining life of 5 years.

   INCOME TAXES

     Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company employed various derivative financial instruments to hedge valuation fluctuations in its trading and AFS securities portfolios in 1998 and 1997. Financial instruments entered into for trading purposes are carried at fair value, with realized and unrealized changes in fair values recognized in

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


earnings in the period in which the changes occur. Financial instruments used to hedge the fluctuations in fair values of AFS securities are carried at fair value, with realized and unrealized changes in fair value reflected as accumulated other comprehensive earnings (loss) in stockholders' equity. Realized gains and losses on termination of such hedge instruments are amortized into interest income or expense over the expected remaining life of the hedged asset. Management monitors the correlation of the changes in fair values between the hedge instruments and the securities being hedged to ensure the hedge remains highly effective. If the criteria for hedge accounting is not met, the fair value adjustments of the derivative instruments are reported in current earnings. As of December 31, 1999 and 1998, the Company had no derivative financial instruments outstanding.

   USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137. "Accounting for Derivative instruments and Hedging Activities -- Deferred at the Effective Date of SFAS Statement No. 133", effective for financial statements for periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement allows derivatives to be designated as hedges only if certain criteria are met, with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income. At this time, the Company has not determined whether the adoption of SFAS No.
133 will have a material impact on its operations and financial position.

     On March 31, 1999, the FASB issued an Exposure Draft, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, which is expected to result in a FASB Interpretation of certain practices issues related to the application of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The FASB plans to issue a final Interpretation in the first quarter of 2000. Among other things the Exposure Draft addressed the accounting for changes to the exercise price or the number of shares to be issued under a stock option grant that originally qualified as a fixed award. The FASB concluded if the terms of a stock option, which was originally accounted for as a fixed award, are modified during the option term to change the exercise price or the number of shares to be issued, that option shall be accounted for as a variable award, thereby, requiring the measurement of compensation cost from the date of modification to the date of exercise. With the exceptions identified below, the final Interpretation is expected to be effective on and after July 1, 2000, and the effects of applying the Interpretation shall be recognized on a prospective basis. With respect to the guidance regarding direct and indirect repricings and new grants or awards for purposes of determining whether the grantee meets the definition of an employee under Opinion No. 25 the effective date will be December 15, 1998, however the effects of application can only be recognized after June 30, 2000. Because the Company has in the past modified the exercise price on certain options there maybe a negative affect on future operations depending on the future movement of the Company's stock price.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE 3--INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

     The following table summarizes the debt securities AFS portfolio as of the dates indicated:


                                                                                        UNREALIZED
                                                        AMORTIZED     ----------------------------------------------     AGGREGATE
                                                          COST            GAINS           LOSSES            NET         FAIR VALUE
                                                      --------------  --------------  --------------  --------------  --------------
                                                                          (DOLLARS IN THOUSANDS)
DECEMBER 31, 1999:
MBS:
   Federal Home Loan Mortgage Corporation
     ("FHLMC").....................................   $       2,334   $          --   $         (46)  $         (46)  $       2,288
   Federal National Mortgage Association
     ("FNMA")......................................         135,621              --          (5,854)         (5,854)        129,767
   Government National Mortgage Association
     ("GNMA")......................................          62,992              --          (1,946)         (1,946)         61,046
   Participation certificates......................          21,508              --              --              --          21,508
   Collateralized mortgage obligations ("CMO").....          45,413              --          (1,306)         (1,306)         44,107
   Asset backed security...........................          22,056              --             (95)            (95)         21,961
   Mortgage-backed note............................          39,581              --             (25)            (25)         39,556
                                                      --------------  --------------  --------------  --------------  --------------

Total securities AFS...............................   $     329,505   $          --   $      (9,272)  $      (9,272)  $     320,233
                                                      ==============  ==============  ==============  ==============  ==============

DECEMBER 31, 1998:
Investment securities:
   Commercial paper................................   $      28,797   $          --   $          --   $          --   $      28,797
                                                      --------------  --------------  --------------  --------------  --------------
MBS:
   FHLMC                                                      3,843              --             (52)            (52)          3,791
   FNMA............................................         170,506             232            (752)           (520)        169,986
   GNMA............................................          86,422             218             (84)            134          86,556
   Participation certificates......................          23,055              --              --              --          23,055
   CMO                                                       90,683             119          (2,130)         (2,011)         88,672
   Financing note trust............................          48,084              --            (332)           (332)         47,752
   Mortgage-backed note............................          45,212              --             (14)            (14)         45,198
                                                      --------------  --------------  --------------  --------------  --------------
     Total MBS.....................................         467,805             569          (3,364)         (2,795)        465,010
                                                      --------------  --------------  --------------  --------------  --------------

Total securities AFS...............................   $     496,602   $         569   $      (3,364)  $      (2,795)  $     493,807
                                                      ==============  ==============  ==============  ==============  ==============

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     There were no securities held to maturity as of December 31, 1999. At December 31, 1998 the Company's held to maturity portfolio consists of U. S. Treasury securities which have been pledged as credit support to a securitization of loans. The following table summarizes the debt securities held to maturity portfolios:

                                                         AMORTIZED       UNREALIZED      AGGREGATE
                                                           COST            GAINS        FAIR VALUE
                                                      --------------  --------------  --------------
                                                                   (DOLLARS IN THOUSANDS)
      DECEMBER 31, 1998:
         Investment securities...................     $       1,084   $          15   $       1,099
                                                      ==============  ==============  ==============


     The following table summarizes the weighted average yield of debt securities as of the dates indicated:

                                                                               DECEMBER 31,
                                                                      ------------------------------
                                                                          1999             1998
                                                                      --------------  --------------
Investment securities:
   AFS.............................................................              --%           5.55%
   Held to maturity................................................              --            6.19
MBS:
   AFS.............................................................            7.07            6.79


     The following table presents the AFS portfolio at December 31, 1999 by contractual maturity. Actual maturities on MBS may differ from contractual maturities due to prepayments.

                                                         AMORTIZED       UNREALIZED      AGGREGATE
                                                           COST           LOSSES        FAIR VALUE
                                                      --------------  --------------  --------------
                                                                   (DOLLARS IN THOUSANDS)
     AFS:
        MBS:
          Within 1 year..........................     $      85,016   $        (571)  $      84,445
          Greater than 10 years..................           244,489          (8,701)        235,788
                                                      --------------  --------------  --------------

     Total AFS...................................     $     329,505   $      (9,272)  $     320,233
                                                      ==============  ==============  ==============

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes gains and losses realized on debt securities, the costs of which were computed on a specific identification method, during the periods indicated. No gains or losses were realized on debt securities during 1999.

                                                                          YEAR ENDED DECEMBER 31,
                                                                      ------------------------------
                                                                           1998           1997
                                                                      --------------  --------------
                                                                          (DOLLARS IN THOUSANDS)
           Sales:
              AFS.................................................... $     258,148   $     277,597
              Trading................................................        86,481          31,915
                                                                      --------------  --------------

                Total................................................ $     344,629   $     309,512
                                                                      ==============  ==============
           Gains (losses) on securities and trading activities, net:
              AFS portfolio:
                Gains................................................ $          49   $       2,483
                Losses...............................................          (368)             --
                                                                      --------------  --------------
                  Total..............................................          (319)          2,483
                                                                      --------------  --------------
              Trading portfolio:
                Realized (losses) gains, net.........................          (541)            187
                Unrealized losses, net...............................            --              --
                                                                      --------------  --------------
                  Total..............................................          (541)            187
                                                                      --------------  --------------
              Losses on securities transferred to AFS portfolio......            --          (4,838)
                                                                      --------------  --------------

           Total..................................................... $        (860)  $      (2,168)
                                                                      ==============  ==============

     At December 31, 1999 and 1998, interest receivable in the accompanying statements of financial condition include accrued interest receivable on debt securities of $2.8 million and $3.1 million, respectively.

     In 1997, the Company transferred two securities from the held to maturity portfolio to the AFS portfolio and recorded a loss of $4.8 million. The transfer was the result of significant deterioration in the credit worthiness of the borrowers of the underlying loans collateralizing the securities.


NOTE 4--DERIVATIVE FINANCIAL INSTRUMENTS

     In 1998 and 1997, the Company employed various derivative financial instruments to hedge valuation fluctuations in its trading and AFS securities portfolios. During 1998, the Company used futures on Treasury Notes to hedge the valuation fluctuations of its fixed rate MBS portfolio. Based on historical performance, futures on Treasury Notes provided an expectation of high correlation with the MBS. Based on the correlation analysis completed for the period ended June 30, 1998, it was determined that high correlation in the fluctuations of the fair values of the MBS and the hedge instruments had not occurred. Due to the volatility of the correlation between futures on Treasury Notes and the cost of a hedging program in relation to its benefits, the Company terminated this hedging program in July 1998. As a result, the Company recorded a loss of $4.0 million, which represented the extent to which the futures results had not been offset by the effects of price changes on the MBS. The remaining losses on the hedge program which totaled $5.0 million, were recorded as adjustments to the cost basis of the securities being hedged and are being amortized over the remaining life of the MBS as a yield adjustment. The amoritization of the hedge loss was $0.7 million for both the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, the remaining unamortized loss was $2.5 million.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5--LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                                                DECEMBER 31,
                                                                      ------------------------------
                                                                           1999           1998
                                                                      --------------  --------------
                                                                          (DOLLARS IN THOUSANDS)
Real estate loans:
   Single family (1 to 4 units).....................................  $     550,840   $     768,824
   Multifamily:
      5 to 36 units.................................................      1,125,304       1,220,585
      37 units and over.............................................        201,644         247,638
                                                                      --------------  --------------
        Total multifamily...........................................      1,326,948       1,468,223

   Commercial and industrial........................................        125,379         179,956
   Land.............................................................             38              39
                                                                      --------------  --------------
        Total real estate loans.....................................      2,003,205       2,417,042

Credit card loans...................................................        210,643         350,078
Other...............................................................         14,259          29,884
                                                                      --------------  --------------
Total loans, gross..................................................      2,228,107       2,797,004
                                                                      --------------  --------------
Less:
   Undisbursed loan funds...........................................             --              42
   Unearned (premiums) discounts, net...............................         (8,163)         (4,227)
   Deferred loan fees and other.....................................          6,611          29,442
   Allowances for estimated losses..................................         60,278         106,171
                                                                      --------------  --------------
      Total ........................................................         58,726         131,428
                                                                      --------------  --------------

Total loans, net....................................................  $   2,169,381   $   2,665,576
                                                                      ==============  ==============

     Fidelity's portfolio of mortgage loans serviced for others amounted to $241.2 million at December 31, 1999 and $278.3 million at December 31, 1998. The Bank previously sold the servicing rights to substantially all of the single family loans in the Bank's loan portfolio during the second quarter of 1996. The servicing rights to $938.5 million in loans were transferred and the Company realized a gain of $7.9 million. Such gains were accounted for as a reduction in the carrying value of the loans based on the relative fair values of the servicing sold and loans retained and was being accreted over the estimated life of the loans. The related accretion totaled $0.3 million, $1.2 million and $2.2 million during 1999, 1998 and 1997, respectively. Fidelity repurchased the servicing rights to $488 million currently in its mortgage portfolio in the third quarter 1999. The remaining deferred servicing gain of $1.8 million was offset against the premium paid for this transaction.

     Fidelity's mortgage loan portfolio includes multifamily, commercial and industrial loans which depend primarily on operating income to provide debt service coverage. These loans generally have a greater risk of default than single family residential loans. All of these loans are secured by property within the State of California.

      Fidelity's credit card loans, which were primarily marketed to customers with lower credit quality, are generally unsecured open-end borrowings that have experienced high levels of delinquency and defaults. At December 31, 1999 and 1998, $18.3 million and $26.1 million of the credit card loans were secured by real estate. In the fourth quarter of 1999, Fidelity sold a 100% participation

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


in one of the programs with outstanding receivables of $8.7 million. No gain or loss was recognized on this transaction. During 1998, Fidelity terminated programs with marketers of the two largest credit card programs which accounted for 91% of the outstanding credit card balances at December 31, 1999. In addition, the marketer of the real estate secured credit card program ceased originating new accounts in 1998.

     The Company has modified the terms of a number of its mortgage loans to protect its investment by granting concessions to borrowers because of borrowers' financial difficulties. These modifications take several forms, including interest only payments for a limited time at current rates, a reduced loan balance in exchange for a payment of the loan or other terms that the Bank deems appropriate in the circumstances. Modifications are granted when the collateral is inadequate or the borrower does not have the ability or willingness to continue making scheduled payments and management determines that the modification is the best alternative for the collection of its investment. Modifications are reported as Troubled Debt Restructurings ("TDRs") as defined by SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", and accounted for in accordance with SFAS No. 15 and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". At December 31, 1999 and 1998, outstanding TDRs totaled $30.9 million and $48.0 million, respectively.

     For the years ended December 31, 1999, 1998 and 1997, interest income of $2.3 million, $4.0 million and $3.4 million, respectively, was recorded on TDRs.

     Total loans on nonaccrual status was $6.9 million and $14.4 million at December 31, 1999 and 1998, respectively. The reduction in income related to nonaccrual loans was $0.4 million, $1.9 million and $3.9 million for 1999, 1998 and 1997, respectively.

     Of the total deferred loan fees at December 31, 1999, $4.0 million were related to mortgage loans and $3.5 million were related to credit card loans. Deferred loan fees on credit card loans represent annual fees charged to the cardholder.


NOTE 6--REAL ESTATE OWNED

     REO, which is included in other assets, consists of the following at the dates indicated:

                                                                                DECEMBER 31,
                                                                      ------------------------------
                                                                           1999           1998
                                                                      --------------  --------------
                                                                          (DOLLARS IN THOUSANDS)
Real estate acquired through foreclosure...........................   $       3,080   $       9,536
Allowance for estimated losses.....................................            (658)         (1,139)
                                                                      --------------  --------------
     Net...........................................................   $       2,422   $       8,397
                                                                      ==============  ==============

     The following summarizes the results of REO operations for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                           1999            1998             1997
                                                      --------------  --------------  --------------
                                                                   (DOLLARS IN THOUSANDS)
Expenses from:
    Real estate operations.........................   $        (534)  $      (2,384)  $      (5,413)
    Provision for estimated real estate losses.....            (185)           (251)         (1,060)
                                                      --------------  --------------  --------------

     Net expense from real estate operations.......   $        (719)  $      (2,635)  $      (6,473)
                                                      ==============  ==============  ==============

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7--ALLOWANCE FOR ESTIMATED LOAN AND REAL ESTATE OWNED LOSSES

     The following summarizes the activity in the allowances for estimated loan and real estate losses for the periods indicated:


                                                                       REAL ESTATE
                                                           LOANS          OWNED           TOTAL
                                                      --------------  --------------  --------------
                                                                  (DOLLARS IN THOUSANDS)
Balance at January 1, 1997.........................   $      57,508           2,081          59,589
   Charge-offs.....................................         (41,190)         (2,810)        (44,000)
   Recoveries and other............................           8,446             672           9,118
                                                      --------------  --------------  --------------
     Net charge-offs...............................         (32,744)         (2,138)        (34,882)
   Provision for losses............................          13,004           1,060          14,064
   Allowances related to acquisition...............          12,770             120          12,890
                                                      --------------  --------------  --------------

Balance at December 31, 1997.......................          50,538           1,123          51,661
   Charge-offs.....................................         (25,366)           (258)        (25,624)
   Recoveries and other............................           5,062              23           5,085
                                                      --------------  --------------  --------------
     Net charge-offs...............................         (20,304)           (235)        (20,539)
   Provision for losses............................          73,032             251          73,283
   Transfer to ALLL from cash reserves.............           2,905              --           2,905
                                                      --------------  --------------  --------------

Balance at December 31, 1998.......................         106,171           1,139         107,310
   Charge-offs.....................................        (131,295)           (274)       (131,569)
   Recoveries and other............................           5,492            (392)          5,100
                                                      --------------  --------------  --------------
     Net charge-offs...............................        (125,803)           (666)       (126,469)
   Provision for losses............................          78,800             185          78,985
   Transfer to ALLL from cash reserves.............           1,110              --           1,110
                                                      --------------  --------------  --------------

Balance at December 31, 1999.......................   $      60,278   $         658   $      60,936
                                                      ==============  ==============  ==============

     At December 31, 1999 and 1998, the gross recorded investment in mortgage loans that are considered to be impaired was $32.5 million, and $42.0 million, respectively. Included in these amounts are impaired mortgage loans of $14.2 million and $22.5 million at December 31, 1999 and 1998, respectively, for which SVAs have been established totaling $2.1 million and $6.2 million, respectively. The average balance of impaired mortgage loans was $37.3 million and $41.4 million for the year ended December 31, 1999 and 1998, respectively. The amount of interest income recognized on impaired mortgage loans was $2.5 million, $2.9 million and $2.1 million in 1999, 1998 and 1997, respectively.

     In addition to reserves established by the Bank, cash reserves have been provided by credit card affinity marketer under the credit enhancement programs which are utilized to purchase accounts from the Bank after the accounts reach a certain delinquent status. At December 31, 1999 and 1998, cash reserves were $2.7 million and $1.9 million, respectively, and were recorded as deposits on the Company's statements of financial condition. Accounts purchased from cash reserves during 1999 and 1998 totaled $2.7 million and $25.7 million, respectively, and are not included in the above table. During 1998, the Company terminated its agreement with the marketer of the largest credit enhanced credit card program, whereby the marketer was relieved of their obligation to reimburse Fidelity for credit losses and Fidelity received any remaining cash reserves from the program. As a result, $1.1 million and $2.9 million of cash reserves were transferred into Fidelity's ALLL during 1999 and 1998, respectively.

     The amount of the Bank's allowance for loan losses represents management's estimate of the amount of loan losses likely to be incurred by the Bank during the next 12 months that were inherent in the loan portfolio balances at December 31, 1999, based upon various assumptions as to economic and other conditions. As

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


such, the allowance for loan losses does not represent the amount of such losses that could be incurred under adverse conditions that management does not consider to be the most likely to arise. In addition, management's classification of assets and evaluation of the adequacy of the allowance for loan losses is an ongoing process. Consequently, there can be no assurance that material additions to the Bank's allowance for loan losses will not be required in the future, thereby adversely affecting earnings and the Bank's ability to maintain or build capital. While management believes that the current allowance is adequate to absorb the known and inherent risks in the loan portfolio, no assurances can be given that the allowance is adequate or that economic conditions which may adversely affect the Bank's market area or other circumstances will not result in future loan losses, which may not be covered completely by the current allowance or may require an increased provision which could have a significant adverse effect on the Bank's financial condition, results of operations and levels of regulatory capital.


NOTE 8--DEPOSITS

     Deposits consist of the following balances at the dates indicated:

                                                                                  DECEMBER 31,
                                                               ------------------------------------------------
                                                                         1999                    1998
                                                               ------------------------ -----------------------
                                                                              WEIGHTED                WEIGHTED
                                                                              AVERAGE                 AVERAGE
                                                                  AMOUNT       RATE       AMOUNT       RATE
                                                               -----------  ----------- ----------- -----------
                                                                             (DOLLARS IN THOUSANDS)
TYPE OF ACCOUNT:
   Passbook..................................................  $   49,973      2.00%    $   56,836     2.00%
   Checking and money market checking........................     369,071      1.34        380,292     1.24
   Money market savings......................................      50,428      3.75         56,451     3.68
                                                               -----------              -----------
     Total transaction accounts..............................     469,472      1.67        493,579     1.61
                                                               -----------              -----------
   Certificates of deposit ("CDs"):
     Less than $100,000......................................   1,422,303      4.71      1,795,000     5.06
     Greater than $100,000...................................     609,471      4.99        633,952     5.32
                                                               -----------              -----------
       Total CDs.............................................   2,031,774      4.79      2,428,952     5.12
                                                               -----------              -----------

   Total deposits............................................  $2,501,246      4.21     $2,922,531     4.53
                                                               ===========              ===========


     Fidelity had noninterest-bearing checking accounts of $105.3 million and $111.5 million at December 31, 1999 and 1998, respectively. At December 31, 1999, CDs were scheduled to mature as follows:

                                                                      AMOUNT
                                                                  --------------
                                                                   (DOLLARS IN
YEAR OF MATURITY                                                    THOUSANDS)
----------------
     2000.......................................................  $   1,711,952
     2001.......................................................        290,792
     2002.......................................................         20,167
     2003.......................................................          4,198
     2004.......................................................          4,051
     After 2004.................................................            614
                                                                  --------------

        Total...................................................  $   2,031,774
                                                                  ==============

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company may utilize brokered deposits as a short-term means of funding. These deposits are obtained or placed by or through a deposit broker and are subject to certain regulatory limitations. The Company did not use this funding source in 1999 or 1998 and accordingly had no brokered deposits outstanding at December 31, 1999 and 1998.


NOTE 9--FEDERAL HOME LOAN BANK ADVANCES

     FHLB advances are summarized as follows:

                                                                               DECEMBER 31,
                                                              ----------------------------------------------
                                                                   1999            1998             1997
                                                              --------------  --------------  --------------
                                                                          (DOLLARS IN THOUSANDS)
Balance at year-end.........................................  $      20,000   $     585,000   $   1,009,960
Average amount outstanding during the year..................        435,377       1,005,388         698,261
Maximum amount outstanding at any month-end.................        585,000       1,189,960       1,209,960
Weighted average interest rate during the year..............           5.62%           5.77%           5.84%
Weighted average interest rate at year-end..................           8.61%           5.69%           5.82%
Secured by:
    FHLB Stock..............................................  $      31,142   $      65,358   $      60,498
    Mortgage loans..........................................        148,872         413,192       1,315,389
    Investment securities and MBS...........................         28,133         367,729         581,445
                                                              --------------  --------------  --------------

     Total..................................................  $     208,147   $     846,279   $   1,957,332
                                                              ==============  ==============  ==============

     The FHLB advance of $20.0 million outstanding at December 31, 1999 matured on February 7, 2000, and was repaid through available funds.


NOTE 10--OTHER BORROWINGS

     At December 31, 1999 and 1998, the Company's other borrowings consisted of Senior Notes of $51.5 million. These Senior Notes bear interest at 12%, payable quarterly, and mature in 2007. During 1999, Senior Note interest payments were funded by the preferred stock dividend from Fidelity, cash on hand at Bank Plus, and dividends from Gateway. Bank Plus holds $51.5 million of Preferred Stock of Fidelity, which pays quarterly 10% dividends that are not subject to the prior approval of the Office of Thrift Supervision (the "OTS") unless, among other things, the Bank's regulatory capital falls below the level to be categorized as adequately capitalized. No assurance can be given that funds will continue to be available at Bank Plus to pay future interest payments, or that the OTS will approve the preferred stock dividends in the future if the Bank's regulatory capital falls below the level to be categorized as adequately capitalized or for other safety and soundness considerations. If in the event of default by Bank Plus, the holders of not less than 25% in principal amount of the Senior Notes then outstanding may declare all the Senior Notes to be immediately due and payable.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11--BENEFIT PLANS

   RETIREMENT INCOME PLAN

     In February 1994, the Board of Directors passed a resolution to amend the retirement income plan by discontinuing participation in the plan by newly hired employees and freezing the level of service and salaries used to compute the plan benefit to February 28, 1994 levels. The Bank has funded the retirement income plan such that the fair value of plan assets exceed the projected benefit obligation. The defined benefit plan provides for payment of retirement benefits commencing normally at age 65 in a monthly annuity; however, the option of a lump sum payment is available upon retirement or in the event of early termination. Annual contributions to the plan and earnings on plan assets are sufficient to satisfy legal funding requirements.

     The components of net pension costs are as follows for the periods indicated:

                                                                          YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                   1999            1998             1997
                                                              --------------  --------------  --------------
                                                                          (DOLLARS IN THOUSANDS)
 Interest cost..............................................  $         149   $         163   $         158
 Actual return on plan assets...............................           (272)           (246)           (207)
 Net amortization and deferral..............................            (93)            (69)            (51)
 Effect of partial settlements..............................             28             120              55
                                                              --------------  --------------  --------------

    Net pension revenues....................................  $        (188)  $         (32)  $         (45)
                                                              ==============  ==============  ==============

     The funded status of this plan was as follows as of the dates indicated:

                                                                                DECEMBER 31,
                                                                      ------------------------------
                                                                           1999           1998
                                                                      --------------  --------------
                                                                          (DOLLARS IN THOUSANDS)
Accumulated benefit obligation (all participants are vested)........  $      (1,953)  $      (2,397)
Fair value of plan assets...........................................          3,237           3,126
                                                                      --------------  --------------
    Net plan assets over projected benefit obligation...............          1,284             729
Unrecognized net transition gain....................................           (212)             --
Minimum liability adjustment........................................             --             155
                                                                      --------------  --------------

    Prepaid pension cost............................................  $       1,072   $         884
                                                                      ==============  ==============
Actuarial assumptions:
    Discount rate...................................................           7.50%           6.50%
    Expected long-term rate of return on plan assets................           9.00%           9.00%

   401(k) PLAN

     The Company has a 401(k) defined contribution plan available to all employees who have been with the Company for one year and have reached the age of 21. Employees may generally contribute up to 15% of their salary each year, and the Company matches 50% up to the first 6% contributed by the employee. The Company's contribution expense was $0.5 million, $0.4 million and $0.1 million in the years ended December 31, 1999, 1998 and 1997, respectively.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   DIRECTORS' RETIREMENT PLAN

     The Directors' Retirement Plan provides for non-employee directors who have at least three years of Board service and were board members prior to August, 1994.

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

     If a director's Board membership is terminated within two years following the effective date of a change in control, then he/she shall be eligible for a lump sum payment in an amount that is the greater of: (1) 150% times average annual compensation during the preceding 3-year period, (2) the sum of all retirement benefits payable under normal retirement provisions described in the preceding paragraph, or (3) $78,000. The Company's accumulated benefit obligation was $1.0 million and $0.9 million at December 31, 1999 and 1998, and net pension costs were $0.1 million, $0.3 million and $0.3 million for 1999, 1998 and 1997, respectively.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12--INCOME TAXES

     Income tax expense (benefit) was comprised of the following for the periods indicated:

                                                                          YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                   1999            1998             1997
                                                              --------------  --------------  --------------
                                                                          (DOLLARS IN THOUSANDS)
Current income tax expense:
    Federal.................................................  $           7   $         716   $         199
    State...................................................             49              37              54
                                                              --------------  --------------  --------------
     Total..................................................             56             753             253
                                                              --------------  --------------  --------------
Deferred income tax expense (benefit):
    Federal.................................................            (35)          3,547          (7,425)
    State...................................................            (21)           (430)           (928)
                                                              --------------  --------------  --------------
     Total..................................................            (56)          3,117          (8,353)
                                                              --------------  --------------  --------------

Total income tax expense (benefit)..........................  $          --   $       3,870   $      (8,100)
                                                              ==============  ==============  ==============


     Income tax asset (liability) was comprised of the following at the dates indicated:

                                                                                DECEMBER 31,
                                                                      ------------------------------
                                                                           1999           1998
                                                                      --------------  --------------
                                                                          (DOLLARS IN THOUSANDS)
Current income tax asset(liability):
    Federal.........................................................  $          --   $       1,532
    State...........................................................             90             382
                                                                      --------------  --------------
        Total.......................................................             90           1,914
                                                                      --------------  --------------
Deferred income tax asset (liability):
    Federal.........................................................         65,308          54,364
    Valuation allowance--Federal....................................        (62,653)        (51,744)
    State...........................................................         15,726          13,496
    Valuation allowance--State......................................        (14,481)        (12,272)
                                                                      --------------  --------------
        Total.......................................................          3,900           3,844
                                                                      --------------  --------------

Total income tax asset..............................................  $       3,990   $       5,758
                                                                      ==============  ==============

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The components of the net deferred tax asset (liability) are as follows at the dates indicated:

                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                    1999          1998
                                                                                ------------  ------------
                                                                                  (DOLLARS IN THOUSANDS)
      FEDERAL:
          Deferred tax assets:
            Bad debt and loan loss deduction................................... $    34,528   $    28,587
            Net operating loss carryover.......................................      34,891        25,081
            Alternative minimum tax credit carryover...........................       3,663         3,624
            Contingent liabilities.............................................         649         1,427
            Debt modification gain.............................................       1,030         1,027
            Depreciation.......................................................       1,778         1,139
            Deferred fees on credit cards......................................          --         7,614
            Receivable from credit card marketer...............................          --         2,865
            Unrealized loss on securities AFS..................................       3,245           978
            Core deposits intangible...........................................       3,602         3,614
            Other..............................................................       2,325         4,526
                                                                                ------------  ------------
          Gross deferred tax assets............................................      85,711        80,482
                                                                                ------------  ------------
          Deferred tax liabilities:
            Loan fees and interest.............................................      (4,397)       (5,370)
            FHLB stock dividends...............................................      (8,677)      (16,402)
            Mark to market adjustment..........................................      (3,245)         (978)
            Other..............................................................      (4,084)       (3,368)
                                                                                ------------  ------------
          Gross deferred tax liabilities.......................................     (20,403)      (26,118)
                                                                                ------------  ------------
          Net deferred tax assets before valuation allowance...................      65,308        54,364
          Valuation allowance..................................................     (62,653)      (51,744)
                                                                                ------------  ------------
          Net deferred tax asset............................................... $     2,655   $     2,620
                                                                                ============  ============
      STATE:
          Deferred tax assets:
            Bad debt and loan loss deduction................................... $    13,286   $    11,021
            Net operating loss carryover.......................................       4,919         3,269
            Contingent liabilities.............................................         200           439
            Depreciation.......................................................         747           583
            Deferred fees on credit cards......................................          --         2,342
            Receivable from credit card marketer...............................          --           881
            Alternative minimum tax credit carryover...........................         404           404
            Core deposits intangible...........................................         305           310
            Unrealized loss on securities AFS..................................         998           303
            Other..............................................................         783         1,551
                                                                                ------------  ------------
          Gross deferred tax assets............................................      21,642        21,103
                                                                                ------------  ------------
          Deferred tax liabilities:
            Loan fees and interest.............................................      (1,321)       (1,620)
            FHLB stock dividends...............................................      (2,668)       (5,044)
            Mark to market adjustment..........................................      (1,042)         (367)
            Other..............................................................        (885)         (576)
                                                                                ------------  ------------
          Gross deferred tax liabilities.......................................      (5,916)       (7,607)
                                                                                ------------  ------------
          Net deferred tax assets before valuation allowance...................      15,726        13,496
          Valuation allowance..................................................     (14,481)      (12,272)
                                                                                ------------  ------------
          Net deferred tax asset............................................... $     1,245   $     1,224
                                                                                ============  ============
      Combined total........................................................... $     3,900   $     3,844
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

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", certain securities were classified as AFS during the year. Under SFAS No. 115, adjustments to the fair market value of securities held as AFS are reflected through an adjustment to stockholders' equity. No associated deferred tax asset was recorded in stockholder's equity as of December 31, 1999 and 1998, in accordance with the deferred tax recognition rules of SFAS No. 109.

     A reconciliation from the consolidated statutory federal income tax expense (benefit) to the consolidated effective income tax expense (benefit) follows for the periods indicated:

                                                                          YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                   1999            1998             1997
                                                              --------------  --------------  --------------
                                                                          (DOLLARS IN THOUSANDS)
      Expected federal income tax (benefit) expense.........  $      (8,702)  $     (18,351)  $       3,075
      Increases (reductions) in taxes resulting from:
          Franchise tax (benefit) expense, net of federal
           income tax and valuation allowance...............             18            (256)           (568)
          Addition (reduction) to valuation allowance.......          8,642          22,230          (9,973)
          Goodwill amortization.............................            156             156              77
          Other.............................................           (114)             91            (711)
                                                              --------------  --------------  --------------

      Income tax expense (benefit)..........................  $          --   $       3,870   $      (8,100)
                                                              ==============  ==============  ==============

     The Internal Revenue Service is currently examining the federal income tax returns for the short year ended December 31, 1994 and the calendar years 1995, 1996 and 1997. The Company does not expect the results of this audit to have a material adverse effect on the consolidated financial statements of the Company.

     Internal Revenue Code ("IRC") Sections 382 and 383 and the Treasury Regulations thereunder generally provide for limitations on the ability of a corporation to utilize net operating loss ("NOL") or credit carryforwards to offset taxable income or reduce its tax liability in taxable years following a change of control. In addition, the rules restrict the ability of a corporation to recognize certain losses during the first five years after a change of control if the losses existed, but were not recognized, as of the date of the change of control. In general, the annual limitation with respect to these items is determined by computing the product of the fair market value of the corporation immediately prior to the change of control and the federal long-term tax exempt interest rate in effect at that time, as prescribed by the Internal Revenue Service.

     As of December 31, 1999, the Bank had an estimated NOL carryover for federal income tax purposes of $99.7 million expiring in years 2008 through 2019. Of this amount, $59.8 million is subject to annual utilization limitations imposed by IRC Section 382. For California franchise tax purposes, the Bank had an estimated NOL carryover of $45.4 million. Of the estimated California NOL

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


carryover, $41.8 million expires in years 2000 through 2004, and $3.6 million expires in years 2000 through 2009. Of the total $45.4 million California NOL, $15.7 million is subject to annual utilization limitations imposed by IRC
Section 382.

     Under the provisions of SFAS No. 109, a deferred tax liability has not been provided for the tax bad debt and loan loss reserves that arose in years prior to 1988. The Bank had an adjusted pre-1988 total loan loss reserve balance of $26.3 million at December 31, 1999, for which no income taxes have been provided. The remaining adjusted pre-1988 total loan loss reserve will be recaptured into taxable income in the event Fidelity (1) ceases to be a "bank" or "thrift," (2) makes distributions to shareholders in excess of current or accumulated post-1951 earnings and profits, or (3) makes distributions to shareholders in a partial or complete redemption or liquidation. The Bank does not intend to enter into a transaction that would result in a recapture of pre-1988 reserves if such recapture would create an additional tax liability.


NOTE 13--COMMITMENTS AND CONTINGENCIES

     As of December 31, 1999, significant litigation outstanding against the Company included:

     NATIONWIDE CAPITAL COMPANY CREDIT CARD LITIGATION. The plaintiff alleges that it had relationships with various automobile dealers and a marketing company, and that the Bank interfered with the relationships when the Bank terminated an affinity credit card program with the marketing company under a program involving those dealers. The plaintiff is seeking unspecified actual and exemplary damages.

     CLASS ACTION SECURITIES LITIGATION. Two purported class actions against the Company and its current and former chief executive officers allege failure to make adequate and timely disclosure of losses in the Bank's credit card operations. One action has been voluntarily dismissed by the plaintiffs.

     ADC CREDIT CARD LITIGATION. Approximately 100 lawsuits, and two purported class actions, have been asserted against the Bank, primarily in Alabama, but also in Mississippi and West Virginia. The litigation arises from a credit card affinity program in which independent third party distributors sold consumer appliances door-to-door, and concurrently offered the consumer an opportunity to apply for a MasterCard credit card to be issued by the Bank which would be used to pay for the appliance. The plaintiffs generally allege that the salespersons misrepresented the terms of the credit cards.

     DURGA MA ARBITRATION. The plaintiff had two signed agreements with the Bank pertaining to proposed private label credit card programs under which cards would be issued by the Bank to customers of jewelry retailers. The Bank did not issue any cards, and the plaintiff commenced arbitration against the Bank for "breach of contract and fraud".

     INTERNET CASINO LITIGATION. The plaintiff, on behalf of a purported class, contends that she placed bets through a gambling site on the Internet, and charged her gambling expenses to a Fidelity MasterCard credit card. The plaintiff alleges that the Bank, by allowing its credit card to be used as a payment device for illegal gambling, violated a variety of federal and state statutes.

     The Company believes that it has significant defenses to the foregoing claims or any claims for damages and intends to defend itself vigorously. However, the legal responsibility and financial exposure with respect to foregoing claims presently cannot be reasonably ascertained and, accordingly, there is a risk that the outcome of one or more of these outstanding claims could result in the payment of amounts which could be material in relation to the financial condition or results of operations of the Bank.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     OTHER MATTERS. In the course of its current compliance examination of the Bank, the OTS has raised concerns regarding the Bank's credit card operations, principally with respect to the credit card origination, servicing and collection activities of third parties under contracts that have been terminated or are in the process of winding down. While these third parties were required to satisfy regulatory requirements applicable to their respective functions, it is possible that the Bank may be held responsible for violations by these third parties. The Bank has responded to preliminary issues raised by the OTS, but the OTS has not issued its final report. The Bank is therefore, uncertain as to the OTS' ultimate determinations on these issues, and possible resulting regulatory actions or sanctions may have a material adverse effect on the financial condition or results of operations of the Company.

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

     Fidelity enters into agreements to extend credit to customers on an ongoing basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Most commitments are expected to be drawn upon and, therefore, the total commitment amounts generally represent future cash requirements. At December 31, 1999, the Company had $3.4 million in commitments to fund loans. In addition, the Company has extended lines of credit in the form of credit cards and other totaling $304.8 million. At December 31, 1999, the unused and available portion of the credit lines extended included $44.0 million related to credit cards and 39.8 million related to overdraft reserve lines on checking accounts and other credit lines.

     As of December 31, 1999, the Company had certain mortgage loans with a gross principal balance of $73.5 million, of which $61.4 million had been put into the form of mortgage pass-through certificates, over various periods of time, leaving a balance of $12.1 million in loans retained by the Company. These mortgage pass-through certificates provide a credit enhancement to the investors in the form of the Company's subordination of its retained percentage interest to that of the investors. In this regard, the aggregate of $61.4 million are deemed Senior Mortgage Pass-Through Certificates and the $12.1 million in loans held by the Company are subordinated to the Senior Mortgage Pass-Through Certificates in the event of borrower default. Full recovery of the $12.1 million is subject to this contingent liability due to its subordination. In 1993, the Bank repurchased a portion of the mortgage pass-through certificates, and at December 31, 1999, the balance of the repurchased certificate was $21.6 million and was included in the MBS AFS portfolio and accounted for in accordance with SFAS No. 115. The other Senior Mortgage Pass-Through Certificates totaling $39.8 million at December 31, 1999, are owned by other investor institutions. The contingent liability for credit losses on these mortgage pass-through certificates was $0.5 million and $0.9 million at December 31, 1999 and 1998, respectively, and is included in other liabilities.

     The Company also effected the securitization by FNMA of multifamily mortgages wherein whole loans were swapped for Triple A rated MBS through FNMA's Alternative Credit Enhancement Structure ("ACES") program. These MBS were later sold and the current outstanding balance as of December 31, 1999, of $79.6 million is serviced by the Company, including commitments assumed as a result of the Hancock acquisition. As part of a credit enhancement to absorb losses relating to the ACES transaction, the Company has pledged and placed in a trust account, as of December 31, 1999, $17.4 million, comprised of $13.3 million in cash and $4.1 million in MBS. The Company shall absorb losses, if any, which may be incurred on the securitized multifamily loans to the extent of $13.9 million.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FNMA is responsible for any losses in excess of $13.9 million. The corresponding contingent liability for credit losses was $1.3 million and $2.3 million at December 31, 1999 and 1998, respectively, and is included in other liabilities.

     The Company conducts portions of its operations from leased facilities. All of the Company's leases are operating leases. At December 31, 1999, aggregate minimum rental commitments on operating leases with noncancelable terms in excess of one year were as follows:

                                                                      AMOUNT
                                                                 ---------------
                                                                   (DOLLARS IN
  YEAR OF COMMITMENT                                                THOUSANDS)
  ------------------
        2000...................................................  $        4,500
        2001...................................................           4,300
        2002...................................................           3,200
        2003...................................................           2,400
        2004...................................................           2,000
        Thereafter.............................................           5,700
                                                                 ---------------

         Total.................................................  $       22,100
                                                                 ===============


     Rental expenses were $4.1 million in 1999 and 1998, and $2.9 million in 1997.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14--REGULATORY MATTERS

     The OTS capital regulations, as required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement", a "core capital" and a "risk-based capital requirement".

     The Bank's actual and required capital are as follows at the dates indicated:

                                                                                           MINIMUM TO BE WELL
                                                                                            CAPITALIZED UNDER
                                                                       MINIMUM              PROMPT CORRECTIVE
                                              ACTUAL             CAPITAL REQUIREMENT        ACTION PROVISIONS
                                     ------------------------  ------------------------  ------------------------
                                        AMOUNT       RATIO        AMOUNT       RATIO        AMOUNT       RATIO
                                     -----------  -----------  -----------  -----------  -----------  -----------
                                                                (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 1999:
  Total capital (to risk-weighted
    assets)........................  $  159,952        10.09%  $  126,796         8.00%  $  158,495        10.00%
  Core capital (to adjusted
    tangible assets)...............     139,689         5.22       80,306         3.00      133,843         5.00
  Tangible capital (to tangible         139,689         5.22       40,153         1.50          N/A
    assets)........................
  Tier I capital (to risk-
    weighted assets)...............     139,689         8.81          N/A                    95,097         6.00


                                                                                              MINIMUM TO BE
                                                                                         ADEQUATELY CAPITALIZED
                                                                                               UNDER PROMPT
                                                                       MINIMUM              CORRECTIVE ACTION
                                              ACTUAL             CAPITAL REQUIREMENT           PROVISIONS
                                     ------------------------  ------------------------  ------------------------
                                        AMOUNT       RATIO        AMOUNT       RATIO        AMOUNT       RATIO
                                     -----------  -----------  -----------  -----------  -----------  -----------
                                                                (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 1998:
  Total capital (to risk-weighted
    assets)........................  $  188,746         8.95%  $  168,656         8.00%  $  168,656         8.00%
  Core capital (to adjusted
    tangible assets)...............     161,506         4.36      111,028         3.00      148,037         4.00
  Tangible capital (to tangible         161,506         4.36       55,514         1.50          N/A
assets)............................
  Tier I capital (to risk-
    weighted assets)...............     161,506         7.66          N/A                    84,328         4.00

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table reconciles the Company's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital at the dates indicated:

                                                              TANGIBLE       CORE       RISK-BASED
                                                              CAPITAL       CAPITAL       CAPITAL
                                                           ------------  ------------  ------------
                                                                    (DOLLARS IN THOUSANDS)
      AS OF DECEMBER 31, 1999:
        Consolidated stockholders' equity................  $    96,176   $    96,176   $    96,176
        Adjustments:
          Fidelity's Preferred Stock.....................       51,750        51,750        51,750
          Bank Plus equity excluding Fidelity............       (1,250)       (1,250)       (1,250)
                                                           ------------  ------------  ------------
        Fidelity's stockholders' equity..................      146,676       146,676       146,676
        Accumulated other comprehensive loss.............        9,272         9,272         9,272
        Adjustments:
          Intangible assets..............................      (12,352)      (12,352)      (12,352)
          Nonincludable subsidiaries.....................           (1)           (1)           (1)
          Excess ALLL....................................           --            --        20,263
          Net deferred tax assets........................       (3,906)       (3,906)       (3,906)
                                                           ------------  ------------  ------------

      Regulatory capital.................................  $   139,689   $   139,689   $   159,952
                                                           ============  ============  ============
      AS OF DECEMBER 31, 1998:
        Consolidated stockholders' equity................  $   127,388   $   127,388   $   127,388
        Adjustments:
          Fidelity's Preferred Stock.....................       51,750        51,750        51,750
          Bank Plus equity excluding Fidelity............       (6,152)       (6,152)       (6,152)
                                                           ------------  ------------  ------------
        Fidelity's stockholders' equity..................      172,986       172,986       172,986
        Accumulated other comprehensive loss.............        2,795         2,795         2,795
        Adjustments:
          Intangible assets..............................      (14,268)      (14,268)      (14,268)
          Nonincludable subsidiaries.....................           (7)           (7)           (7)
          Excess ALLL....................................           --            --        27,240
                                                           ------------  ------------  ------------

      Regulatory capital.................................  $   161,506   $   161,506   $   188,746
                                                           ============  ============  ============

     As of December 31, 1999 and 1998, the Bank was "well capitalized" and "adequately capitalized", respectively, under the Prompt Corrective Action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). As of December 31, 1999, the most constraining of the capital ratio measurements was risk-based capital to risk-weighted assets which had an excess of $1.4 million above the minimum level required to be considered well capitalized. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. Due to the expectation of continuing losses in the credit card operations, or a significant write-down in the carrying value of the credit card portfolios as a result of the adoption of alternative strategies, the Bank expects to be adequately capitalized in 2000.

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

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     An institution's capital category is based on its capital levels as of the most recent of the following dates (1) the date the institution's most recent quarterly Thrift Financial Report ("TFR") was required to be filed with the OTS,
(2) the date the institution received from the OTS its most recent final report of examination, or (3) the date the institution received written notice from the OTS of the institution's capital category. If subsequent to the most recent TFR or report of examination a material event has occurred that would cause the institution to be placed in a lower capital category, the institution must provide written notice to the OTS within 15 days, and the OTS shall determine whether to change the association's capital category.

     As a result of the OTS' findings during their 1998 safety and soundness examination, the Bank is subject to certain regulatory restrictions including, but not limited to: (i) a prohibition, absent OTS prior approval, on increases in total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter, (ii) a requirement that the Bank submit to the OTS for prior review and approval the names of proposed new directors and senior executive officers and proposed employment contracts with any director or executive officer, (iii) a requirement that the Bank submit to the OTS for prior review and approval any third party contracts outside the normal course of business, and (iv) the ability of the OTS, in its discretion, to require 30 days prior notice of all transactions between the Bank and its affiliates.


NOTE 15--EARNINGS PER SHARE

     The reconciliation of the numerators and denominators used in basic and diluted (loss) earnings per share ("EPS") follows for the periods indicated:

                                                                          YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                   1999            1998             1997
                                                              --------------  --------------  --------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
      (Loss) earnings available for common stockholders.....  $     (24,890)  $     (56,328)  $      12,653
                                                              ==============  ==============  ==============
      Weighted average common shares outstanding:
          Basic.............................................     19,460,941      19,395,337      18,794,887
          Effect of dilutive securities-- stock options.....             --              --         348,152
          Effect of dilutive securities-- deferred
            stock awards....................................             --              --             194
                                                              --------------  --------------  --------------

          Diluted...........................................     19,460,941      19,395,337      19,143,233
                                                              ==============  ==============  ==============

      (Loss) earnings per share:
          Basic.............................................  $       (1.28)  $       (2.90)  $        0.67
          Effect of dilutive securities-- stock options.....             --              --           (0.01)
          Effect of dilutive securities-- deferred
            stock awards....................................             --              --              --
                                                              --------------  --------------  --------------

          Diluted...........................................  $       (1.28)  $       (2.90)  $        0.66
                                                              ==============  ==============  ==============


     For the years ended December 31, 1999 and 1998, there are no potentially dilutive common shares included in the calculation of diluted EPS because including them would have an anti-dilutive effect.


NOTE 16--STOCK OPTION PLANS

   STOCK OPTION PLANS

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On February 26, 1997, the Board of Directors of the Company adopted a Stock Option and Equity Incentive Plan (the "Stock Option Plan"). The Stock Option Plan consists of certain amendments to, and a restatement of, the Bank's 1996 Stock Option Plan. The Stock Option Plan provides (1) the granting of stock options, restricted stock and deferred stock units, (2) deferred stock awards in lieu of cash compensation otherwise payable to directors, and (3) stock options, restricted stock or deferred stock units in lieu of cash awards for senior officers. 2,125,000 shares of the Bank's Common Stock are available for grants under the Stock Option Plan. The Stock Option Plan provides for annual grants of 2,500 stock options to non-employee directors, which vest immediately. The Stock Option Plan is administered by the Compensation/Stock Options Committee of the Board of Directors, which is authorized to select award recipients, establish award terms and conditions, and make other related administrative determinations in accordance with the provisions of the Stock Option Plan. Unexercised options granted under the Stock Option Plan expire on the earlier of the tenth anniversary of the date of grant or 90 days following the effective date of the recipients termination of employment. In the event of an employees' termination for cause, all outstanding options are cancelled as of the effective date of such termination.

     In conjunction with a restructuring of senior management, the Board of Directors approved the following in November 1998: (1) the majority of outstanding stock options granted, excluding options granted to directors, were cancelled and replaced by new stock options issued at an exercise price of $3.81, the closing stock price on November 19, 1998, (2) new and certain continuing members of executive management received grants of stock options, (3) all new stock options will vest based upon stock price performance (average closing price of $4.00-10%, $5.00-25%, $6.00-40%, $7.00-55%, $8.00-70%,
$9.00-85%, and $10.00-100%) or 100% vesting upon a change-in-control or after a 7 year period from the date of grant, and (4) the Stock Option Plan was amended to provide that the annual grant limit per employee has been increased from 100,000 to 750,000 shares. The options that had been granted prior to November 1998 and that were still outstanding at December 31, 1998 vest over a four year period; 10% on the first anniversary of the date of grant and 30% on each subsequent anniversary date.

         The following is a summary of the Stock Option Plan for the periods indicated:

                                                                                              AVERAGE
                                                                                  NUMBER      OPTION
                                                                                OF OPTIONS     PRICE
                                                                              -------------   --------
       Balance, January 1, 1997............................................      1,279,200    $  8.35
         Granted...........................................................        122,500      10.96
         Expired...........................................................       (114,450)      8.35
         Exercised.........................................................        (63,375)      8.35
                                                                              -------------
       Balance, December 31, 1997..........................................      1,223,875       8.61
         Granted prior to November 1998....................................        740,500      14.01
         Granted during and after November 1998............................      1,342,000       3.81
         Cancelled and expired.............................................     (1,396,625)     11.11
         Exercised.........................................................        (23,000)     10.39
                                                                              -------------
       Balance, December 31, 1998..........................................      1,886,750       5.44
         Granted...........................................................        555,000       5.15
         Cancelled and expired.............................................       (465,725)      8.46
         Exercised.........................................................         (3,400)      3.81
                                                                              -------------
       Balance, December 31, 1999..........................................      1,972,625       4.65
                                                                              =============

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the outstanding stock options at December 31, 1999 follows:

                                                          WEIGHTED AVERAGE
                                            NUMBER           REMAINING
                EXERCISE PRICES           OF OPTIONS     CONTRACTUAL LIFE
         -----------------------------    ----------     ----------------
                  $  3.81                 1,248,500            8.9
                $4.00--9.50                 551,000            9.5
                  $  8.35                   138,125            5.9
                   $10.25                    17,500            7.3
                   $14.06                    17,500            8.3
                                          ----------

         Total..........................  1,972,625
                                          ==========


     At December 31, 1999, 597,750 stock options were vested and exercisable.

     The following is a summary of deferred stock awards granted to non-employee directors in lieu of cash compensation for the periods indicated:


                                                                       NUMBER
                                                                      OF SHARES
                                                                   -------------
       Awards earned in 1997 and balance, December 31, 1997.....          6,982
         Awards earned..........................................         20,564
         Stock issued...........................................         (8,272)
                                                                   -------------
       Balance, December 31, 1998...............................         19,274
         Awards earned..........................................         58,436
                                                                   -------------
       Balance, December 31, 1999...............................         77,710
                                                                   =============


     At December 31, 1999, the Company had 40,016 shares of restricted stock issued to senior officers. These grants vest 33.3% on January 1, 1999, 33.3% on January 1, 2000 and 33.3% on January 1, 2001. In addition, during 1999, 12,559 grants vested upon termination of two senior officers. During 1998, 63,853 had been granted in lieu of $0.5 million in cash bonuses and 23,837 of the grants were cancelled.

     Compensation expense recorded with regards to the deferred stock awards to non-employee directors and restricted stock awards to senior officers was $0.1 million and less than $0.1 million in 1999 and 1998, respectively.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fair value of options granted under the Stock Option Plan for 1999, 1998 and 1997 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 1999, 1998 and 1997, respectively: no dividend yield, expected stock price volatility of 68%, 74% and 60% for 1999, 1998 and 1997, respectively, based on daily market prices for the preceding five year period, average risk free interest rate equivalent to the 10-year Treasury rate on the date of the grant of 6.42%, 4.68% and 5.74% for 1999, 1998 and 1997, respectively, and an option contract life of 10 years. The Company applied the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under the Stock Option Plan consistent with the method of SFAS No. 123, the Company's net earnings and EPS for the years ended December 31, 1999, 1998 and 1997 would have been changed to the pro forma amounts indicated below:

                                                                          YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                   1999            1998             1997
                                                              --------------  --------------  --------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
      Net (loss) earnings to common stockholders:
          As reported........................................ $     (24,890)  $     (56,328)  $      12,653
          Pro forma..........................................       (25,566)        (57,061)          9,182
      Basic net (loss) earnings per common share:
          As reported........................................         (1.28)          (2.90)           0.67
          Pro forma..........................................         (1.31)          (2.94)           0.49
      Diluted net (loss) earnings per common share:
          As reported........................................         (1.28)          (2.90)           0.66
          Pro forma..........................................         (1.31)          (2.94)           0.48
      Weighted-average fair value per share of
        options granted......................................          1.98            2.98            9.57

     Not included above are 200,000 stock options issued to a third party in exchange for consulting services. Included in consulting expense is $0.2 million for the year ended December 31, 1998, related to the issuance of these options which had an average option price of $12.66. Associated with the settlement of obligations related to the termination of an executive officer, the Company issued 35,556 shares of stock to the executive officer and recorded $0.3 million of compensation expense in 1998.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                     DECEMBER 31, 1999            DECEMBER 31, 1998
                                                --------------------------   --------------------------
                                                  CARRYING        FAIR        CARRYING        FAIR
                                                   AMOUNT         VALUE        AMOUNT         VALUE
                                                ------------  ------------  ------------  ------------
                                                                 (DOLLARS IN THOUSANDS)
       Financial assets:
       Investment securities AFS............... $        --   $        --   $    28,797   $    28,797
       Investment securities held to maturity..          --            --         1,084         1,099
       MBS AFS.................................     320,233       320,233       465,010       465,010
       Loans receivable........................   2,169,381     2,109,540     2,665,576     2,707,333
       Mortgage servicing rights...............       1,186         5,733         1,630         5,368

       Financial liabilities:
       Deposits................................   2,501,246     2,493,644     2,922,531     2,939,723
       FHLB advances...........................      20,000        20,137       585,000       596,293
       Senior Notes............................      51,478        58,330        51,478        67,227

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

   LOANS RECEIVABLE

     The estimated fair values of loans are based on an option adjusted cash flow valuation ("OACFV"). The OACFV includes forward interest rate simulations and uses a range of discount rates to adjust for the credit quality of loans. Such valuations may not be indicative of the value derived upon a sale of all or part of the portfolio. The credit card portfolio is relatively unseasoned and was generally marketed to customers with lower credit quality. In addition, there exists a high level of uncertainty related to the future performance of the credit card portfolio because of the high levels of delinquencies and charge-offs. As a result, the fair value of the credit card portfolio may be significantly less than the carrying amount.

     The fair value of loans other than mortgage loans or credit card loans is equal to the carrying amount of the related loans.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

   OTHER FINANCIAL INSTRUMENTS

     Financial instruments of the Bank as included in the consolidated statements of financial condition for which fair value approximates the carrying amount at December 31, 1999 and 1998 include "cash and cash equivalents", "interest receivable", "investment in FHLB stock" and interest payable.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                   FOURTH          THIRD          SECOND            FIRST
                                                    YEAR          QUARTER         QUARTER         QUARTER          QUARTER
                                               --------------  --------------  --------------  --------------  --------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999:
   Interest income...........................  $     250,691   $      54,498    $     61,130   $      66,660    $     68,403
   Interest expense..........................        143,973          30,218          34,574          38,237          40,944
                                               --------------  --------------  --------------  --------------  --------------
     Net interest income.....................        106,718          24,280          26,556          28,423          27,459
   Provision for estimated loan losses.......         78,800          16,500          17,500          31,800          13,000
                                               --------------  --------------  --------------  --------------  --------------
     Net interest income after provision for
        estimated loan losses................         27,918           7,780           9,056          (3,377)         14,459
   Noninterest income........................         49,360           7,823          14,383          12,777          14,377
   Operating expense.........................        102,140          24,449          25,832          25,027          26,832
                                               --------------  --------------  --------------  --------------  --------------
   (Loss) earnings before income taxes and
     minority interest in subsidiary.........        (24,862)         (8,846)         (2,393)        (15,627)          2,004
   Income tax expense (benefit)..............             --              --              --              --              --
   Minority interest in subsidiary...........             28               7               7               7               7
                                               --------------  --------------  --------------  --------------  --------------

   (Loss) earnings available for common
     stockholders............................  $     (24,890)  $      (8,853)  $      (2,400)  $     (15,634)  $       1,997
                                               ==============  ==============  ==============  ==============  ==============
   (Loss) earnings per share:
     Basic...................................  $       (1.28)  $       (0.45)  $       (0.12)  $       (0.80)  $        0.10
     Diluted.................................  $       (1.28)  $       (0.45)  $       (0.12)  $       (0.80)  $        0.10
   Weighted average common shares outstanding:
     Basic...................................     19,460,941      19,463,343      19,463,343      19,461,082      19,455,887
     Diluted.................................     19,460,941      19,463,343      19,463,343      19,461,082      19,698,549
   Market prices of common stock:
     High ...................................  $        6.38   $        4.25   $        6.38   $        6.38   $        5.13
     Low ....................................  $        2.69   $        2.69   $        3.13   $        4.06   $        3.94

1998:
   Interest income...........................  $     300,347   $      72,161   $      78,276   $      75,235   $      74,675
   Interest expense..........................        209,204          45,591          54,834          55,113          53,666
                                               --------------  --------------  --------------  --------------  --------------
     Net interest income.....................         91,143          26,570          23,442          20,122          21,009
   Provision for estimated loan losses.......         73,032          15,000          51,782           4,250           2,000
                                               --------------  --------------  --------------  --------------  --------------
     Net interest income after provision for
        estimated loan losses................         18,111          11,570         (28,340)         15,872          19,009
   Noninterest income........................         34,418          18,551           4,388           6,148           5,331
   Operating expense.........................        104,959          29,016          31,962          23,819          20,162
                                               --------------  --------------  --------------  --------------  --------------
   (Loss) earnings before income taxes and
     minority interest in subsidiary.........        (52,430)          1,105         (55,914)         (1,799)          4,178
   Income tax expense (benefit)..............          3,870              --           3,870            (630)            630
   Minority interest in subsidiary...........             28               7               7               7               7
                                               --------------  --------------  --------------  --------------  --------------

   (Loss) earnings available for
     common stockholders.....................  $     (56,328)  $       1,098   $     (59,791)  $      (1,176)  $       3,541
                                               ==============  ==============  ==============  ==============  ==============
   (Loss) earnings per share:
     Basic...................................  $       (2.90)  $        0.06   $       (3.08)  $       (0.06)  $        0.18
     Diluted.................................  $       (2.90)  $        0.06   $       (3.08)  $       (0.06)  $        0.18
   Weighted average common shares outstanding:
     Basic...................................     19,395,337      19,430,896      19,395,952      19,385,946      19,369,326
     Diluted.................................     19,395,337      19,500,227      19,395,952      19,385,946      19,817,279
   Market prices of common stock:
     High ...................................  $       16.13   $        4.94   $       12.63   $       16.13   $       15.63
     Low ....................................  $        2.28   $        2.28   $        4.13   $       12.13   $       11.63

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19--BUSINESS SEGMENT REPORTING

     The Company has analyzed overall business and operations, and views its business as consisting of two reportable business segments; core bank operations and credit card operations. The financial performance of these business segments is measured by the Company's profitability reporting processes. The following describes these two business segments:

   CORE BANK OPERATIONS

     The principal business activities of this segment are attracting funds from the general public and other institutions, originating and investing in real estate related assets, including mortgage loans and MBS, and investment securities and selling uninsured investment products. This segment's primary sources of revenue are interest income earned on real estate related assets, investment securities and funding provided to the credit card operations, fees earned in connection with loans and deposits and fees earned from the sale of uninsured investment products. This segment's principal expenses are interest incurred on interest-bearing liabilities, including deposits and borrowings, provisions for estimated loan losses, retail branch system costs, mortgage servicing and origination costs and executive and administrative expenses.

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

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table shows the net income or loss for the core bank operations and the credit card operations for the periods indicated. In computing net interest income, funding costs are charged to the credit card operations based on a rolling twelve-month average of one-year fixed rate FHLB advances. All indirect general and administrative expense not specifically identifiable with either of the two business segments are allocated on the basis of direct operating expenses. Indirect general and administrative expenses subject to allocation were $10.5 million and $11.9 million for 1999 and 1998, respectively, with no corresponding amount in 1997.

                                                                          YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                   1999            1998             1997
                                                              --------------  --------------  --------------
                                                                          (DOLLARS IN THOUSANDS)
     CORE BANK OPERATIONS:
        Net interest income.................................  $      69,931   $      73,253   $      79,976
        Provision for estimated loan losses (1).............        (14,300)        (13,413)         13,004
        Noninterest income..................................         13,753          13,003           3,845
        Gain on sale of branches............................          5,914              --              --
        Operating expense...................................         69,101          79,620          63,096
        Income tax expense (benefit)........................             --           3,870          (8,100)
                                                              --------------  --------------  --------------

          Net earnings (2)..................................  $      34,797   $      16,179   $      15,821
                                                              ==============  ==============  ==============

        Operating Ratios:
          Net interest margin...............................           2.26%           1.81%           2.05%
          Efficiency ratio..................................          80.68%          88.33%          67.46%
          Return on average assets..........................           1.09%           0.38%           0.35%
          Return on average equity..........................          37.46%          10.86%           7.43%
        Selected Average Balance Sheet Components:
          Loans.............................................  $   2,240,849   $   2,665,050   $   2,797,556
,          Earning assets....................................     3,108,536       4,057,172       3,545,741
          Total assets......................................      3,192,646       4,204,914       3,633,695
          Deposits..........................................      2,638,472       2,994,618       2,642,560
     CREDIT CARD OPERATIONS:
        Net interest income.................................  $      36,787   $      17,890   $       1,022
        Provision for estimated loan losses.................         93,100          86,445              --
        Noninterest income..................................         29,693          21,415              45
        Operating expense...................................         33,039          25,339              --
                                                              --------------  --------------  --------------

          Net loss (2)......................................  $     (59,659)  $     (72,479)  $       1,067
                                                              ==============  ==============  ==============

        Operating Ratios:
          Net interest margin...............................          12.95%           8.69%           8.10%
          Efficiency ratio..................................          49.70%          64.47%            N/A
        Selected Average Balance Sheet Components:
          Credit card loans.................................  $     283,435   $     205,921   $      12,637
          Total assets......................................        228,688         168,610          12,802

------------------
(1) Negative amounts represent recoveries of previously established allowance for loan losses.
(2) The segment earnings reported in the table do not include preferred dividends paid to holders of the preferred stock issued by Fidelity Federal Bank. These dividends are reported as minority interest in subsidiary in the consolidated financial statements and were $28,000 in 1999 and 1998 and $4.2 million in 1997.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20--PARENT COMPANY CONDENSED FINANCIAL INFORMATION

     This information should be read in conjunction with the other notes to the consolidated financial statements.

                              BANK PLUS CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                    1999          1998
                                                                                ------------  ------------
                                                                                  (DOLLARS IN THOUSANDS)
      ASSETS:
         Cash and cash equivalents............................................. $       649   $       719
         Loans receivable......................................................         159           445
         Investment in Preferred Stock of subsidiary...........................      51,478        51,478
         Investment in subsidiaries............................................     105,311       129,661
         Other assets..........................................................         418           251
                                                                                ------------  ------------

      Total Assets............................................................. $   158,015   $   182,554
                                                                                ============  ============

      LIABILITIES AND STOCKHOLDERS' EQUITY:
         Liabilities:
           Senior Notes........................................................ $    51,478   $    51,478
           Other liabilities...................................................       1,089           893
                                                                                ------------  ------------
              Total Liabilities................................................      52,567        52,371
         Stockholders' equity..................................................     105,448       130,183
                                                                                ------------  ------------

      Total Liabilities and Stockholders' Equity............................... $   158,015   $   182,554
                                                                                ============  ============

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              BANK PLUS CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                   1999            1998             1997
                                                              --------------  --------------  --------------
                                                                          (DOLLARS IN THOUSANDS)

      INCOME:
         Interest income....................................  $          20   $          32   $          49
         Interest expense...................................          6,207           6,199           2,782
                                                              --------------  --------------  --------------
      Net interest (expense) income.........................         (6,187)         (6,167)         (2,733)
                                                              --------------  --------------  --------------
      OPERATING EXPENSE:
         Personnel and benefits.............................             59               3              --
         Occupancy                                                      268             150             257
         Professional services..............................            738             187             219
         Intercompany expense allocation....................            393             359             271
         Write-off of investment............................             --             558              --
         Other..............................................            218              49              93
                                                              --------------  --------------  --------------
           Total operating expense..........................          1,676           1,306             840
                                                              --------------  --------------  --------------
      Loss before income taxes..............................         (7,863)         (7,473)         (3,573)
      Income tax expense (benefit)..........................         (1,458)            180            (384)
                                                              --------------  --------------  --------------
      Loss before equity in undistributed (loss)
         earnings and minority interest of subsidiaries.....         (6,405)         (7,653)         (3,189)
      Equity in undistributed net (loss) earnings
         of subsidiaries....................................        (18,457)        (48,647)         20,077
      Minority interest in subsidiary.......................            (28)            (28)         (4,235)
                                                              --------------  --------------  --------------

      Net (loss) earnings...................................  $     (24,890)  $     (56,328)  $      12,653
                                                              ==============  ==============  ==============

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              BANK PLUS CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                   1999            1998             1997
                                                              --------------  --------------  --------------
                                                                          (DOLLARS IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) earnings.....................................  $     (24,890)  $     (56,328)  $      12,653
    Equity in undistributed net loss
      (earnings) of subsidiaries............................         18,457          48,647         (20,077)
    Minority interest in subsidiary.........................             28              28           4,235
    Amortization of exchange offer..........................             29              22              22
    Other assets (increase) decrease........................           (126)            234            (417)
    Senior Notes interest payable, increase.................             --              --             790
    Other liabilities (decrease) increase...................           (240)            (39)             12
                                                              --------------  --------------  --------------
      Net cash used in operating activities.................         (6,742)         (7,436)         (2,782)
                                                              --------------  --------------  --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in Bank Plus Credit Services Corporation.....          2,226          (4,500)             --
    Investment in FFB.......................................         (2,200)             --              --
    Loans receivable decrease...............................            444             120             144
                                                              --------------  --------------  --------------
      Net cash provided by (used in) investment
        activities..........................................            470          (4,380)            144
                                                              --------------  --------------  --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends from subsidiaries.............................          6,189          11,322           2,290
    Proceeds from exercise of stock options.................             13             239             530
                                                              --------------  --------------  --------------
      Net cash provided by financing activities.............          6,202          11,561           2,820
                                                              --------------  --------------  --------------
 Net (decrease) increase in cash and cash equivalents.......            (70)           (255)            182
 Cash and cash equivalents at beginning of period...........            719             974             792
                                                              --------------  --------------  --------------

 Cash and cash equivalents at the end of period.............  $         649   $         719   $         974
                                                              ==============  ==============  ==============

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
    FINANCING ACTIVITIES:
    Exchange of Preferred Stock for Senior Notes............  $          --   $          --   $      51,478
    Stock award and restricted stock issued.................  $         142   $          --   $          --
    Bank Plus Credit Services dissolution and
      contribution to Fidelity..............................  $       3,612   $          --   $          --

NOTE 21--SUBSEQUENT EVENTS

     Fidelity has signed definitive agreements with two separate institutions to sell a total of five of Fidelity's branch offices with approximately $350 million in deposits. The Company expects to fund the deposit sales with approximately $250 million in multifamily loans and the remainder in cash. The Bank has received approval from the OTS for these transactions. The Bank anticipates that these transactions will be completed in the first and second quarters of 2000.

     On March 23, 2000 First Alliance Corporation and its subsidiaries (collectively "FACO"), the marketer of the real estate secured credit card program, announced that they had filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. Under the Bank's credit card program agreement with FACO, FACO was (1) obligated to repurchase credit card accounts

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


when they became over 120 days delinquent and (2) upon termination of the program, FACO or its designee was obligated to purchase all of the outstanding accounts under the program. The term of the program agreements expired on February 24, 2000 and the Bank made a demand upon FACO to purchase all of the outstanding accounts of the program. It is uncertain what effect the filing of the petition for bankruptcy will have on FACO's obligations under the program agreements. If FACO does not perform its obligations under the agreement, the Company may be required to record a loss to the extent that estimated charge-offs exceed the cash reserves held by the Company. As of February 29, 2000, the balance of accounts and related cash reserves of this program were $16.4 million and $2.7 million, respectively.