Form 10-Q
period 2000-03-31
BANK PLUS CORP
filed 2000-05-15
CIK 1012616

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                    FORM 10-Q
(Mark One)

   |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                            ------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __

     As of April 30, 2000, Registrant had outstanding 19,441,866 shares of Common Stock, par value $.01 per share.

================================================================================

                              BANK PLUS CORPORATION


                                TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition as of March 31, 2000 and
                 December 31, 1999.....................................................................    1

              Consolidated Statements of Operations for the quarters March 31, 2000 and 1999...........    2

              Consolidated Statements of Comprehensive Income for the quarters ended
                 March 31, 2000 and 1999...............................................................    3

              Consolidated Statements of Cash Flows for the quarters ended March 31, 2000 and 1999.....    4

              Notes to Consolidated Financial Statements...............................................    5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations............................................................................    7

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................   28

Item 4.       Submission of Matters to a Vote of Security Holders......................................   33

Item 6.       Exhibits and Reports on Form 8-K.........................................................   33

                 a. Exhibits...........................................................................   33

                 b. Reports on Form 8-K................................................................   34

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                                        MARCH 31,     DECEMBER 31,
                                                                                          2000            1999
                                                                                     --------------  --------------
ASSETS:
   Cash and cash equivalents......................................................   $     156,806   $      89,541
   Mortgage-backed securities ("MBS") available for sale, at fair value...........         285,404         320,233
   Loans held for sale, net of allowance for estimated loan losses and
     fair value adjustment of $50,102 at March 31, 2000...........................          33,791               -
   Loans receivable, net of allowances for estimated loan losses of $33,258
     and $60,278 at March 31, 2000 and December 31, 1999, respectively............       1,794,178       2,169,381
   Investment in Federal Home Loan Bank ("FHLB") stock............................          31,572          31,142
   Premises and equipment.........................................................          32,572          33,441
   Other assets...................................................................          39,465          39,714
                                                                                     --------------  --------------
     Total Assets.................................................................   $   2,373,788   $   2,683,452
                                                                                     ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Deposits.....................................................................   $   2,213,212   $   2,501,246
     FHLB advances................................................................           6,000          20,000
     Senior notes.................................................................          51,478          51,478
     Other liabilities............................................................          25,482          14,280
                                                                                     --------------  --------------
        Total Liabilities.........................................................       2,296,172       2,587,004
                                                                                     --------------  --------------

   Commitments and contingencies

   Minority interest..............................................................             272             272

   Stockholders' equity:
     Common stock:
        Common stock, par value $.01 per share; 78,500,000 shares
          authorized; 19,470,400 and 19,463,343 shares outstanding
          at March 31, 2000 and December 31, 1999, respectively...................             195             195
     Paid-in capital..............................................................         275,305         275,285
     Accumulated other comprehensive loss.........................................          (8,935)         (9,272)
     Accumulated deficit..........................................................        (189,221)       (170,032)
                                                                                     --------------  --------------
        Total Stockholders' Equity................................................          77,344          96,176
                                                                                     --------------  --------------
Total Liabilities and Stockholders' Equity........................................   $   2,373,788   $   2,683,452
                                                                                     ==============  ==============


                                  See notes to consolidated financial statements.


                     BANK PLUS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     QUARTER ENDED MARCH 31,
                                                                                 ------------------------------
                                                                                      2000            1999
                                                                                 --------------  --------------
INTEREST INCOME:
   Loans......................................................................   $      45,051   $      57,960
   MBS........................................................................           5,218           5,772
   Investment securities and other............................................           2,054           4,671
                                                                                 --------------  --------------
     Total interest income....................................................          52,323          68,403
                                                                                 --------------  --------------
INTEREST EXPENSE:
   Deposits...................................................................          27,279          31,123
   FHLB advances..............................................................             180           8,245
   Other borrowings...........................................................           1,572           1,576
                                                                                 --------------  --------------
     Total interest expense...................................................          29,031          40,944
                                                                                 --------------  --------------
Net interest income...........................................................          23,292          27,459
Provision for estimated loan losses...........................................           8,000          13,000
                                                                                 --------------  --------------
Net interest income after provision for estimated loan losses.................          15,292          14,459
                                                                                 --------------  --------------
NONINTEREST INCOME (EXPENSE):
   Loan fee income............................................................             815             729
   Credit card fees...........................................................           3,608          10,337
   Fee income from the sale of uninsured investment products..................           2,006           1,555
   Fee income from deposits and other fee income..............................             922             870
   Gain on sale of branches, net..............................................          19,577              --
   Loans held for sale valuation adjustment...................................         (32,400)             --
   Other income...............................................................              --           1,316
   Real estate operations, net................................................            (131)           (430)
                                                                                 --------------  --------------
     Total noninterest income.................................................          (5,603)         14,377
                                                                                 --------------  --------------
OPERATING EXPENSE:
   Personnel and benefits.....................................................          11,847          10,907
   Occupancy..................................................................           4,143           3,661
   Federal Deposit Insurance Corporation ("FDIC") insurance...................           1,598           2,255
   Professional services......................................................           3,924           3,537
   Credit card data processing................................................           1,097           3,955
   Office-related expenses....................................................           1,412           1,352
   Other......................................................................           4,851           1,165
                                                                                 --------------  --------------
     Total operating expense..................................................          28,872          26,832
                                                                                 --------------  --------------
(Loss) earnings before income taxes and minority interest in subsidiary.......         (19,183)          2,004
Income tax expense............................................................              --              --
                                                                                 --------------  --------------
(Loss) earnings before minority interest in subsidiary........................         (19,183)          2,004
Minority interest in subsidiary...............................................               7               7
                                                                                 --------------  --------------
(Loss) earnings available for common stockholders.............................   $     (19,190)  $       1,997
                                                                                 ==============  ==============

(LOSS) EARNINGS PER SHARE ("EPS")
   Basic......................................................................   $       (0.99)  $        0.10
                                                                                 ==============  ==============
   Diluted....................................................................   $       (0.99)  $        0.10
                                                                                 ==============  ==============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic......................................................................      19,470,400      19,455,887
                                                                                 ==============  ==============
   Diluted....................................................................      19,470,400      19,698,549
                                                                                 ==============  ==============


                                  See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)


                                                                                QUARTER ENDED MARCH 31,
                                                                           ------------------------------
                                                                               2000             1999
                                                                           --------------  --------------
(Loss) earnings available for common stockholders......................    $     (19,190)  $       1,997
                                                                           --------------  --------------

Other comprehensive earnings:
   Investment and MBS AFS:
     Unrealized holding gains arising during the period, net...........              337             556
                                                                           --------------  --------------
   Other comprehensive earnings........................................              337             556
                                                                           --------------  --------------

Comprehensive (loss) earnings..........................................    $     (18,853)  $       2,553
                                                                           ==============  ==============






                            See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                     QUARTER ENDED MARCH 31,
                                                                                --------------------------------
                                                                                    2000              1999
                                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings.................................................         $     (19,190)    $       1,997
   Adjustments to reconcile net (loss) earnings to net
     cash provided by operating activities:
        Provisions for estimated loan and real estate losses...........                 8,011            13,014
        Writedown of credit card loans.................................                32,400                --
        Net gain on sale of loans and securities.......................                    (1)               (2)
        FHLB stock dividends...........................................                  (433)             (807)
        Depreciation and amortization..................................                 1,999             2,042
        Accretion of premiums, net deferred loan fees and credit
          card fees and amortization of discounts......................                (1,306)           (6,384)
   Interest receivable increase........................................                 1,155             1,630
   Other assets (increase) decrease....................................                (2,133)            3,328
   Interest payable increase (decrease)................................                   126            (1,659)
   Other liabilities increase (decrease)...............................                11,212            (1,533)
                                                                                --------------    --------------
     Net cash provided by operating activities.........................                31,840            11,626
                                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of investment securities AFS.............................                    --            28,831
   Principal repayments of MBS AFS.....................................                34,809           125,325
   Loans receivable, net decrease......................................               302,017            70,916
   Proceeds from sales of real estate..................................                 1,283             4,967
   Purchases of premises and equipment.................................                  (650)             (537)
                                                                                --------------    --------------
     Net cash provided by investing activities.........................               337,459           229,502
                                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Demand deposits and passbook savings, net decrease..................               (60,880)             (271)
   Certificate accounts, net decrease..................................              (227,154)         (162,262)
   Proceeds from FHLB advances.........................................                 6,000                --
   Repayments of FHLB advances.........................................               (20,000)               --
                                                                                --------------    --------------
     Net cash used in financing activities.............................              (302,034)         (162,533)
                                                                                --------------    --------------
Net increase in cash and cash equivalents..............................                67,265            78,595
Cash and cash equivalents at beginning of period.......................                89,541           380,507
                                                                                --------------    --------------
Cash and cash equivalents at end of period.............................         $     156,806     $     459,102
                                                                                ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid on deposits, advances and other borrowings............         $     (28,523)    $     (42,236)
   Income tax refunds (payments).......................................                    24              (155)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Real estate acquired through foreclosure............................                   543             5,015
   Stock awards and restricted stock issued............................                    20                --


                                  See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Bank Plus Corporation ("Bank Plus") and subsidiaries. Bank Plus is the holding company for Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries (the "Bank" or "Fidelity") and Gateway Investment Services, Inc. ("Gateway") a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer (collectively, the "Company"). The Company offers a broad range of consumer financial services, including demand and term deposits, uninsured investment products, including mutual funds and annuities and loans. Fidelity operates through 31 full-service branches, 30 of which are located in Southern California, principally in Los Angeles and Orange counties, and one of which is located in Bloomington, Minnesota. Two of the 31 branches, including the Bloomington, Minnesota branch, are subject to contracts of sale.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 2000 and December 31, 1999, and the results of operations, statements of comprehensive income and statements of cash flows for the three months ended March 31, 2000 and 1999. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 2000 presentation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. The financial information provided herein, including the information under the heading Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto, as of December 31, 1999, together with the MD&A as of such date.

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

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000


2. EARNINGS PER SHARE

     The reconciliation of the numerators and denominators used in basic and diluted (loss) earnings per share ("EPS") follows for the periods indicated:

                                                                                  QUARTER ENDED MARCH 31,
                                                                              -----------------------------
                                                                                  2000            1999
                                                                              -------------   -------------
                                                                                  (DOLLARS IN THOUSANDS,
                                                                                 EXCEPT PER SHARE AMOUNTS)

      (Loss) earnings available for common stockholders.......................$    (19,190)   $      1,997
                                                                              =============   =============
      Weighted average common shares outstanding:
          Basic...............................................................  19,470,400      19,455,887
          Effect of dilutive securities - stock options.......................          --         225,564
          Effect of dilutive securities - deferred stock awards...............          --          17,098
                                                                              -------------   -------------
          Diluted.............................................................  19,470,400      19,698,549
                                                                              =============   =============
      (Loss) earnings per share:
          Basic...............................................................$      (0.99)   $       0.10
          Effect of dilutive securities - stock options.......................          --              --
          Effect of dilutive securities - deferred stock awards...............          --              --
                                                                              -------------   -------------
          Diluted.............................................................$      (0.99)   $       0.10
                                                                              =============   =============


3. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137. "Accounting for Derivative instruments and Hedging Activities -- Deferred at the Effective Date of SFAS Statement No. 133", effective for financial statements for periods beginning after December 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement allows derivatives to be designated as hedges only if certain criteria are met, with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income. At this time, the Company has not determined whether the adoption of SFAS No. 133 will have a material impact on its operations and financial position.

     On March 31, 1999, the FASB issued an Exposure Draft, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, which is expected to result in a FASB Interpretation of certain practices issues related to the application of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The FASB plans to issue a final Interpretation in the first quarter of 2000. Among other things the Exposure Draft addressed the accounting for changes to the exercise price or the number of shares to be issued under a stock option grant that originally qualified as a fixed award. The FASB concluded if the terms of a stock option, which was originally accounted for as a fixed award, are modified during the option term to change the exercise price or the number of shares to be issued, that option shall be accounted for as a variable award, thereby, requiring the measurement of compensation cost from the date of modification to the date of exercise. With the exceptions identified below, the final Interpretation is expected to be effective on and after July 1, 2000, and the effects of applying the Interpretation shall be recognized on a prospective basis. With respect to the guidance regarding direct and indirect repricings and new grants or awards for purposes of determining whether the grantee meets the definition of an employee under Opinion No. 25 the effective date will be December 15, 1998, however the effects of application can only be recognized after June 30, 2000. Because the Company has in the past modified the exercise price on certain options there may be a negative affect on future operations depending on the future movement of the Company's stock price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements included in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Bank Plus and Fidelity to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are referred to in Bank Plus's most recent Annual Report on Form 10-K as of December 31, 1999. A number of other factors may have a material adverse effect on the Company's financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; movements in market interest rates that reduce our margins or the fair value of the financial instruments we hold; restrictions imposed on the Bank's operations by regulators such as a prohibition on the payment of dividends to Bank Plus; failure of the Bank and third parties to enter into written definitive agreements on significant transactions and to close such transactions; failure of regulatory authorities to issue approvals or non-objection to material transactions involving the Bank; actions by the Bank's regulators that could adversely affect the Bank's capital levels; an increase in the number of customers seeking protection under the bankruptcy laws which increases the amount of charge-offs; the effects of fraud or other contract breaches by third parties or customers; the effectiveness of the Company's collection efforts and the outcome of pending and future litigation. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Bank Plus disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


RECENT DEVELOPMENTS

     During the first quarter of 2000, the following non-operating events occurred:

o On March 31, 2000 the Bank completed the sale of five of its retail branches with $333 million of deposits in two separate transactions. These sales were funded with $250 million of multifamily loans, $59 million of cash and $4 million of other assets. The $19.6 million net gain recorded includes the expenses of the transactions and losses incurred in the disposition of mortgage loans delivered in the transactions.

o The Company recorded a valuation loss of $32.4 million reducing the carrying value of the MMG Direct, Inc. ("MMG") portfolio to its estimated fair value, which is reported on the statement of financial condition as loans held for sale. The Company has completed marketing and is currently negotiating the sale of the MMG portfolio and its credit card servicing operations located in Beaverton, Oregon. This transaction may include an option for the purchaser to acquire the American Direct Credit, LLC ("ADC") portfolio in the future. The prospective purchaser is currently completing its due diligence and, as such, no assurances can be given that the potential sale of these assets will be completed, or if completed, at the prices or terms currently indicated. If a decision is made to sell the ADC portfolio the Company expects, based upon current information, that a valuation loss to reduce the carrying value of the ADC portfolio to its estimated fair value could approximate the percentage loss recorded on the MMG portfolio.

o The Company has negotiated agreements and agreements in principle to settle the various individual and purported class action lawsuits filed in Alabama relating to the ADC credit card portfolio and is pursuing similar negotiations in Mississippi. The Company recorded a $4.0 million charge in the first quarter which represents the estimated settlement costs. The settlements are subject to the execution of definitive settlement agreements by the parties involved, confirmation by the various courts having jurisdiction over these cases and approval or non-objection by the OTS. There can be no assurance that (i) settlement agreements acceptable to the Company will be executed, (ii) the settlements will be confirmed by the courts, (iii) the settlements will be acceptable to the OTS and (iv) new lawsuits of a similar nature will not be filed in the future.

     In February 24, 2000 the term of the First Alliance Mortgage Company ("FAMCO") program expired and the Bank notified FAMCO that it would not be extending the term of the agreements. Under the terms of the agreements, upon termination FAMCO or its designee was required to purchase the outstanding accounts and receivables. FAMCO has contended that it has no obligation to purchase, or cause a designee to purchase, all of the outstanding accounts and receivables under the FAMCO program. On March 23, 2000, First Alliance Corporation and its subsidiaries (collectively "FACO") including FAMCO announced that they had filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. It is uncertain what effect the filing of the petitions for bankruptcy will have on FAMCO's obligations under the program agreements. If FAMCO does not perform its obligations under the agreement, the Company may be required to record a loss to the extent that estimated charge-offs exceed the cash reserves held by the Company. Fidelity is one of FACO's 20 largest unsecured creditors and is represented on FACO's creditors committee.

     The Company is currently exploring the potential sale of this portfolio to mitigate its damages from FAMCO's breach of contract. To the extent that the carrying value of the portfolio may exceed the potential sale proceeds the deficiency will constitute a claim to be satisfied with other claims in the bankruptcy proceedings. Fidelity currently holds $2.7 million in cash deposits securing FAMCO's obligation to purchase charged-off accounts under the agreements. Following the bankruptcy petitions, it is uncertain whether this collateral will be available to cover future charge-offs or any deficiency that may arise upon the sale of the portfolio. As of March 31, 2000 outstanding balances and delinquent accounts under the FAMCO program were $15.5 million and 18.8%, respectively.

     The Bank has entered into a definitive agreement with First Bank of Beverly Hills to sell its Beverly Hills branch with deposits of $88 million as of March 31, 2000. The Bank expects to fund the deposit sale with cash and anticipates the sale will be completed in the second quarter of 2000. Because the transaction is subject to regulatory approval and other considerations, no assurances can be given that the transaction will be completed, or if completed, will be completed in the second quarter.

     While the Company had originally contemplated the need to sell up to $600 million of deposits, due to improvements in the results of credit card operations during the first quarter it appears that this deposit sale, together with the deposit sales of $333 million completed at the end of the first quarter, will be sufficient to allow the Company to achieve its 2000 business strategy objectives. If the sale of the Beverly Hills branch is consummated, the Company expects that the ADC portfolio will likely be classified as held for sale. To assist the Board of Directors and management in the evaluation of the Company's strategic alternatives the Board is currently interviewing financial advisors and will make an announcement if and when an advisor has been retained.


RESULTS OF OPERATIONS

SUMMARY

     The Company reported a net loss of $19.2 million for the quarter ended March 31, 2000, as compared to net earnings of $2.0 million for the corresponding period in 1999. Net income from core bank operations was $20.6 million for the quarter ended March 31, 2000 as compared to $5.3 million for the corresponding period in 1999. The net loss from the credit card operations was $39.8 million for the quarter ended March 31, 2000 as compared to $3.3 million for the corresponding period in 1999. Excluding the non-operating items described above, the Company reported an overall net loss of $2.4 million for the 2000 first quarter with the core bank operations generating net income of $1.0 million and the credit card operations incurring a net loss of $3.4 million.

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

                                                                                         QUARTER ENDED
                                                                                           MARCH 31,
                                                                                  ----------------------------
                                                                                      2000            1999
                                                                                  -------------  -------------
                                                                                    (DOLLARS IN THOUSANDS)
CORE BANK OPERATIONS:
   Net interest income.........................................................   $     16,392   $     17,331
   Provision for estimated loan losses (1).....................................            542         (2,237)
   Noninterest income..........................................................          3,612          4,040
   Gain on sale of branches....................................................         19,577             --
   Operating expense...........................................................         18,412         18,325
                                                                                  -------------  -------------
     Net earnings(2)...........................................................   $     20,627   $      5,283
                                                                                  =============  =============

   Operating Ratios:
     Net interest margin.......................................................           2.57%          1.98%
     Efficiency ratio..........................................................          91.45%         80.46%
     Return on average assets (3)..............................................           0.16%          0.59%
     Return on average equity (3)..............................................           5.70%         21.27%

   Selected Average Balance Sheet Components:
     Loans.....................................................................   $  1,979,587   $  2,395,845
     Earnings assets...........................................................      2,545,258      3,417,260
     Total assets..............................................................      2,668,444      3,587,564
     Deposits..................................................................      2,511,405      2,820,311

CREDIT CARD OPERATIONS:
   Net interest income.........................................................   $      6,900   $     10,128
   Provision for estimated loan losses.........................................          7,458         15,237
   Noninterest income..........................................................          3,608         10,337
   Loans held for sale valuation adjustment....................................        (32,400)            --
   Operating expense...........................................................         10,460          8,507
                                                                                  -------------  -------------
     Net loss(2)...............................................................   $    (39,810)  $     (3,279)
                                                                                  =============  =============
   Operating Ratios:
     Net interest margin.......................................................          14.02%         12.09%
     Efficiency ratio..........................................................          61.48%         41.57%

   Selected Average Balance Sheet Components:
     Credit card loans.........................................................   $    196,777   $    337,627
     Total assets..............................................................        146,998        287,379

------------

(1) Negative amounts represent recoveries of previously established allowance for loan losses.
(2) The segment earnings reported in the table do not include preferred dividends paid to holders of the preferred stock issued by Fidelity Federal Bank. These dividends are reported as minority interest in subsidiary in the consolidated financial statements and were $7,000 in the first quarter of 2000 and 1999.
(3)  Excluding gain on sale of branches.

CORE BANK OPERATIONS

     Net interest income was $16.4 million in the 2000 first quarter as compared to $17.3 million in the 1999 first quarter. The decrease in interest income over the year-ago quarter was primarily due to a decrease in interest earning assets as a result of deposit sales and other reductions in the Bank's balance sheet effected during 1999 to achieve well capitalized status for regulatory purposes, offset by improvements in the interest margin. Average interest earning assets were $2.5 billion and $3.4 billion for the quarters ended March 31, 2000 and March 31, 1999 respectively.

     The net yield on interest earnings assets increased to 2.57% in the 2000 first quarter as compared to 1.98% for the 1999 first quarter as a result of an increase in yield on interest earning assets from 6.84% to 7.15% and a decrease in the cost of funds. The yield on the MBS and investment portfolios increased in the 2000 first quarter as compared to the 1999 first quarter because of higher investment returns in the market and lower premium amortization resulting from a reduction in prepayments. The decrease in the Bank's cost of funds from 4.80% in the 1999 first quarter to 4.53% in the 2000 first quarter occurred during a period of time in which the FHLB Eleventh District Cost of Funds Index ("COFI") increased from 4.52% in March 1999 to 5.00% in March 2000. The Bank's costs of funds was 42 basis points below COFI at March 31, 2000, as compared to 23 basis points higher than COFI at March 1999. This improvement of 65 basis points in the Bank's cost of funds as compared to COFI was the result of (i) the Bank's deposit repricing and conversion program, which was implemented in the fourth quarter of 1998 to reduce the amount of high balance certificate of deposits ("CDs") and reduce the overall cost of deposits, and (ii) the paydown of most of the Bank's borrowings which had interest rates significantly higher than the Bank's deposits.

     The negative provisions for loan losses in prior periods represent net recoveries of specific valuation reserves and reduced estimates of future loan losses resulting from continuing improvements in the asset quality of the Bank's mortgage loan portfolio.

     Excluding the $19.6 million net gain on deposit sales, net noninterest income for the quarter was $3.6 million as compared to $4.0 million for the 1999 first quarter. The 1999 first quarter net noninterest income included $1.3 million of ATM cash service fees from the Americash program which was discontinued in that quarter. The core bank operation generated record investment product sales of $50 million in the 2000 first quarter resulting in increased fees of $0.5 million as compared to the 1999 first quarter.

     Operating expenses for the 2000 first quarter were $0.1 million higher than the 1999 first quarter primarily due to higher compensation expense of $1.2 million offset by lower FDIC expense of $0.7 million and lower Y2K compliance expense of $0.4 million. The increase in compensation expense is primarily due to additional lending personnel and company-wide merit increases in the first quarter of 2000. The Company had not provided merit increases to its employees since the beginning of 1998.


CREDIT CARD OPERATIONS

     Net interest income was $6.9 million in the 2000 first quarter as compared to $10.1 million in the 1999 first quarter. The decline in net interest income reflects the ongoing reductions in outstanding balances in the credit card portfolio.

     The provision for estimated loan losses was $7.5 million in the 2000 first quarter as compared to $15.2 million in the 1999 first quarter. The decrease from the first quarter of 1999 was the result of decreases in total balances outstanding and improving delinquency trends in the portfolio.

     Excluding the $32.4 million writedown of the MMG portfolio to its estimated fair value, noninterest income from credit card fees was $3.6 million in the 2000 first quarter compared to $10.3 million in the 1999 first quarter. The decrease in fees as compared to the 1999 first quarter was primarily due to a decrease in deferred origination fees associated with the cessation of new originations in the MMG portfolio in 1998. Net deferred origination fees were $4.6 million in the first quarter of 1999 with no comparable amount in the first quarter of 2000. Also, recurring fees decreased due to a declining number of accounts in the portfolio and decreases in delinquencies which resulted in lower interchange and late fees.

     Excluding the $4.0 million ADC-related litigation resolution charge, operating expenses decreased to $6.5 million in the first quarter of 2000 compared to $8.5 million in the 1999 first quarter primarily due to a combination of lower transaction volumes and a reduction in processing rates associated with a change in the service provider, partly offset by higher litigation expenses.

Net Interest Income

     The following tables present the primary determinants of net interest income for the periods indicated. For the purpose of this analysis, nonaccruing mortgage loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

                                                              QUARTER ENDED MARCH 31,
                                      ---------------------------------------------------------------------------
                                                      2000                                    1999
                                      -------------------------------------  ------------------------------------
                                         AVERAGE                  AVERAGE       AVERAGE                 AVERAGE
                                          DAILY                    YIELD/        DAILY                   YIELD/
                                         BALANCE      INTEREST      RATE        BALANCE      INTEREST     RATE
                                      -------------  ----------  ----------  -------------  ---------- ----------
                                                                (DOLLARS IN THOUSANDS)
 Interest-earning assets:
   Loans .............................$  1,979,587   $  36,261        7.33%  $  2,395,845   $  44,606       7.45%
   Credit card loans..................     196,777       8,790       17.87        337,627      13,354      15.82
   MBS................................     307,384       5,218        6.79        410,853       5,772       5.62
   Investment securities .............      96,008       1,620        6.77        298,329       3,864       5.25
   Investment in FHLB stock ..........      31,433         434        5.54         65,983         807       4.96
                                      -------------  ----------              -------------  ---------- ----------
      Total interest-earning assets ..   2,611,189      52,323        8.02      3,508,637      68,403       7.81
                                                     ----------                             ----------
 Noninterest-earning assets ..........      73,407                                111,434
                                      -------------                          -------------
 Total assets.........................$  2,684,596                           $  3,620,071
                                      ============                           =============

Interest-bearing liabilities:
   Deposits:
    Demand deposits...................$    376,789       1,273        1.36   $    373,729       1,132       1.23
    Savings deposits..................     101,298         718        2.85        118,364         831       2.85
    Time deposits ....................   2,033,318      25,288        4.93      2,328,218      29,160       5.02
                                      -------------  ----------              -------------  ---------- ----------
      Total deposits .................   2,511,405      27,279        4.37      2,820,311      31,123       4.48
 Borrowings ..........................      59,819       1,752       11.78        636,478       9,821       6.26
                                      -------------  ----------              -------------  ---------- ----------
      Total interest-bearing
        liabilities...................   2,571,224      29,031        4.53      3,456,789      40,944       4.80
                                                     ----------                             ----------
 Noninterest-bearing liabilities......      24,238                                 33,882
 Preferred stock issued by
   consolidated subsidiary............         272                                    272
 Stockholders' equity.................      88,862                                129,128
                                      -------------                          -------------
 Total liabilities and equity.........$  2,684,596                           $  3,620,071
                                      =============                          =============
 Net interest income; interest rate
   spread.............................               $  23,292        3.49%                 $  27,459       3.01%
                                                     ==========  ==========                 ========== ==========
 Net yield on interest-earning assets.                                3.56%                                 3.08%
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

                                                                           QUARTER ENDED MARCH 31, 2000
                                                                            COMPARED TO MARCH 31, 1999
                                                                              FAVORABLE (UNFAVORABLE)
                                                                  --------------------------------------------
                                                                     VOLUME          RATE             NET
                                                                  -------------  -------------   -------------
                                                                               (DOLLARS IN THOUSANDS)
Interest income:
   Loans.....................................................     $     (7,637)  $       (708)   $     (8,345)
   Credit card loans.........................................           (6,123)         1,559          (4,564)
   MBS.......................................................           (1,619)         1,065            (554)
   Investment securities.....................................           (3,162)           918          (2,244)
   Investment in FHLB stock..................................             (461)            88            (373)
                                                                  -------------  -------------   -------------
     Total interest income ..................................          (19,002)         2,922         (16,080)
                                                                  -------------  ------------    -------------
Interest expense:
   Deposits:
     Demand deposits.........................................              (10)          (131)           (141)
     Savings deposits........................................              113             --             113
     Time deposits...........................................            3,393            479           3,872
                                                                  -------------  -------------   -------------
        Total deposits .......................................           3,496            348           3,844
   Borrowings ...............................................           12,938         (4,869)          8,069
                                                                  -------------  -------------   -------------
     Total interest expense ..................................          16,434         (4,521)         11,913
                                                                  -------------  -------------   -------------
Decrease in net interest income .............................     $     (2,568)  $     (1,599)   $     (4,167)
                                                                  =============  =============   =============


INCOME TAXES

     The Company's expected combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. As of March 31, 2000 and December 31, 1999, the Company's significant deferred tax assets, which primarily consisted of net operating loss carryforwards and bad debt timing differences, were reduced by a valuation allowance as required under SFAS No. 109, "Accounting for Income Taxes." As the Company does not anticipate a significant change in the determination of the valuation allowance during 2000, the Company does not expect to record any tax expense or benefit in 2000.

FINANCIAL CONDITION


ASSET QUALITY

     The Company's mortgage loan portfolio is primarily secured by assets located in Southern California and is comprised principally of single family and multifamily residential loans. At March 31, 2000, 27.1% of Fidelity's real estate loan portfolio consisted of California single family residences (1 to 4 units), while 61.7% consisted of California multifamily dwellings of 5 or more units.

     Because 88.5% of the Company's mortgage loan portfolio is secured by properties located in Southern California, the performance of the Company's loans are particularly susceptible to the potential for declines in the Southern California economy, such as increasing vacancy rates, declining rents, increasing interest rates, declining debt coverage ratios, and declining market values for single family, multifamily and commercial properties. In addition, the possibility that borrowers may abandon properties or seek bankruptcy protection with respect to income properties experiencing negative cash flow, particularly where such properties are not cross-collateralized by other performing assets, can also adversely affect portfolio performance.

     The performance of the Bank's credit card portfolio may be adversely affected by a number of factors, including a national or regional economic slowdown or recession, an increase in the number of customers seeking protection under the bankruptcy laws, the effectiveness of the Company's collection efforts, and fraud or breaches of contracts by third parties or customers. In addition, because the portfolio is primarily sub-prime, the Bank has and is expected to continue to experience significantly higher delinquencies and charge-offs in its credit card portfolio than those experienced by other credit card issuers whose portfolio's are not sub-prime.

   DELINQUENT LOANS

     The following tables present net delinquent loans at the dates indicated:

                                                                     QUARTERS ENDED
                                           -------------------------------------------------------------------
                                              MARCH 31,   DECEMBER 31, SEPTEMBER 30,   JUNE 30,    MARCH 31,
                                                2000          1999         1999         1999          1999
                                            ------------  ------------ ------------ ------------  ------------
                                                                 (DOLLARS IN THOUSANDS)
 Mortgage loan delinquencies by number of days:
    30 to 59 days.........................  $     1,987   $     5,210  $     6,641  $     6,087   $     5,026
    60 to 89 days.........................        1,964         3,871        2,633        2,264         4,001
    90 days and over......................        5,462         4,989        6,128        5,905        12,962
                                            ------------  ------------ ------------ ------------  ------------
      Total..............................   $     9,413   $    14,070  $    15,402  $    14,256   $    21,989
                                            ============  ============ ============ ============  ============
    As a percentage of outstanding balances:
      30 to 59 days.......................         0.12%         0.26%        0.31%        0.27%         0.21%
      60 to 89 days.......................         0.11          0.19         0.13         0.10          0.17
      90 days and over....................         0.32          0.25         0.30         0.26          0.55
                                            ------------  ------------ ------------ ------------  ------------
          Total...........................         0.55%         0.70%        0.74%        0.63%         0.93%
                                            ============  ============ ============ ============  ============
 Credit card loan delinquencies by number of days:
    30 to 59 days.........................  $     6,907   $    11,157  $    13,397  $    15,666   $    12,801
    60 to 89 days.........................        5,413         8,438       10,040       13,940        10,485
    90 to 119 days........................        5,108         7,596        9,877       12,075        11,101
    120 to 149 days.......................        4,915         7,213        9,443        8,460        11,148
    150 days and over.....................        4,376         5,706        8,734        6,963         6,670
                                            ------------  ------------ ------------ ------------  ------------
      Total...............................  $    26,719   $    40,110  $    51,491  $    57,104   $    52,205
                                            ============  ============ ============ ============  ============
    As a percentage of outstanding balances:
      30 to 59 days.......................         3.77%         5.30%        5.34%        5.60%         4.12%
      60 to 89 days.......................         2.96          4.00         4.00         4.98          3.38
      90 to 119 days......................         2.79          3.61         3.94         4.31          3.57
      120 to 149 days.....................         2.69          3.42         3.76         3.02          3.59
      150 days and over...................         2.39          2.71         3.48         2.49          2.15
                                            ------------  ------------ ------------ ------------  ------------
        Total.............................        14.60%        19.04%       20.52%       20.40%        16.81%
                                            ============  ============ ============ ============  ============
 Other loan delinquencies by number of days:
    30 to 59 days.........................  $       336   $       735  $       745  $       742   $     1,002
    60 to 89 days.........................           73           234          379          364           182
    90 days and over......................           91           148          123          160           175
                                            ------------  ------------ ------------ ------------  ------------
      Total...............................  $       500   $     1,117  $     1,247  $     1,266   $     1,359
                                            ============  ============ ============ ============  ============
    As a percentage of outstanding balances:
      30 to 59 days.......................         3.95%         7.49%        6.99%        6.07%         9.39%
      60 to 89 days.......................         0.86          2.38         3.56         2.98          1.71
      90 days and over....................         1.07          1.51         1.16         1.31          1.64
                                            ------------  ------------ ------------ ------------  ------------
         Total............................         5.88%        11.38%       11.71%       10.36%        12.74%
                                            ============  ============ ============ ============  ============


     Asset quality in the mortgage loan portfolio continues to be favorable with delinquencies at March 31, 2000 of 0.55% for the overall portfolio and 0.16% for the multifamily portfolio, compared to levels of 0.70% and 0.34%, respectively, as of December 31, 1999.

     Total credit card delinquencies decreased by 33% from the 1999 year-end balances, with delinquencies under the MMG and ADC program decreasing to 13.4% and 15.0%, respectively, at March 31, 2000 from 18.1% and 20.6%, respectively, at December 31, 1999. The recent decreases in delinquencies are the result of a number of factors including changes in collection strategy, aging of the portfolio and seasonal collection trends.

     The following table presents the credit card loan portfolio by program at the dates indicated:

                                                                   QUARTERS ENDED
                                          ------------------------------------------------------------------
                                            MARCH 31,   DECEMBER 31, SEPTEMBER 30,   JUNE 30,     MARCH 31,
                                              2000          1999         1999         1999          1999
                                          ------------  ------------  ------------ ------------  ------------
                                                               (DOLLARS IN THOUSANDS)
  MMG Direct, Inc. outstanding balances:
     Current...........................   $    72,684   $    78,510   $    87,141  $    95,145   $   105,133
     Delinquencies:
       30 to 59 days...................         2,559         4,407         5,344        6,291         6,064
       60 to 89 days...................         2,108         3,617         4,107        5,260         5,765
       90 to 119 days..................         2,156         3,359         4,234        4,796         6,390
       120 to 149 days.................         2,293         3,425         4,163        3,942         7,689
       150 days and over...............         2,093         2,561         3,534        3,837         6,670
                                          ------------  ------------  ------------ ------------  ------------
          Total delinquencies..........        11,209        17,369        21,382       24,126        32,578
                                          ------------  ------------  ------------ ------------  ------------
     Total.............................   $    83,893   $    95,879   $   108,523  $   119,271   $   137,711
                                          ============  ============  ============ ============  ============
     As a percentage of outstanding balances:
       30 to 59 days...................          3.05%         4.60%         4.92%        5.27%         4.40%
       60 to 89 days...................          2.51          3.77          3.78         4.41          4.19
       90 to 119 days..................          2.57          3.50          3.90         4.02          4.64
       120 to 149 days.................          2.73          3.57          3.84         3.30          5.58
       150 days and over...............          2.50          2.67          3.25         3.22          4.84
                                          ------------  ------------  ------------ ------------  ------------
          Total........................         13.36%        18.11%        19.69%       20.22%        23.65%
                                          ============  ============  ============ ============  ============
  American Direct Credit, LLC outstanding balances:
     Current...........................   $    71,055   $    76,625   $    85,914  $    98,701   $   122,989
     Delinquencies:
       30 to 59 days...................         2,875         5,187         6,219        8,212         5,529
       60 to 89 days...................         2,379         4,076         5,073        8,113         4,012
       90 to 119 days..................         2,438         3,677         5,075        6,764         4,245
       120 to 149 days.................         2,622         3,788         5,281        4,487         3,431
       150 days and over...............         2,283         3,145         5,198        3,121            --
                                          ------------  ------------  ------------ ------------  ------------
          Total delinquencies..........        12,597        19,873        26,846       30,697        17,217
                                          ------------  ------------  ------------ ------------  ------------
     Total.............................   $    83,652   $    96,498   $   112,760  $   129,398   $   140,206
                                          ============  ============  ============ ============  ============
     As a percentage of outstanding balances:
       30 to 59 days...................          3.44%         5.38%         5.52%        6.35%         3.94%
       60 to 89 days...................          2.84          4.22          4.50         6.27          2.86
       90 to 119 days..................          2.92          3.81          4.50         5.23          3.03
       120 to 149 days.................          3.13          3.93          4.68         3.47          2.45
       150 days and over...............          2.73          3.26          4.61         2.41            --
                                          ------------  ------------  ------------ ------------  ------------
          Total........................         15.06%        20.60%        23.81%       23.73%        12.28%
                                          ============  ============  ============ ============  ============
                                                                                                  (CONTINUED)



     (CONTINUED)
                                                                   QUARTERS ENDED
                                          ------------------------------------------------------------------
                                            MARCH 31,   DECEMBER 31, SEPTEMBER 30,   JUNE 30,     MARCH 31,
                                              2000          1999         1999         1999          1999
                                          ------------  ------------  ------------ ------------  ------------
                                                               (DOLLARS IN THOUSANDS)
  Other credit card loans outstanding balances:
     Current...........................   $    12,587   $    15,398   $    26,276  $    28,959   $    30,273
     Delinquencies:
       30 to 59 days...................         1,473         1,563         1,834        1,163         1,208
       60 to 89 days...................           926           745           860          567           708
       90 to 119 days..................           514           560           568          515           466
       120 to 149 days.................            --            --            --           31            28
       150 days and over...............            --            --             2            5            --
                                          ------------  ------------  ------------ ------------  ------------
          Total delinquencies..........         2,913         2,868         3,264        2,281         2,410
                                          ------------  ------------  ------------ ------------  ------------
     Total.............................   $    15,500   $    18,266   $    29,540  $    31,240   $    32,683
                                          ============  ============  ============ ============  ============

       30 to 59 days...................          9.50%         8.56%         6.21%        3.72%         3.70%
       60 to 89 days...................          5.97          4.08          2.91         1.81          2.17
       90 to 119 days..................          3.32          3.06          1.92         1.65          1.43
       120 to 149 days.................            --            --            --         0.10          0.08
       150 days and over...............            --            --          0.01         0.01            --
                                          ------------  ------------  ------------ ------------  ------------
          Total........................         18.79%        15.70%        11.05%        7.29%         7.38%
                                          ============  ============  ============ ============  ============


     The available credit on credit cards outstanding at March 31, 2000 was $17.6 million, $23.4 million and $2.0 million for MMG, ADC and other card programs, respectively.

   NONPERFORMING AND CLASSIFIED ASSETS

     All assets and ratios are reported net of specific reserves unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                                                    QUARTERS ENDED
                                          --------------------------------------------------------------------
                                           MARCH 31,    DECEMBER 31,  SEPTEMBER 30,    JUNE 30,      MARCH 31,
                                             2000           1999          1999          1999          1999
                                          ------------  ------------  ------------  ------------  ------------
                                                                (DOLLARS IN THOUSANDS)
Nonperforming Assets ("NPAs") by Type:
   NPLs                                   $     5,513   $     6,945   $     7,108   $     6,412   $    13,137
   Real Estate Owned ("REO")............        1,671         2,422         5,685         6,861         8,431
   Other repossessed assets.............           --            29            72           139           320
                                          ------------  ------------  ------------  ------------  ------------
     Total NPAs.........................  $     7,184   $     9,396   $    12,865   $    13,412   $    21,888
                                          ============  ============  ============  ============  ============
Number of REO properties................           30            37            41            42            57
                                          ============  ============  ============  ============  ============

NPAs by Composition:
   Single family (1 to 4 units).........  $     5,036   $     5,799   $     6,474   $     7,100   $    12,184
   Multifamily 5 units and over.........        1,598         2,147         3,893         4,504         7,061
   Commercial and other.................        1,136         1,963         2,965         2,449         3,203
   Consumer.............................           51           145           153           427           438
   REO valuation allowances.............         (637)         (658)         (620)       (1,068)         (998)
                                          ------------  ------------  ------------  ------------  ------------
     Total NPAs.........................        7,184         9,396        12,865        13,412        21,888
   Total troubled debt restructurings
     ("TDRs")...........................       28,259        30,851        25,022        31,255        48,020
                                          ------------  ------------  ------------  ------------  ------------
     Total TDRs and NPAs................  $    35,443   $    40,247   $    37,887   $    44,667   $    69,908
                                          ============  ============  ============  ============  ============
Classified Assets:
   NPAs                                   $     7,184   $     9,396   $    12,865   $    13,412   $    21,888
   Performing classified loans .........       57,828        71,874        78,685        83,423        88,623
   Other classified assets..............          842           840           781           889         1,242
                                          ------------  ------------  ------------  ------------  ------------
     Total classified assets............  $    65,854   $    82,110   $    92,331   $    97,724   $   111,753
                                          ============  ============  ============  ============  ============
Classified Asset Ratios:
   NPLs to total assets.................         0.23%         0.26%         0.24%         0.19%         0.37%
   NPLs to total loans..................         0.30%         0.32%         0.31%         0.26%         0.51%
   NPAs to total assets.................         0.30%         0.35%         0.43%         0.41%         0.62%
   TDRs to total assets.................         1.19%         1.15%         0.85%         0.95%         1.35%
   NPAs and TDRs to total assets........         1.49%         1.50%         1.28%         1.35%         1.97%
   Classified assets to total assets....         2.77%         3.06%         3.12%         2.96%         3.15%
   REO to NPAs..........................        23.26%        25.78%        44.19%        51.16%        38.52%
   NPLs to NPAs.........................        76.74%        73.91%        55.25%        47.81%        60.02%

     Total classified assets decreased $16.3 million or 19.8% from December 31, 1999, to $65.9 million at March 31, 2000. This decrease was primarily due to a $7.5 million decrease in classified mortgage loans and a $6.1 million decrease in classified credit card loans. The decrease in performing classified loans reflects the improvement in mortgage and credit card delinquencies and, in the case of mortgage loans, the performance of the underlying income properties.

   ALLOWANCE FOR ESTIMATED LOAN AND REO LOSSES

     The following schedule summarizes the activity in the Bank's allowances for estimated loan and REO losses:

                                                                             QUARTER ENDED MARCH 31,
                                                                         -----------------------------
                                                                              2000            1999
                                                                         -------------   -------------
                                                                             (DOLLARS IN THOUSANDS)
             Balance at beginning of period............................. $     63,608    $    109,198
                                                                         -------------   -------------
                Charge-offs.............................................      (20,293)        (44,118)
                Allocation of reserves to loans sold....................         (501)             --
                Recoveries..............................................          661             687
                                                                         -------------   -------------
                  Net charge-offs.......................................      (20,133)        (43,431)
                Provision:
                  Estimated loan losses.................................        8,000          13,000
                  REO...................................................           11              14
                Additions to cash reserves..............................          913           2,030
                                                                         -------------   -------------
             Balance at end of period................................... $     52,399    $     80,811
                                                                         =============   =============
             Ratio of net charge-offs during the period to average
                loans outstanding.......................................         0.89%           1.56%

-------------

     The following table presents loan and REO charge-offs and recoveries for the periods indicated:

                                                                            QUARTER ENDED MARCH 31,
                                                                         ----------------------------
                                                                              2000           1999
                                                                         -------------  -------------
                                                                            (DOLLARS IN THOUSANDS)
             Charge-offs:
                Single family (1 to 4 units)............................ $        236   $        459
                Multifamily loans:
                  5 to 36 units.........................................           36            518
                  37 units and over.....................................           --             --
                                                                         -------------  -------------
                     Total multifamily..................................           36            518
                Commercial and industrial...............................           55          1,154
                Credit card loans.......................................       19,206         40,274
                Other loans.............................................          760          1,713
                                                                         -------------  -------------
             Total charge-offs.......................................... $     20,293   $     44,118
                                                                         =============  =============
             Recoveries:
                Single family (1 to 4 units)............................ $         14   $        222
                Multifamily loans:
                  5 to 36 units.........................................           29            120
                  37 units and over.....................................           --             --
                                                                         -------------  -------------
                     Total multifamily..................................           29            120
                Commercial and industrial...............................           29             --
                Credit card loans.......................................          589            345
                                                                         -------------  -------------
             Total recoveries........................................... $        661   $        687
                                                                         =============  =============

     In addition to reserves established by the Bank, cash reserves have been provided by FAMCO which are utilized to purchase accounts from the Bank after the accounts reach a certain delinquent status. At March 31, 2000 and December 31, 1999, cash reserves were $2.8 million and $2.7 million, respectively, and were recorded as deposits on the Company's statements of financial condition. Accounts purchased from cash reserves during the first quarters of 2000 and 1999 totaled $0.8 million and $0.9 million, respectively.

     The following table sets forth the allowance for estimated loan and REO losses at the dates indicated:

                                                                    QUARTERS ENDED
                                          --------------------------------------------------------------------
                                            MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,     MARCH 31,
                                              2000          1999          1999         1999           1999
                                          ------------  ------------  ------------  ------------  ------------
                                                               (DOLLARS IN THOUSANDS)
Loans:
   ALLL ...............................   $    46,248   $    56,376   $    65,550   $    75,414   $    70,606
   Specific Valuation Allowance ("SVA")         2,762         3,902         5,040         5,681         7,292
                                          ------------  ------------  ------------  ------------  ------------
     Total ALLL and SVA................        49,010        60,278        70,590        81,095        77,898
   Cash reserves.......................         2,752         2,672         3,357         2,467         1,915
                                          ------------  ------------  ------------  ------------  ------------
     Total allowances and cash reserves        51,762        62,950        73,947        83,562        79,813
REO valuation allowances...............           637           658           620         1,068           998
                                          ------------  ------------  ------------  ------------  ------------
Total allowances and cash reserves.....   $    52,399   $    63,608   $    74,567   $    84,630   $    80,811
                                          ============  ============  ============  ============  ============
Selected ratios:
   Total allowances to net loans and REO         2.79%         2.85%         3.18%         3.33%         3.03%
   Total ALLL and cash reserves to:
     Net loans.........................          2.61%         2.65%         2.95%         3.08%         2.73%
     Net NPLs..........................        888.81%       850.35%       969.43%      1214.61%       552.04%
     Net loans and REO.................          2.62%         2.65%         2.95%         3.09%         2.74%
     Net NPAs..........................        683.46%       629.57%       536.39%       584.41%       333.61%
     Classified assets.................         75.37%        72.71%        75.30%        80.79%        65.79%
     Total assets......................          2.07%         2.20%         2.33%         2.38%         2.06%


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

     The Bank's actual and required capital are as follows at the dates indicated:

                                                                    TO BE CATEGORIZED
                                                                      AS ADEQUATELY             TO BE CATEGORIZED
                                              ACTUAL                   CAPITALIZED              AS WELL CAPITALIZED
                                     ------------------------   -------------------------   -------------------------
                                        AMOUNT       RATIO         AMOUNT        RATIO         AMOUNT        RATIO
                                     -----------  -----------   -----------   -----------   -----------   -----------
                                                                  (DOLLARS IN THOUSANDS)
AS OF MARCH 31, 2000:
  Total capital (to risk-weighted
     assets).........................$  138,559        10.09%   $  109,908          8.00%   $  137,385         10.00%
  Core capital (to adjusted tangible
     assets).........................   121,027         5.12        70,965          3.00       118,275          5.00
  Tangible capital (to tangible
     assets).........................   121,027         5.12        35,483          1.50                N/A
  Core capital (to risk-weighted
    assets)..........................   121,027         8.81               N/A                  82,431          6.00

AS OF MARCH 31, 1999:
  Total capital (to risk-weighted
     assets).........................$  189,392         9.21%   $  164,568          8.00%   $  205,710         10.00%
  Core capital (to adjusted tangible
     assets).........................   163,124         4.61       106,090          3.00       176,817          5.00
  Tangible capital (to tangible
     assets).........................   163,124         4.61        53,045          1.50                N/A
  Core capital (to risk-weighted
    assets)..........................   163,124         7.93                N/A                123,426          6.00


     The following table reconciles the Company's stockholders' equity to the Bank's tangible, core and risk-based capital at the dates indicated:

                                                             TANGIBLE          CORE         RISK-BASED
                                                              CAPITAL         CAPITAL         CAPITAL
                                                            -----------     -----------     -----------
                                                                     (DOLLARS IN THOUSANDS)
      AS OF MARCH 31, 2000:
        Consolidated stockholders' equity.................  $   77,344      $   77,344      $   77,344
        Adjustments:
          Fidelity's Preferred Stock......................      51,750          51,750          51,750
          Bank Plus equity excluding Fidelity.............      (1,222)         (1,222)         (1,222)
                                                            -----------     -----------     -----------
        Fidelity's stockholders' equity...................     127,872         127,872         127,872
        Accumulated other comprehensive loss..............       8,935           8,935           8,935
        Adjustments:
          Intangible assets...............................     (11,873)        (11,873)        (11,873)
          Excess ALLL.....................................          --              --          17,532
          Net deferred tax assets.........................      (3,907)         (3,907)         (3,907)
                                                            -----------     -----------     -----------
      Regulatory capital..................................  $  121,027      $  121,027      $  138,559
                                                            ===========     ===========     ===========
      AS OF MARCH 31, 1999:
        Consolidated stockholders' equity.................  $  130,075      $  130,075      $  130,075
        Adjustments:
          Fidelity's Preferred Stock......................      51,750          51,750          51,750
          Bank Plus equity excluding Fidelity.............      (7,146)         (7,146)         (7,146)
                                                            -----------     -----------     -----------
        Fidelity's stockholders' equity...................     174,679         174,679         174,679
        Accumulated other comprehensive loss..............       2,239           2,239           2,239
        Adjustments:
          Intangible assets...............................     (13,789)        (13,789)        (13,789)
          Nonincludable subsidiaries......................          (5)             (5)             (5)
          Excess ALLL.....................................          --              --          26,268
                                                            -----------     -----------     -----------
      Regulatory capital..................................  $  163,124      $  163,124      $  189,392
                                                            ===========     ===========     ===========

     As of March 31, 2000, the Bank was "well capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. As of March 31, 2000, the most constraining of the capital ratio measurements under the PCA requirements was total capital to risk-weighted assets which had an excess of $1.2 million above the minimum level required to be considered well capitalized. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. Due to the expectation of continuing losses in the credit card operations and the potential of a decision to hold the ADC credit card portfolio for sale which would require a write-down in the carrying value to its estimated fair value, the Bank expects its capital ratios to fall to that of an adequately capitalized institution at the end of the 2000 second quarter.

LIQUIDITY

     The Bank derives funds from deposits, FHLB advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. In addition, funds are generated from loan payments and payoffs as well as from the sale of loans and investments.

   DEPOSITS

     The largest source of funds for the Company is deposits. Customer deposits are insured by the FDIC to the maximum amount permitted by law. At March 31, 2000, the Company had deposits of $2.2 billion. The following table presents the distribution of deposit accounts at the dates indicated:

                                                                 MARCH 31,      DECEMBER 31,    MARCH 31,
                                                                    2000            1999           1999
                                                                ------------    ------------   ------------
                                                                         (DOLLARS IN THOUSANDS)
   Checking accounts.......................................     $   343,446     $   369,071    $   374,010
   Passbook accounts.......................................          39,571          49,973         59,078
   Money market savings accounts...........................          49,682          50,428         60,220
                                                                ------------    ------------   ------------
      Total transaction accounts...........................         432,699         469,472        493,308
                                                                ------------    ------------   ------------
   CDs:
      Less than $100,000...................................       1,237,574       1,422,303      1,616,309
      Greater than $100,000................................         542,939         609,471        650,381
                                                                ------------    ------------   ------------
        Total CDs..........................................       1,780,513       2,031,774      2,266,690
                                                                ------------    ------------   ------------
      Total deposits.......................................     $ 2,213,212     $ 2,501,246    $ 2,759,998
                                                                ============    ============   ============
   Weighted average interest rate on deposits..............            4.36%           4.21%          4.31%
                                                                ============    ============   ============


     There were no brokered deposits outstanding at the dates indicated above.

     The following table provides information with regards to the Bank's most recent quarterly experience in the levels of and pricing of CDs for the period indicated:

                                                                                      WEIGHTED AVERAGE RATE
                                                                                     -------------------------
                                                           NEW OR                                     NEW OR
                                           MATURITIES      RENEWED     NET CHANGE    MATURITIES       RENEWED
                                          -------------  ------------  ------------  ----------   ------------
                                                                 (DOLLARS IN THOUSANDS)
 CDs maturing in quarter ended:
     March 31, 1999....................   $    695,261   $   532,999   $  (162,262)       5.15%          4.18%
     June 30, 1999.....................        584,454       452,263      (132,191)       5.08           4.33
     September 30, 1999................        577,716       561,375       (16,341)       4.90           4.79
     December 31, 1999.................        482,455       494,889        12,434        4.55           4.96
     March 31, 2000....................        665,225       676,358        11,133        4.53           5.24

     The distribution of certificate accounts by date of maturity is an important indicator of the relative stability of a major source of funds. Longer term certificate accounts generally provide greater stability as a source of funds, but currently entail greater interest costs than passbook accounts. The following tables summarize certificate accounts by maturity and weighted average rate at March 31, 2000:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                   AMOUNT        RATE
                                                                ------------  ---------
   MATURES IN QUARTER ENDED:                                     (DOLLARS IN THOUSANDS)
   -------------------------
  June 30, 2000................................................ $   347,096       4.65%
  September 30, 2000...........................................     384,411       5.07
  December 31, 2000............................................     283,909       5.07
  March 31, 2001...............................................     353,849       5.22
  June 30, 2001................................................      60,330       4.73
  September 30, 2001...........................................     107,178       4.68
  December 31, 2001............................................      66,829       4.91
  March 31, 2002 and after.....................................     176,911       5.48
                                                                ------------  ---------

     Total CDs................................................. $ 1,780,513   $   5.02%
                                                                ============  =========


   BORROWINGS

     The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated:

                                                                     MARCH 31,   DECEMBER 31,    MARCH 31,
                                                                       2000          1999          1999
                                                                    -----------   -----------   -----------
                                                                             (DOLLARS IN THOUSANDS)
FHLB advances:
   Fixed rate advances...........................................   $       --    $   20,000    $  585,000
   Floating rate advances........................................        6,000            --            --
                                                                    -----------   -----------   -----------
    Total FHLB advances..........................................        6,000        20,000       585,000
                                                                    -----------   -----------   -----------
Other borrowings:
   Senior notes..................................................       51,478        51,478        51,478
                                                                    -----------   -----------   -----------
Total borrowings.................................................   $   57,478    $   71,478    $  636,478
                                                                    ===========   ===========   ===========
Weighted average interest rate on all borrowings.................        11.43%        11.05%         6.20%
Percent of total borrowings to total liabilities and stockholders'
  equity.........................................................         2.42%         2.66%        17.94%


   UNDRAWN SOURCES

     The Company maintains other sources of liquidity to draw upon, which at March 31, 2000 include (a) available credit faculties with the FHLB of $350.0 million, (b) $265.4 million in unpledged securities available to be placed in reverse repurchase agreements or sold, (c) available credit facilities at the Federal Reserve Bank of $100 million and the ability under Federal Regulations to borrow $125 million through the use of brokered CDs.

   CONTINGENT OR POTENTIAL USES OF FUNDS

     The Bank had unfunded loans totaling $24.6 million and $3.4 million at March 31, 2000 and December 31, 1999, respectively. Additionally, unused lines of credit related to credit card loans and other credit lines totaled $86.1 million and $83.8 million at March 31, 2000 and December 31, 1999, respectively.

   LIQUIDITY

     The regulatory required average daily balance of liquid assets is 4% of the liquidity base, which is based on a quarterly average. The Bank's quarterly average regulatory liquidity ratio was 17.81% and 17.36% for the quarters ended March 31, 2000 and 1999, respectively.

   HOLDING COMPANY LIQUIDITY

     At March 31, 2000, Bank Plus had cash and cash equivalents of $0.6 million. Bank Plus has no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity and Gateway in order to fund its cash needs, including its payment obligations on the $51.5 million senior notes.

     During the quarter, the Company made its scheduled interest payment on its Senior Notes. The funds for the remaining interest payments in 2000 is expected to be provided by preferred stock dividends from the Bank and currently projected liquidity at the holding company. The Bank has an understanding with the OTS which permits the payment of dividends on the Bank's preferred stock so long as the Bank remains at least adequately capitalized for regulatory purposes. The understanding with the OTS does not constrain the OTS from restricting future dividend payments based on safety and soundness considerations or future examination findings, and no assurance can therefore be given that the OTS will permit future dividend payments by Fidelity to Bank Plus. The Bank has received no indication from the OTS that it will object to the continued payment of preferred dividends.


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

     The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of March 31, 2000. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS
                                                                  AS OF MARCH 31, 2000
                                                                 MATURITY OR REPRICING
                                          ---------------------------------------------------------------------
                                             WITHIN 3      4-12         1-5       6-10    OVER 10
                                              MONTHS      MONTHS       YEARS     YEARS     YEARS       TOTAL
                                           ----------- ------------ ---------- --------- ---------- -----------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Cash and cash equivalents..............  $   99,161  $        --  $      --  $     --  $      --  $   99,161
  FHLB stock (1).........................      31,572           --         --        --         --      31,572
  MBS (1)................................      57,576        2,032         --        --    225,796     285,404
  Loans receivable:
    ARMs.................................   1,419,641      214,777     50,275     5,715      1,707   1,692,115
    Fixed rate loans.....................      24,064       62,881      4,150    11,809    111,843     214,747
                                           ----------- ------------ ---------- --------- ---------- -----------
      Total gross loans receivable.......   1,443,705      277,658     54,425    17,524    113,550   1,906,862
                                           ----------- ------------ ---------- --------- ---------- -----------
Total interest-earning assets............   1,632,014      279,690     54,425    17,524    339,346   2,322,999
                                           =========== ============ ========== ========= ========== ===========
Interest-bearing liabilities:
  Deposits:
    Checking and savings accounts (3)....     382,489           --         --        --         --     382,489
    Money market accounts (3)............      49,682           --         --        --         --      49,682
    Fixed maturity deposits:
      Retail customers...................     353,473    1,022,698    404,528       342         --   1,781,041
      Wholesale customers................          --           --         --        --         --          --
                                           ----------- ------------ ---------- --------- ---------- -----------
        Total deposits...................     785,644    1,022,698    404,528       342         --   2,213,212
                                           ----------- ------------ ---------- --------- ---------- -----------
  Borrowings:
    FHLB advances........................       6,000           --         --                   --       6,000
    Other................................          --           --         --    51,478         --      51,478
                                           ----------- ------------ ---------- --------- ---------- -----------
      Total borrowings...................       6,000           --         --    51,478         --      57,478
                                           ----------- ------------ ---------- --------- ---------- -----------
Total interest-bearing liabilities.......     791,644    1,022,698    404,528    51,820         --   2,270,690
                                           ----------- ------------ ---------- --------- ---------- -----------
Repricing Gap............................  $  840,370  $  (743,008) $(350,103) $(34,296) $ 339,346
                                           =========== ============ ========== ========= ==========
Gap to total assets......................       35.40%     (31.30)%   (14.75)%   (1.44)%     14.30%

Cumulative Gap to Total Assets...........       35.40%       4.10%    (10.65)%  (12.09)%      2.21%

-------------------
(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) ARMs are primarily in the shorter categories as they are subject to interest rate adjustments.
(3) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.

     The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of ARM loans. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. ARM loans comprised 93% of the total mortgage loan portfolio at March 31, 2000 and 83% of the mortgage portfolio is indexed to the FHLB Eleventh District Cost of Funds Index ("COFI"). The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months. Thus, in a rising rate environment there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, net interest income will be positively affected.

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

   MARKET RISK

     The Bank's Asset Liability Committee ("ALCO"), which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the Company's asset/liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income. There has been no significant change in interest rate risk since December 31, 1999.

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

   ADC CREDIT CARD LITIGATION

      Approximately 100 lawsuits, on behalf of approximately 200 individual plaintiffs, and two purported class actions, are pending in state and federal courts in the State of Alabama against Fidelity and, in most instances, ADC, Bank Plus, and various manufacturers and distributors of consumer products. In addition, the Bank and Bank Plus have been sued in three cases in state court in the State of Mississippi on behalf of 62 individual plaintiffs (the Mississippi cases was removed to Federal Court in that state and has since been settled), and the Bank has been sued in a state court in the State of West Virginia on behalf of one individual plaintiff (the West Virginia case has been removed to a Federal Court in that state). All of these cases arise out of the affinity credit card program between the Bank and ADC in which independent third-party direct marketers sold consumer products and concurrently offered consumers an opportunity to apply for a credit card arranged by ADC and issued by the Bank which was then used to pay for the products.

      During the past several years, the press has widely reported certain industry related concerns which also affect the Bank. Some of these concerns involve the amount of litigation instituted against banks, finance companies and insurance companies who have operated in the State of Alabama and the large punitive damage awards obtained from juries in that state. Like other companies in this industry, the Company is involved in a number of lawsuits in Alabama, many of which relate to the financing of consumer products, primarily vacuum cleaners, under the ADC program. The Bank discontinued financing such consumer products under the ADC program in early 1999. The judicial climate in Alabama is such that the outcome of all such cases is unpredictable.

      The plaintiffs in the litigation are cardholders who allege, generally, that misrepresentations were made to them by third party sales people in connection with their purchases of the consumer products and applications for credit card accounts, including misrepresentations with respect to the nature and cost of financing such purchases through credit cards issued by the Bank. The Bank believes that it has substantial legal and factual defenses to these claims in that it did not control, direct, or otherwise have any dealings with the sales people who allegedly made such misrepresentations, and the financing and other terms of the credit cards were fully disclosed verbally and in writing to cardholders by the Bank. The Bank also believes that the majority of the plaintiffs claims are subject to adjudication under federal laws.

      Not withstanding the Company's defenses, the Company has negotiated agreements in principle to settle the various individual and purported class action lawsuits filed in Alabama relating to the ADC credit card portfolio and is pursuing similar negotiations in Mississippi. The Company recorded a $4.0 million charge in the first quarter which represents the estimated settlement costs. The settlements are subject to the execution of definitive settlement agreements by the parties involved, confirmation by the various courts having jurisdiction over these cases and approval or non-objection by the OTS. There can be no assurance that (i) settlement agreements acceptable to the Company will be executed, (ii) the settlements will be confirmed by the courts, (iii) the settlements will be acceptable to the OTS and (iv) new lawsuits of a similar nature will not be filed in the future.

      The Bank is a third-party beneficiary of agreements in which ADC and the distributors of the consumer products agreed to indemnify and defend the Bank against potential claims relating to the program. The Bank believes that the claims of the plaintiffs are within the scope of the indemnity and defense covenants, and the Bank has demanded that ADC and the distributors indemnify the Bank and provide a defense. Although ADC had been fulfilling its indemnification obligations, it recently ceased payment of the Bank's costs of defense and indicated that it does not have the funds to continue to honor its indemnity obligations. Thus far the distributors have either not responded to the Bank's demands for indemnity and defense, denied such demands, or declined to respond until such time as the distributors have had additional opportunity to investigate the claims.

   NATIONWIDE CAPITAL COMPANY LLC CREDIT CARD LITIGATION

      In November 1997, the Bank entered into a credit card marketing relationship with MMG pursuant to which MMG was to solicit members of certain agreed-upon affinity groups to become credit card holders. The Bank was to contract for the provision of or provide credit card servicing and other related functions. MMG and the Bank were to share equally in program profits and losses. In late summer and fall of 1998, disputes arose between the parties. These disputes were resolved in an arbitration proceeding in Los Angeles entitled IN THE MATTER OF ARBITRATION BETWEEN FIDELITY FEDERAL BANK AND MMG DIRECT, INC., American Arbitration Association No. 72 147 01072 98.

      As a part of the affinity credit card marketing program with MMG, the Bank entered into an agreement with Nationwide Capital Company, L.L.C. ("Nationwide"), which purported to have arrangements with automobile dealers through which dealer-branded credit cards would be issued to customers of the dealers. The Nationwide contract expressly provided that it could be terminated by the Bank upon termination of the Bank's contract with MMG.

      MMG had filed litigation against Fidelity in Texas state court which was superseded by the arbitration. MMG later agreed to dismiss that litigation. But before it did so, Nationwide intervened in the litigation. On November 30, 1999, Nationwide filed a plea in intervention against the Bank in the District Court, 116th Judicial District, Dallas County, Texas, Cause No. DV-99-01269, entitled Nationwide Capital Company, L.L.C., Plaintiff/Intervenor v. Fidelity Federal Bank, F.S.B., Third Party Defendant. In that action, Nationwide alleges that the Bank wrongfully interfered with Nationwide's contracts with MMG and with certain automobile dealers. Nationwide seeks unspecified actual and exemplary damages.

      The Bank filed a motion to strike the plea in intervention and to compel Nationwide to arbitrate its disputes with the Bank pursuant to the terms of its contract with the Bank. That motion was denied by the Texas Court on March 23, 2000. The Company has filed a timely appeal and an application for a writ of mandamus to overturn that decision. The appeal and writ of mandamus have been consolidated in a single appellate proceeding. The Company sought and received from the Texas state court a stay of all proceedings pending the outcome of that appellate proceeding.

      The Bank has also filed an action against Nationwide in the Federal District Court for the Central District of California styled Fidelity Federal Bank, A Federal Savings Bank, Petitioner v. Nationwide Capital Co., L.L.C., Respondent, Case No. 99-13428AHM, seeking to compel Nationwide to arbitrate its disputes with the Bank. The Company's motion to compel arbitration under this petition is fully briefed and awaiting determination. The Bank believes that Nationwide's claims against it are arbitable and without merit, and the Bank intends to defend itself vigorously.

   PURPORTED CLASS ACTION LITIGATION

      On October 19, 1998, a purported class action was filed against Bank Plus and its current and immediately preceding chief executive officers. The case was originally entitled Howard Gunty Profit Sharing Plan, both individually and on behalf of all others similarly situated, Plaintiffs v. Richard M. Greenwood, Mark K. Mason, Bank Plus Corporation, and Does I through 50, inclusive, Defendants, Los Angeles Superior Court, Central Judicial District, Case No. BC199336 ("Gunty I"). This action originally alleged that Bank Plus failed to make adequate public disclosure concerning losses in the Bank's credit card operations during the period from August 14, 1998 (when the Company filed its quarterly report on Form l0-Q for the 1998 second quarter) through September 22, 1998 (when the Company issued a press release concerning its credit card losses). An amended complaint was filed in the Los Angeles Superior Court, Central Judicial District, Case No. BC199336, entitled Howard Gunty Profit Sharing Plan and Robert E. Yelin, both individually and on behalf of the Yelin Family Trust U/A, both individually and on behalf of all others similarly situated, Plaintiffs, v. Richard M. Greenwood, Mark K. Mason, Bank Plus Corporation, and Does 1 through 50, inclusive ("Gunty II"). The amended complaint purports to expand the class period to extend from March 30, 1998 through September 22, 1998. The complaint includes claims for negligent misrepresentation, common law fraud, statutory fraud and violations of the California Corporations Code.

      Plaintiffs filed a motion for class certification in the Gunty II case. Bank Plus and the individual defendants filed an opposition challenging the suitability of the proposed representative plaintiff to act as such and further asserting that all claims aside from those on file in the original Gunty II complaint are preempted by Federal law under the Securities Litigation Uniform Standards Act. On May 3, 2000, the Court ruled that the proposed representative plaintiff, The Howard Gunty Profit Sharing Plan, was not typical of the purported class and not adequate as a class representative and thus not suitable to represent the purported class. The Court continued plaintiffs' motion to certify a class in order to allow plaintiffs to propose a different class representative. The Court deferred ruling on the other aspects of Bank Plus' opposition. Bank Plus believes that the claims lack merit and that it has significant substantive defenses and it intends to defend vigorously against plaintiffs' claims.

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

      In October 1999, Durga Ma invoked binding arbitration subsequent to the Bank's decision not to issue credit cards under the agreement. Durga Ma alleges "breach of contract and fraud" and claims damages in the amount of $5.0 million. The Bank intends to defend itself vigorously in the arbitration.

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

      This lawsuit is substantially similar to a number of lawsuits filed around the country against credit card issuers, Mastercard, and Visa. The plaintiff sought to have the lawsuit consolidated with similar lawsuits in a Federal court in New York. On March 1, 2000, the Judicial Panel on Multidistrict Litigation consolidated the case with several others and ordered that these cases be transferred to the U.S. District Court for the Eastern District of Louisiana.

   FIRST ALLIANCE MORTGAGE COMPANY

      In 1997, Fidelity entered into a series of agreements with FAMCO and its affiliates to establish a secured credit card program (the "Program"). Under the agreements, Fidelity serves as issuer and owner of the Program accounts and is responsible for the risk management associated with the extension of credit. FAMCO is responsible for marketing and processing applications and servicing the accounts originated under the Program. FAMCO also provides credit enhancements to guarantee full repayment of the Program receivables in the event of cardholder defaults and, in exchange, has the right to purchase the outstanding receivables at par and receives all revenues, net of expenses and funding costs paid to Fidelity, from the Program. FAMCO is required to fund a cash collateral account as part of the credit enhancement. As of March 31, 2000, total receivables outstanding under the Program were $15.5 million, of which 18.8% were delinquent, and the balance of the cash collateral account was $2.8 million.

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

      Also on February 25, 2000, Fidelity filed with the American Arbitration Association in Los Angeles, California a formal demand for arbitration. The arbitration proceeding is designated Fidelity Federal Bank, FSB v. First Alliance Acceptance Corp. and First Alliance Mortgage Corp., File No. 72 148 226
00. The arbitration demand alleged that a dispute exists between the parties because FAMCO contends that it has no obligation to comply with Fidelity's demand that FAMCO purchase, or cause a designee to purchase, from Fidelity, at par, all of the outstanding accounts and related receivables generated under the Program.

      On March 23, 2000, FAMCO and its affiliates filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, Case No. SA 00-12370 LR. The bankruptcy proceeding had the effect of staying the arbitration and any other action by Fidelity to enforce FAMCO's obligations. It also had the effect of suspending the monthly settlements with FAMCO pursuant to which FAMCO had previously been performing its credit enhancement obligations. Fidelity has filed proofs of claim in the bankruptcy proceeding relating both to FAMCO's failure to purchase the accounts and FAMCO's suspension of performance of its credit enhancement obligations.

      FAMCO has listed Fidelity as one of its 20 largest unsecured creditors, and Fidelity is represented on FAMCO's unsecured creditors' committee.

      Subject to the constraints of applicable bankruptcy law, Fidelity intends to mitigate its damages, pursue vigorously its rights and remedies to recover amounts owed by FAMCO, and seek recourse to the cash collateral to recover any shortfall. Among other strategies, Fidelity is currently exploring the potential sale of the portfolio to mitigate its damages. To the extent that the carrying value of the portfolio may exceed the potential sale proceeds, Fidelity would assert a claim against FAMCO's bankruptcy estate for the deficiency. However, there is substantial uncertainty as to Fidelity's success in mitigating damages, the ability of FAMCO to pay the claims of its creditors, the timing and amount of distributions that may be made by FAMCO to its creditors, the recourse of Fidelity to the cash collateral to cover any shortfall in the performance by FAMCO of its obligations, and the sufficiency of the cash collateral to cover such a shortfall.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the annual meeting of stockholders held on April 26, 2000, the stockholders elected Irving R. Beimler, Steven M. Ellis and Jeffrey E. Susskind to the Board of Directors of Bank Plus to serve for three year terms and Thomas
E. King was elected to the Board of Directors of Bank Plus to serve a two year term. The seating of Messrs. Ellis, King and Susskind on the Board was subject to approval or non-objection by the OTS, which is still pending as of the date hereof. Of the 19,441,866 share of Common Stock outstanding as of the record date, March 23, 2000, the following indicates the number of votes cast for and withheld:

                                                                                 NUMBER OF VOTES
                                                                            --------------------------
                                                                                FOR         WITHHELD
                                                                            -----------    -----------
          Election of Directors
               Irving R. Beimler......................................       17,823,531      577,398
               Steven M. Ellis........................................       17,886,281      514,648
               Thomas E. King.........................................       17,886,233      514,696
               Jeffrey E. Susskind....................................       17,886,233      514,696


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS

    EXHIBIT
      NO.                             DESCRIPTION
    -------    -----------------------------------------------------------------
     3.1       Certificate of Incorporation of Bank Plus Corporation
               (Incorporated by reference to Exhibit 3.1 to the Form 8-B).*

     3.2 Amended and Restated Bylaws of Bank Plus Corporation (incorporated by reference to Exhibit 5 to the current report on Form 8-K filed with the SEC on March 30, 1999).*

     3.3 Certificate of Designations of Series C Junior Participating Cumulative Preferred Stock (Par Value $.01 per share) of Bank Plus Corporation.*

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

     10.1 Limited Liability Company Agreement of American General Gateway Services, L.L.C. dated as of January 1, 1999 between VALIC and Gateway (incorporated by reference to Exhibit 10.45 to the annual report on Form 10-k for the year ended December 31, 1998).*

     10.2 Form of 1999 Nonemployee Director Stock Option Agreement between the Company and certain nonemployee directors.*

     10.3 Stock Option Agreement between the Company and James E. Stutz dated July 28, 1999.*

     10.4 Service Agreement dated as of October 14, 1999 between Fidelity and First Data Resources Inc.*

     10.5 Agreement for Information Technology Services dated as of December 3, 1999 between Fidelity and Electronic Data Systems Corporation and Electronic Data Systems Corporation Information Services L.L.C.*

    EXHIBIT
      NO.                             DESCRIPTION
    -------    -----------------------------------------------------------------

     10.6 Agreement to Purchase Assets and Assume Liabilities dated as of February 7, 2000 by and between Fidelity and First Federal Bank of California.*

     10.7 Mortgage Loan Purchase Agreement dated as of February 7, 2000 by and between Fidelity and First Federal Bank of California.*

     10.8 Agreement to Purchase Assets and Assume Liabilities dated as of February 3, 2000 by and between Fidelity and Jackson Federal Bank.*

     27.       Financial Data Schedule.

-----------------
         * Indicates previously filed documents.


   REPORTS ON FORM 8-K

     A current report on Form 8-K was filed with the SEC on April 6, 2000 reporting on Item 5 "Other Events" reporting the execution of standstill agreements with two groups of stockholders.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        BANK PLUS CORPORATION
                                        Registrant






Date: May 12, 2000                                /s/ Mark K. Mason
                                        ----------------------------------------
                                                      Mark K. Mason
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER;
                                               VICE CHAIRMAN OF THE BOARD
                                             (PRINCIPAL EXECUTIVE OFFICER)


Date: May 12, 2000                                /s/ John M. Michel
                                        ----------------------------------------
                                                      John M. Michel
                                              EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                              (PRINCIPAL FINANCIAL OFFICER)