Form 10-Q
period 2000-06-30
BANK PLUS CORP
filed 2000-08-21
CIK 1012616

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

   |X|       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

   |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to _______________

                         COMMISSION FILE NUMBER 0-28292

                              ___________________

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

                              ___________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of August 10, 2000, Registrant had outstanding 19,411,043 shares of Common Stock, par value $.01 per share.

================================================================================

                              BANK PLUS CORPORATION



                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of June 30,
            2000 and December 31, 1999.....................................    1

         Consolidated Statements of Operations for the quarters and six
            months ended June 30, 2000 and 1999............................    2

         Consolidated Statements of Comprehensive Income for the quarters
            and six months ended June 30, 2000 and 1999....................    4

         Consolidated Statements of Cash Flows for the quarters and six
           months ended June 30, 2000 and 1999.............................    5

         Notes to Consolidated Financial Statements........................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................   10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   30

Item 4.  Submission of Matters to a Vote of Security Holders...............   35

Item 6.  Exhibits and Reports on Form 8-K..................................   35

            a. Exhibits....................................................   35

            b. Reports on Form 8-K.........................................   36


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    BANK PLUS CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                          2000            1999
                                                                                     --------------  --------------
ASSETS:
   Cash and cash equivalents......................................................   $     175,489   $      89,527
   Mortgage-backed securities ("MBS") available for sale, at fair value...........         254,587         320,233
   Loans held for sale, at the lower of cost or estimated sales value.............          13,878              --
   Loans receivable, net of allowances for estimated loan losses of $12,010
     and $14,599 at June 30, 2000 and December 31, 1999, respectively.............       1,665,570       2,007,880
   Investment in Federal Home Loan Bank ("FHLB") stock............................          24,729          31,142
   Premises and equipment.........................................................          28,404          30,141
   Net assets of discontinued operations, at estimated sales value at June 30, 2000         41,210         164,820
   Other assets...................................................................          39,555          39,677
                                                                                     --------------  --------------

     Total Assets.................................................................   $   2,243,422   $   2,683,420
                                                                                     ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Deposits.....................................................................   $   2,116,507   $   2,501,246
     FHLB advances................................................................              --          20,000
     Senior notes.................................................................          51,478          51,478
     Other liabilities............................................................          19,543          14,248
                                                                                     --------------  --------------
        Total Liabilities.........................................................       2,187,528       2,586,972
                                                                                     --------------  --------------
Commitments and contingencies
Minority interest.................................................................             272             272

   Stockholders' equity:
     Common stock:
        Common stock, par value $.01 per share; 78,500,000 shares authorized;
          19,470,400 and 19,463,343 shares outstanding
          at June 30, 2000 and December 31, 1999, respectively....................             195             195
     Paid-in capital..............................................................         275,305         275,285
     Accumulated other comprehensive loss.........................................          (8,822)         (9,272)
     Accumulated deficit..........................................................        (211,056)       (170,032)
                                                                                     --------------  --------------
        Total Stockholders' Equity................................................          55,622          96,176
                                                                                     --------------  --------------

Total Liabilities and Stockholders' Equity........................................   $   2,243,422   $   2,683,420
                                                                                     ==============  ==============

                                See notes to consolidated financial statements.


                                         BANK PLUS CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------- -----------------------------
                                                                2000           1999           2000           1999
                                                           -------------- -------------- -------------- --------------
INTEREST INCOME:
   Loans.................................................  $      32,335  $      43,150  $      68,596  $      87,756
   MBS...................................................          4,703          5,139          9,921         10,911
   Investment securities and other.......................          2,763          5,712          4,817         10,383
                                                           -------------- -------------- -------------- --------------
     Total interest income...............................         39,801         54,001         83,334        109,050
                                                           -------------- -------------- -------------- --------------
INTEREST EXPENSE:
   Deposits..............................................         25,032         28,765         52,311         59,888
   FHLB advances.........................................              2          7,899            182         16,144
   Other borrowings......................................          1,571          1,573          3,143          3,149
   Interest allocated to discontinued operations.........         (1,333)        (2,763)        (3,223)        (5,989)
                                                           -------------- -------------- -------------- --------------
     Total interest expense..............................         25,272         35,474         52,413         73,192
                                                           -------------- -------------- -------------- --------------
Net interest income......................................         14,529         18,527         30,921         35,858
Provision for estimated loan losses......................         (1,500)        (5,787)          (958)        (8,024)
                                                           -------------- -------------- -------------- --------------
Net interest income after provision for estimated loan
   losses................................................         16,029         24,314         31,879         43,882
                                                           -------------- -------------- -------------- --------------

NONINTEREST INCOME (EXPENSE):
   Loan fee income.......................................            716            845          1,531          1,574
   Fee income from the sale of uninsured investment
      products...........................................          1,731          1,666          3,737          3,221
   Fee income from deposits and other fee income.........            733            913          1,655          1,783
   Gain on sale of branches, net.........................          4,737             --         24,314             --
   Other income (expense)................................             --           (464)            --            852
   Real estate operations, net...........................            193             52             62           (378)
                                                           -------------- -------------- -------------- --------------
     Total noninterest income............................          8,110          3,012         31,299          7,052
                                                           -------------- -------------- -------------- --------------
OPERATING EXPENSE:
   Personnel and benefits................................          9,736          8,212         19,534         16,801
   Occupancy.............................................          3,437          3,214          6,944          6,408
   Federal Deposit Insurance Corporation ("FDIC") insurance        1,389          1,126          2,987          3,381
   Professional services.................................          2,189          3,236          4,864          6,305
   Office-related expenses...............................          1,048            910          2,146          1,975
   Other.................................................            290           (174)            26            (21)
                                                           -------------- -------------- -------------- --------------
     Total operating expense.............................         18,089         16,524         36,501         34,849
                                                           -------------- -------------- -------------- --------------
Earnings from continuing operations before income
    taxes and minority interest..........................          6,050         10,802         26,677         16,085
Income tax expense.......................................             --             --             --             --
                                                           -------------- -------------- -------------- --------------
Earnings from continuing operations before minority
    interest.............................................          6,050         10,802         26,677         16,085
Minority interest in subsidiary..........................              7              7             14             14
                                                           -------------- -------------- -------------- --------------
Earnings from continuing operations......................          6,043         10,795         26,663         16,071

DISCONTINUED OPERATIONS:
   Income (loss) from operations.........................             66        (26,429)        (7,344)       (29,708)
   Loss on disposal......................................        (27,944)            --        (60,344)            --
                                                           -------------- -------------- -------------- --------------

Net loss.................................................  $     (21,835) $     (15,634) $     (41,025) $     (13,637)
                                                           ============== ============== ============== ==============
                                                                                                           (CONTINUED)

                                         BANK PLUS CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS -- CONTINUED
                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------- -----------------------------
                                                                2000           1999           2000           1999
                                                           -------------- -------------- -------------- --------------
EARNINGS PER SHARE:
   Continuing operations:
     Basic...............................................  $        0.31  $        0.55  $        1.37  $        0.83
     Diluted.............................................           0.31           0.54           1.37           0.81
   Discontinued operations:
     Basic ..............................................             --          (1.35)         (0.38)         (1.53)
     Diluted.............................................             --          (1.35)         (0.38)         (1.53)
   Loss on disposal of discontinued operations:
     Basic...............................................          (1.43)            --          (3.10)            --
     Diluted.............................................          (1.43)            --          (3.10)            --
   Total:
     Basic...............................................          (1.12)         (0.80)         (2.11)         (0.70)
     Diluted.............................................          (1.12)         (0.80)         (2.11)         (0.70)

Weighted average common shares outstanding:
     Basic...............................................     19,470,400     19,461,082     19,470,400     19,458,499
     Diluted.............................................     19,488,210     19,827,507     19,483,079     19,764,141


                                  See notes to consolidated financial statements.


                                         BANK PLUS CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (DOLLARS IN THOUSANDS)

                                                               QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------- -----------------------------
                                                                2000           1999           2000           1999
                                                           -------------- -------------- -------------- --------------

Net loss.................................................. $     (21,835) $     (15,634) $     (41,025) $     (13,637)
                                                           -------------- -------------- -------------- --------------
Other comprehensive earnings:
   Investment and MBS AFS:
     Unrealized holding gains (losses) arising
       during the period, net.............................           113         (3,568)            450        (3,012)
                                                           -------------- -------------- -------------- --------------
   Other comprehensive earnings (loss)....................           113         (3,568)            450        (3,012)
                                                           -------------- -------------- -------------- --------------

Comprehensive loss........................................ $     (21,722) $     (19,202) $     (40,575) $     (16,649)
                                                           ============== ============== ============== ==============

                                  See notes to consolidated financial statements.


                                         BANK PLUS CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (DOLLARS IN THOUSANDS)

                                                                 QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                             ----------------------------- -----------------------------
                                                                  2000           1999           2000           1999
                                                             -------------- -------------- -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss................................................  $     (21,835) $     (15,634) $     (41,025) $     (13,637)
     Add back discontinued operations; net loss from
        operations and disposal............................         27,878         26,429         67,688         29,708
                                                             -------------- -------------- -------------- --------------
   Earnings from contining operations......................          6,043         10,795         26,663         16,071
   Adjustments to reconcile net earnings from continuing
     operations to net cash provided by operating activities
     of continuing operations:
        Provisions for estimated loan and real estate losses        (1,511)        (5,662)          (958)        (7,885)
        Net gains on sale of loans and securities..........             --            (52)            (1)           (54)
        FHLB stock dividends...............................           (582)          (544)        (1,015)        (1,351)
        Depreciation and amortization......................          1,760          1,724          3,450          3,479
        Accretion of premiums, net deferred loan fees and
          credit card fees and amortization of discounts...            784         (1,162)         1,186            173
        Deferred income tax benefit........................             --             --             --            (56)
   Proceeds from redemption of FHLB stock..................          7,491         32,614          7,491         32,614
   Interest receivable (increase) decrease.................           (451)         1,198            799          2,830
   Other assets decrease (increase)........................            648          5,444         (2,275)         8,659
   Interest payable decrease...............................           (248)          (945)          (122)        (2,604)
   Other liabilities (decrease) increase...................          5,209           (468)        17,023         (2,934)
                                                             -------------- -------------- -------------- --------------
     Net cash provided by operating activities of
        continuing operations..............................         19,143         42,942         52,241         48,942
                                                             -------------- -------------- -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of investment securities AFS.................             --             --             --         28,831
   Purchases of MBS AFS....................................             --       (110,577)            --       (110,577)
   Proceeds from sale and principal repayments of MBS AFS..         30,544         52,332         65,353        177,657
   Loans receivable, net decrease..........................         28,949         64,094        314,286        135,010
   Proceeds from sale of real estate.......................            644          4,932          1,927          9,899
   Dispositions (purchases) of premises and equipment......          5,569           (185)         5,227           (690)
                                                             -------------- -------------- -------------- --------------
     Net cash provided by investing activities of
        continuing operations..............................         65,706         10,596        386,793        240,130
                                                             -------------- -------------- -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Demand deposits and passbook savings, net decrease......        (27,136)        (9,546)       (88,016)        (9,817)
   Certificate accounts, net decrease......................        (69,569)      (132,191)      (296,723)      (294,453)
   Proceeds from FHLB advances.............................             --             --          6,000             --
   Repayments of FHLB advances.............................         (6,000)       (90,000)       (26,000)       (90,000)
   Proceeds from exercise of stock options.................             --             13             --             13
                                                             -------------- -------------- -------------- --------------
     Net cash used in financing activities of
        continuing operations..............................       (102,705)      (231,724)      (404,739)      (394,257)

Net cash provided by discontinued operations...............         36,894         42,222         51,667         47,509
Net increase (decrease) in cash and cash equivalents.......         19,038       (135,964)        85,962        (57,676)
Cash and cash equivalents at beginning of period...........        156,451        456,453         89,527        378,165
                                                             -------------- -------------- -------------- --------------

Cash and cash equivalents at end of period.................  $     175,489  $     320,489  $     175,489  $     320,489
                                                             ============== ============== ============== ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid on deposits, advances and other borrowings. $     (26,474) $     (38,812) $     (54,997) $     (81,048)
   Income tax (payments) refunds...........................            (23)         1,657              1          1,502
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
   Real estate acquired through foreclosure................          1,848          4,283          2,391          9,298
   Loans originated to finance sale of real estate owned...             --            796             --            796
   Stock awards and restricted stock issued................             --              8             20            142


                                     See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Bank Plus Corporation ("Bank Plus") and its subsidiaries. Bank Plus is the holding company for Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries (the "Bank" or "Fidelity") and Gateway Investment Services, Inc. ("Gateway") a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer (collectively, the "Company"). The Company offers a broad range of consumer financial services, including demand and term deposits, uninsured investment products, including mutual funds and annuities and loans. Fidelity operates through 30 full-service branches, 29 of which are located in the Southern California counties of Los Angeles and Orange, and one of which is located in Bloomington, Minnesota. The Bloomington, Minnesota branch is subject to a contract of sale.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 2000 and December 31, 1999, and the results of operations, statements of comprehensive income and statements of cash flows for the three and six months ended June 30, 2000 and 1999. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 2000 presentation.

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

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 2000


2. DISCONTINUED OPERATIONS

     In July 2000, the Board of Directors adopted a plan to dispose of its remaining credit card operations. As a result, the carrying values of the remaining credit card portfolios and other assets at June 30, 2000 have been reduced to their estimated sales values and the credit card operations are now reported as discontinued operations in the Company's financial statements. The remaining assets are expected to be disposed of through sale over the next 12 months. Summarized balance sheet data for the discontinued operations is as follows:

                                                                   JUNE 30,      DECEMBER 31,
                                                                     2000            1999
                                                                --------------  --------------
                                                                   (Dollars in thousands)
   Credit card balances and other receivables, net...........   $      46,332   $     161,501
   Other assets..............................................             575           3,351
   Other liabilities.........................................          (5,697)            (32)
                                                                --------------  --------------

     Net assets..............................................   $      41,210   $     164,820
                                                                ==============  ==============

     Interest costs have been allocated to the discontinued operations based on a rolling 12 month average of one-year fixed rate Federal Home Loan Bank ("FHLB") advances. Indirect general and administrative expenses not specifically identifiable with either the continuing operations or discontinued operations are allocated on the basis of direct operating expenses. Expenses allocated to discontinued operations for the quarter and six months ended June 30, 2000 were $0.9 million and $2.0 million, respectively.

     The net assets and results of operations of the credit card operations have been reclassified in the consolidated financial statements for prior periods as discontinued operations. In future periods, discontinued operations are not expected to have a material impact on consolidated results of operations.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 2000


3. EARNINGS PER SHARE

     The reconciliation of the numerators and denominators used in basic and diluted (loss) earnings per share ("EPS") follows for the periods indicated:

                                                                 QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                             ----------------------------- -----------------------------
                                                                  2000           1999           2000           1999
                                                             -------------- -------------- -------------- --------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 Earnings from continuing operations.......................  $       6,043  $      10,795  $      26,663  $      16,071
                                                             ============== ============== ============== ==============
 Earings per share:
     Basic.................................................  $        0.31  $        0.55  $        1.37  $        0.83
     Effect of dilutive securities-- stock options.........             --          (0.01)            --          (0.02)
     Effect of dilutive securities-- deferred stock awards.             --             --             --             --
                                                             -------------- -------------- -------------- --------------

     Diluted...............................................  $        0.31  $        0.54  $        1.37  $        0.81
                                                             ============== ============== ============== ==============

 Income (loss) from discontinued operations................  $          66  $     (26,429) $      (7,344) $     (29,708)
                                                             ============== ============== ============== ==============
 Loss per share:
     Basic.................................................  $          --  $       (1.35) $       (0.38) $       (1.53)
     Effect of dilutive securities-- stock options.........             --             --             --             --
     Effect of dilutive securities-- deferred stock awards.             --             --             --             --
                                                             -------------- -------------- -------------- --------------

     Diluted...............................................  $          --  $       (1.35) $       (0.38) $       (1.53)
                                                             ============== ============== ============== ==============

 Loss on disposal of discontinued operations...............  $     (27,944) $          --  $     (60,344) $          --
                                                             ============== ============== ============== ==============
 Loss per share:
     Basic.................................................  $       (1.43) $          --  $       (3.10) $          --
     Effect of dilutive securities-- stock options.........             --             --             --             --
     Effect of dilutive securities-- deferred stock awards.             --             --             --             --
                                                             -------------- -------------- -------------- --------------

     Diluted...............................................  $       (1.43) $          --  $       (3.10) $          --
                                                             ============== ============== ============== ==============

 Net loss..................................................  $     (21,835) $     (15,634) $     (41,025) $     (13,637)
                                                             ============== ============== ============== ==============
 Loss per share:
     Basic.................................................  $       (1.12) $       (0.80) $       (2.11) $       (0.70)
     Effect of dilutive securities-- stock options.........             --             --             --             --
     Effect of dilutive securities-- deferred stock awards.             --             --             --             --
                                                             -------------- -------------- -------------- --------------

     Diluted...............................................  $       (1.12) $       (0.80) $       (2.11) $       (0.70)
                                                             ============== ============== ============== ==============

 Weighted average common shares outstanding:
     Basic.................................................     19,470,400     19,461,082     19,470,400     19,458,499
     Effect of dilutive securities-- stock options.........            367        349,132            367        289,556
     Effect of dilutive securities-- deferred stock awards.         17,443         17,293         12,312         16,086
                                                             -------------- -------------- -------------- --------------

     Diluted...............................................     19,488,210     19,827,507     19,483,079     19,764,141
                                                             ============== ============== ============== ==============

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 2000


4. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," effective for financial statements for annual periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement allows derivatives to be designated as hedges only if certain criteria are met, with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income. At this time, the Company has not determined whether the adoption of SFAS No. 133 will have a material impact on its operations and financial position.

     In 2000, the FASB issued an interpretation, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK Compensation, related to the application of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Among other things the interpretation addressed the accounting for changes to the exercise price or the number of shares to be issued under a stock option grant that originally qualified as a fixed award. The FASB concluded if the terms of a stock option, which was originally accounted for as a fixed award, are modified during the option term to change the exercise price or the number of shares to be issued, that option shall be accounted for as a variable award, thereby, requiring the measurement of compensation cost from the date of modification to the date of exercise. With the exceptions identified below, the final Interpretation is effective on and after July 1, 2000, and the effects of applying the Interpretation shall be recognized on a prospective basis. With respect to the guidance regarding direct and indirect repricings and new grants or awards for purposes of determining whether the grantee meets the definition of an employee under Opinion No. 25 the effective date will be December 15, 1998, however the effects of application can only be recognized after June 30, 2000. Because the Company has in the past modified the exercise price on certain options there may be a negative impact on future operations depending on the future movement of the Company's stock price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements included in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Bank Plus and Fidelity to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are referred to in Bank Plus' most recent Annual Report on Form 10-K as of December 31, 1999. A number of other factors may have a material adverse effect on the Company's financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; movements in market interest rates that reduce our margins or the fair value of the financial instruments we hold; restrictions imposed on the Bank's operations by regulators such as a prohibition on the payment of dividends to Bank Plus; failure of the Bank and third parties to enter into written definitive agreements on significant transactions and to close such transactions; failure of regulatory authorities to issue approvals or non-objection to material transactions involving the Bank; actions by the Bank's regulators that could adversely affect the Bank's capital levels; an increase in the number of customers seeking protection under the bankruptcy laws which increases the amount of charge-offs; the effects of fraud or other contract breaches by third parties or customers; the effectiveness of the Company's collection efforts and the outcome of pending and future litigation. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Bank Plus disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


RECENT DEVELOPMENTS

     The following is a summary of significant events which occurred during the first six months of 2000:

     In June, the Bank completed the sales of the MMG Direct, Inc. ("MMG") credit card portfolio and the Bank's credit card servicing center located in Beaverton, Oregon. In conjunction with this sale, the buyer of the credit card servicing center is now servicing the Bank's ADC credit card portfolio and has an option to purchase the ADC portfolio.

     The Board of Directors adopted a plan to dispose of the Company's remaining credit card operations. As a result, the carrying values of the ADC and First Alliance Mortgage Company ("FAMCO") credit card portfolios have been reduced to their estimated sales values and the credit card operations are now reported as discontinued operations in the Company's financial statements. Until the disposal of the credit card portfolios has been completed, the Company's overall results of operations will continue to include the results of these discontinued operations and any changes in the anticipated proceeds from the disposal of the credit card portfolios.

     In June 2000, the Bank completed the sale of one of its retail branches with $82 million of deposits. This sale was funded with $77 million of available cash. In March 2000, the Bank completed the sale of five of its retail branches with $333 million of deposits in two separate transactions. These sales were funded with $250 million of multifamily loans, $59 million of cash and $4 million of other assets. The $24.3 million net gain recorded for the six month period includes the expenses of the transactions and losses incurred in the disposition of mortgage loans delivered in the transactions. Improvements in the results of the credit card operations during the first six months of 2000 allowed the Company to achieve its 2000 business strategy objectives through these sales of $415 million of deposits as compared to the $600 million of deposits the Company had originally contemplated the need to sell.

     The Company has settled substantially all of the various individual lawsuits filed in Alabama relating to the ADC credit card portfolio. The Company has negotiated agreements in principle to settle all of the lawsuits filed in Mississippi and is in the process of executing these agreements. In addition, a definitive settlement agreement has been executed and approved by the court for the class action lawsuit filed in Alabama. On August 15, the court dismissed the class action on its merits, with prejudice. This order is subject to appeal for a period of 42 days after the order. The settlements for cases filed in Mississippi are subject to the execution of definitive settlement agreements by the parties involved and confirmation by the various courts having jurisdiction over these cases. The Company recorded a $4 million charge in the first quarter of 2000 which represents the estimated settlement costs. There can be no assurance that (i) settlement agreements acceptable to the Company will be executed, (ii) the settlements not yet confirmed by the courts will be confirmed and (iii) new lawsuits of a similar nature will not be filed in the future.

     In February 24, 2000 the term of the FAMCO program expired and the Bank notified FAMCO that it would not be extending the term of the agreements. Under the terms of the agreements, upon termination FAMCO or its designee was required to purchase the outstanding accounts and receivables. FAMCO has contended that it has no obligation to purchase, or cause a designee to purchase, all of the outstanding accounts and receivables under the FAMCO program. On March 23, 2000, First Alliance Corporation and its subsidiaries (collectively "FACO") including FAMCO announced that they had filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. It is uncertain what effect the filing of the petitions for bankruptcy will have on FAMCO's obligations under the program agreements. Fidelity is one of FACO's 20 largest unsecured creditors and is represented on FACO's creditors committee. The Bank has obtained relief from stay pursuant to an order of the bankruptcy court to pursue its claim in arbitration seeking to enforce the demand that FAMCO repurchase or cause the repurchase of the outstanding accounts and receivables. The Bank is pursuing the arbitration claim which, if successful, may result in the establishment of damages due to the Bank which would be subject to collection through the bankruptcy proceeding.

     As a result of the termination of the agreement, the Company recognizes all revenues and expenses of the FAMCO credit card portfolio in its financial statements. Fidelity currently holds $2.7 million in cash deposits securing FAMCO's obligation to purchase charged-off accounts under the agreements. The ability of the Company to offset these cash deposits against prior or future charge-offs or any deficiency that may arise upon the sale of the portfolio is subject to bankruptcy court approval. As of June 30, 2000 outstanding balances and the percentage of accounts over 30 days delinquent under the FAMCO program were $13.0 million and 20.3%, respectively.

     In the course of the Bank's annual safety and soundness examination the OTS advised the Bank that its accounting and regulatory capital treatment of allowances for loan and lease losses related to credit card receivables held for disposal is not consistent with regulatory policy. The OTS maintains that when a loan is held for disposal, any existing allowance for loan and lease losses ("ALLL") should be reversed and any difference between the outstanding balance of the loans and their market value should be recorded as a valuation adjustment. The Bank strongly disagrees with this position and believes there is no support for the OTS position in regulations or Generally Accepted Accounting Principles ("GAAP"). The Company believes that its accounting treatment is in accordance with GAAP and applicable capital regulations and continues to maintain ALLL for its credit card portfolio.

     While the OTS has not concluded as to the accounting and regulatory capital treatment, it may require the Company to eliminate the ALLL related to the credit card portfolio and increase its valuation adjustment by an equal amount. If the OTS' position prevails it would result in a reduction in supplementary capital related to the ALLL for purposes of computing risk based capital. The Company's risk based capital ratio would decrease to 8.63% at June 30, 2000 with an excess over adequately capitalized levels of approximately $8.0 million. There would be no impact on the Company's core capital ratios, financial position or results of operations.

     While the Company strongly believes in the merits of its position, there can be no assurance that the Company will prevail on its position.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

     Net income from continuing operations was $6.0 million and $26.7 million for the quarter and six months ended June 30, 2000, respectively, as compared to $10.8 million and $16.1 million for the quarter and six months ended June 30, 1999, respectively. Excluding the gains on sales of branches in the second quarter and six months ended June 30, 2000, net income from continuing operations was $1.3 million and $2.4 million, respectively. The decrease in the 2000 second quarter as compared to the corresponding period in 1999 was due to lower net recoveries of loan loss reserves, lower net interest income and higher operating expenses offset by higher noninterest income. The decrease for the six months ended June 30, 2000 as compared to the corresponding period in 1999 was due to lower net recoveries of loan loss reserves, lower net interest income and higher operating expenses.

     Primarily as a result of deposit sales, repayments of borrowings and correspondingly lower levels of interest earning assets, net interest income decreased to $14.5 million and $30.9 million for the quarter and six months ended June 30, 2000, respectively, as compared to $18.5 million and $35.9 million in the corresponding periods in 1999. The impact of the reduction in interest earnings assets was partially offset by improvements in the interest margin. For the second quarter of 2000, net yield on interest earning assets increased to 2.71% while average interest earning assets decreased to $2.1 billion as compared to a net yield of 2.38% and average interest earning assets of $3.1 billion in the second quarter of 1999. For the six months ended June 30, 2000, net yield on interest earning assets increased to 2.69% while average interest earning assets decreased to $2.3 billion as compared to a net yield of 2.28% and average interest earning assets of $3.1 billion in the corresponding period in 1999. While increases in market interest rates have caused the Bank's deposit costs to increase since the 1999 second quarter, increases in the yield on assets and decreases in borrowings, which have higher costs than deposits, have resulted in an increase in the net yield on interest earning assets. The increased yield on assets was the result of the repricing of the Bank's primarily adjustable rate mortgage portfolio and improvements in the yield on its investment portfolio due to lower prepayments.

     Despite increasing deposit costs, the Company's overall costs of funds have risen more slowly than the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI") to which the majority of the Company's mortgage loan portfolio is indexed. The Bank's overall cost of funds was 4.84% for the month of June 2000 and 4.58% for the month of June 1999, while COFI was 5.36% and 4.50% for the corresponding periods.

     Net recoveries of loan loss reserves and reduced estimates of future loan losses in 1999 and 2000 reflect the continuing improvement in the asset quality of the Bank's mortgage loan portfolio. For the twelve months ended June 30, recoveries of previously established specific valuation allowances ("SVAs") for the mortgage loan and real estate owned ("REO") portfolios, net of new SVAs established, totaled $2.0 million.

     Excluding net gains on sales of branches, net noninterest income increased $0.4 million to $3.4 million for the second quarter of 2000 as compared to the second quarter of 1999 while noninterest income for the six months ended June 30, 2000 was relatively unchanged from the corresponding period in the prior year. The increase in noninterest income for the quarter is primarily attributed to fees paid in 1999 for the prepayment of FHLB advances, with no corresponding activity in 2000 and increases in investment product fee income. These increases in noninterest income were partially offset by lower deposit fee income related to the reduction in the number of branches and customers. Increased sales of higher margin products resulted in a 4% increase in fee income from the sale of investment products in the second quarter of 2000 as compared to the second quarter of 1999 in spite of an 18% decrease in the number of branches. On a per branch basis, fee income from the sale of investment products increased 27% in the second quarter of 2000 as compared to the second quarter of 1999. The first quarter of 1999 net noninterest income included $1.3 million of automated teller machines cash service fees from the Americash program which was discontinued in that quarter.

     Operating expenses for the second quarter of 2000 were $1.6 million or 9.5% higher than the second quarter of 1999 and for the six months ended June 30, 2000 operating expenses were $1.7 million or 4.7% higher than the corresponding period in the prior year. These increases were due primarily to increased compensation costs, costs of the new commercial and multifamily lending operations initiated in the fourth quarter of 1999 and higher Federal Deposit Insurance Corporation ("FDIC") insurance costs offset by lower information systems expenses. Increased compensation costs are primarily due to compensation increases and other incentives to retain quality personnel in a highly competitive employment market. The Company's core information systems were converted to a new service bureau based system in the second quarter resulting in a significant decrease in data processing costs.

DISCONTINUED OPERATIONS
-----------------------

     Income from discontinued operations was $0.1 million in the second quarter of 2000 and loss from discontinued operations was $7.3 million for first six months of 2000, as compared to losses of $26.4 million and $29.7 million for the corresponding periods in the prior year. The losses from discontinued operations in the first quarter of 2000 and in the first two quarters of 1999 were primarily due to high provisions for estimated loan losses. Loss on disposal of discontinued operations was $27.9 million for the second quarter of 2000 and $60.3 million for the six months ended June 30, 2000.

     The income realized during the second quarter of 2000 and the lower levels of losses for the six months ended June 30, 2000 as compared to the corresponding period in the prior year reflects improvements in the Company's delinquency and charge-off experience as compared to the prior year periods, lower outstanding balances and the benefits of reducing the carrying value of the MMG portfolio to its estimated sales value at the end of the first quarter of 2000. As a result of reducing the carrying value of the MMG portfolio to its estimated sales value, this portfolio generated earnings during the quarter.

     The loss on disposal of discontinued operations represents the valuation loss recorded by the Company to reduce the carrying values of the MMG, ADC and FAMCO portfolios to their estimated sales values and $3.0 million of charges related to the future termination of a third party servicing contract and the completed sale of the Company's credit card servicing center in Beaverton, Oregon. The valuation loss related to the MMG portfolio was recorded in the first quarter of 2000 while the valuation losses related to the ADC and FAMCO portfolios were recorded in the second quarter of 2000.

     COMBINED RESULTS OF OPERATIONS

     The Company reported overall losses of $21.8 million or $1.12 per diluted share for the second quarter of 2000 and $41.0 million, or $2.11 per diluted share, for the six months ended June 30, 2000.


NET INTEREST INCOME -- CONTINUING OPERATIONS

     The following tables present the primary determinants of net interest income for the periods indicated. For the purpose of this analysis, nonaccruing mortgage loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

                                                                    QUARTER ENDED JUNE 30,
                                         ---------------------------------------------------------------------------
                                                         2000                                    1999
                                         ------------------------------------   ------------------------------------
                                           AVERAGE                  AVERAGE       AVERAGE                   AVERAGE
                                            DAILY                    YIELD/        DAILY                     YIELD/
                                           BALANCE      INTEREST      RATE        BALANCE      INTEREST       RATE
                                         -----------   ----------   ---------   -----------   ----------   ---------
                                                                    (DOLLARS IN THOUSANDS)
 Interest-earning assets:
   Loans ..............................  $1,706,990    $  32,335       7.58%    $2,289,135    $  43,150       7.54%
   Mortgage Backed Securities ("MBS")..     275,297        4,703       6.83        347,992        5,139       5.91
   Investment securities ..............     120,983        2,181       7.25        408,869        5,168       5.07
   Investment in FHLB stock ...........      26,956          582       8.68         45,102          544       4.84
                                         -----------   ----------               -----------   ----------

      Total interest-earning assets....  $2,130,226       39,801       7.48     $3,091,098       54,001       6.99
                                         ===========   ----------               ===========   ----------

 Interest-bearing liabilities:
   Deposits:
    Demand deposits....................  $  333,929        1,183       1.42     $  377,946        1,166       1.24
    Savings deposits...................      92,050          671       2.93        119,711          852       2.85
    Time deposits......................   1,765,214       23,178       5.20      2,196,694       26,747       4.82
                                         -----------   ----------               -----------   ----------
      Total deposits ..................   2,191,193       25,032       4.59      2,694,351       28,765       4.28
 Borrowings ...........................      51,611        1,573      12.19        608,478        9,472       6.24
                                         -----------   ----------               -----------   ----------
      Sub-total interest-bearing
        liabilities....................   2,242,804       26,605       4.77      3,302,829       38,237       4.64
 Interest allocated to discontinued
    operations.........................     (85,262)      (1,333)      6.29       (213,577)      (2,763)      5.19
                                         -----------   ----------               -----------   ----------

 Total adjusted interest-bearing
   liabilities.........................  $2,157,542       25,272       4.71     $3,089,252       35,474       4.61
                                         ===========   ----------               ===========   ----------

 Net interest income; interest rate
   spread..............................                $  14,529       2.77%                  $  18,527       2.38%
                                                       ==========   =========                 ==========   =========

 Net yield on interest-earning assets..                                2.71%                                  2.38%
                                                                    =========                              =========


                                                                  SIX MONTHS ENDED JUNE 30,
                                         ---------------------------------------------------------------------------
                                                         2000                                    1999
                                         ------------------------------------   ------------------------------------
                                           AVERAGE                  AVERAGE       AVERAGE                   AVERAGE
                                            DAILY                    YIELD/        DAILY                     YIELD/
                                           BALANCE      INTEREST      RATE        BALANCE      INTEREST       RATE
                                         -----------   ----------   ---------   -----------   ----------   ---------
                                                                    (DOLLARS IN THOUSANDS)
 Interest-earning assets:
   Loans ..............................  $1,843,289    $  68,596       7.44%    $2,342,490    $  87,756       7.49%
   MBS.................................     291,341        9,921       6.81        379,422       10,911       5.75
   Investment securities ..............     108,496        3,801       7.01        353,598        9,032       5.12
   Investment in FHLB stock ...........      29,194        1,016       6.96         55,543        1,351       4.88
                                         -----------   ----------               -----------   ----------
      Total interest-earning assets....  $2,272,320       83,334       7.33     $3,131,053      109,050       6.97
                                         ===========   ----------               ===========   ----------

 Interest-bearing liabilities:
   Deposits:
    Demand deposits....................  $  355,359        2,456       1.39     $  375,838        2,298       1.23
    Savings deposits...................      96,674        1,389       2.89        119,037        1,683       2.84
    Time deposits......................   1,899,266       48,466       5.06      2,262,456       55,907       4.89
                                         -----------   ----------               -----------   ----------
      Total deposits ..................   2,351,299       52,311       4.47      2,757,331       59,888       4.36
 Borrowings ...........................      55,715        3,325      12.00        622,478       19,293       6.22
                                         -----------   ----------               -----------   ----------
      Sub-total interest-bearing
        liabilities....................   2,407,014       55,636       4.65     $3,379,809       79,181       4.70
 Interest allocated to discontinued
    operations.........................    (108,231)      (3,223)      6.09       (229,914)      (5,989)      5.25
                                         -----------   ----------               -----------   ----------

 Total adjusted interest-bearing
   liabilities.........................  $2,298,783       52,413       4.59     $3,149,895       73,192       4.66
                                         ===========   ----------               ===========   ----------

 Net interest income; interest rate
   spread..............................                $  30,920       2.74%                  $  35,858       2.31%
                                                       ==========   =========                 ==========   =========

 Net yield on interest-earning assets..                                2.69%                                  2.28%
                                                                    =========                              =========


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

                                           QUARTER ENDED JUNE 30, 2000        SIX MONTHS ENDED JUNE 30, 2000
                                            COMPARED TO JUNE 30, 1999           COMPARED TO JUNE 30, 1999
                                             FAVORABLE (UNFAVORABLE)             FAVORABLE (UNFAVORABLE)
                                        ---------------------------------   ---------------------------------
                                         VOLUME       RATE         NET       VOLUME       RATE         NET
                                        ---------   ---------   ---------   ---------   ---------   ---------
                                                               (DOLLARS IN THOUSANDS)
Interest income:
   Loans .............................  $(11,043)   $    228    $(10,815)   $(18,578)   $   (582)   $(19,160)
   MBS ...............................    (1,167)        731        (436)     (2,793)      1,803        (990)
   Investment securities .............    (4,621)      1,634      (2,987)     (7,774)      2,543      (5,231)
   Investment in FHLB stock ..........      (279)        317          38        (785)        450        (335)
                                        ---------   ---------   ---------   ---------   ---------   ---------

     Total interest income ...........   (17,110)      2,910     (14,200)    (29,930)      4,214     (25,716)
                                        ---------   ---------   ---------   ---------   ---------   ---------

Interest expense:
   Deposits:
     Demand deposits .................       143        (160)        (17)        130        (288)       (158)
     Savings deposits ................       204         (23)        181         323         (29)        294
     Time deposits ...................     5,509      (1,940)      3,569       9,261      (1,820)      7,441
                                        ---------   ---------   ---------   ---------   ---------   ---------
     Total deposits ..................     5,856      (2,123)      3,733       9,714      (2,137)      7,577
   Borrowings ........................     6,655       1,244       7,899       7,292       8,676      15,968
   Interest allocated to discontinued
     operations ......................    (1,925)        495      (1,430)     (3,607)        841      (2,766)
                                        ---------   ---------   ---------   ---------   ---------   ---------
Total interest expense ...............    10,586        (384)     10,202      13,399       7,380      20,779
                                        ---------   ---------   ---------   ---------   ---------   ---------

Decrease in net interest income ......  $ (6,524)   $  2,526    $ (3,998)   $(16,531)   $ 11,594    $ (4,937)
                                        =========   =========   =========   =========   =========   =========


INCOME TAXES

     The Company's expected combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. As of June 30, 2000 and December 31, 1999, the Company's significant deferred tax assets, which primarily consisted of net operating loss carryforwards and bad debt timing differences, were reduced by a valuation allowance as required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As the Company does not anticipate a significant change in the determination of the valuation allowance during 2000, the Company does not expect to record any tax expense or benefit in 2000.

FINANCIAL CONDITION

ASSET QUALITY

   CONTINUING OPERATIONS

     The Company's mortgage loan portfolio is primarily secured by assets located in Southern California and is comprised principally of single family and multifamily residential loans. At June 30, 2000, 26.6% of Fidelity's real estate loan portfolio consisted of California single family residences (1 to 4 units), while 61.6% consisted of California multifamily dwellings of 5 or more units.

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


     DELINQUENT LOANS

     The following tables present net delinquent loans at the dates indicated:

                                                                      QUARTERS ENDED
                                            --------------------------------------------------------------------
                                              JUNE 30,      MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
                                               2000           2000          1999          1999          1999
                                            ------------  ------------  ------------  ------------  ------------
                                                                 (DOLLARS IN THOUSANDS)
 Mortgage loan delinquencies by number of days:
    30 to 59 days.........................  $     3,306   $     1,987   $     5,210   $     6,641   $     6,087
    60 to 89 days.........................        1,416         1,964         3,871         2,633         2,264
    90 days and over......................        2,308         5,462         4,989         6,128         5,905
                                            ------------  ------------  ------------  ------------  ------------

      Total...............................  $     7,030   $     9,413   $    14,070   $    15,402   $    14,256
                                            ============  ============  ============  ============  ============

    As a percentage of outstanding balances:
      30 to 59 days.......................        0.20%         0.12%         0.26%         0.31%         0.27%
      60 to 89 days.......................        0.08          0.11          0.19          0.13          0.10
      90 days and over....................        0.14          0.32          0.25          0.30          0.26
                                            ------------  ------------  ------------  ------------  ------------

         Total............................        0.42%         0.55%         0.70%         0.74%         0.63%
                                            ============  ============  ============  ============  ============
 Other loan delinquencies by number of days:
    30 to 59 days.........................  $       359   $       336   $       735   $       745   $       742
    60 to 89 days.........................           90            73           234           379           364
    90 days and over......................          111            91           148           123           160
                                            ------------  ------------  ------------  ------------  ------------

      Total...............................  $       560   $       500   $     1,117   $     1,247   $     1,266
                                            ============  ============  ============  ============  ============
    As a percentage of outstanding balances:
      30 to 59 days.......................        4.53%         3.95%         7.49%         6.99%         6.07%
      60 to 89 days.......................        1.13          0.86          2.38          3.56          2.98
      90 days and over....................        1.40          1.07          1.51          1.16          1.31
                                            ------------  ------------  ------------  ------------  ------------

         Total............................        7.06%         5.88%        11.38%        11.71%        10.36%
                                            ============  ============  ============  ============  ============


     Asset quality in the mortgage loan portfolio continues to be favorable with delinquencies at June 30, 2000 of 0.42% for the overall portfolio and 0.10% for the multifamily portfolio, compared to levels of 0.70% and 0.34%, respectively, as of December 31, 1999.

   NONPERFORMING AND CLASSIFIED ASSETS

     All assets and ratios are reported net of specific reserves unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                                                      QUARTERS ENDED
                                            --------------------------------------------------------------------
                                              JUNE 30,      MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
                                               2000           2000          1999          1999          1999
                                            ------------  ------------  ------------  ------------  ------------
                                                                 (DOLLARS IN THOUSANDS)
Nonperforming Assets ("NPAs") by Type:
   NPLs..................................   $     2,377   $     5,513   $     6,945   $     7,108   $     6,412
   Real Estate Owned ("REO").............         2,886         1,671         2,422         5,685         6,861
   Other repossessed assets..............            --            --            29            72           139
                                            ------------  ------------  ------------  ------------  ------------

     Total NPAs..........................   $     5,263   $     7,184   $     9,396   $    12,865   $    13,412
                                            ============  ============  ============  ============  ============

Number of REO properties.................            27            30            37            41            42
                                            ============  ============  ============  ============  ============

NPAs by Composition:
   Single family (1 to 4 units)..........   $     3,210   $     5,036   $     5,799   $     6,474   $     7,100
   Multifamily 5 units and over..........         1,470         1,598         2,147         3,893         4,504
   Commercial and other..................         1,136         1,136         1,963         2,965         2,449
   Consumer..............................            69            51           145           153           427
   REO valuation allowances..............          (622)         (637)         (658)         (620)       (1,068)
                                            ------------  ------------  ------------  ------------  ------------
     Total NPAs..........................         5,263         7,184         9,396        12,865        13,412
   Total troubled debt restructurings
     ("TDRs")............................        24,855        28,259        30,851        25,022        31,255
                                            ------------  ------------  ------------  ------------  ------------
     Total TDRs and NPAs.................   $    30,118   $    35,443   $    40,247   $    37,887   $    44,667
                                            ============  ============  ============  ============  ============

Classified Assets:
   NPAs..................................   $     5,263   $     7,184   $     9,396   $    12,865   $    13,412
   Performing classified loans ..........        41,881        43,429        51,359        50,631        55,925
   Other classified assets...............           500           842           840           781           889
                                            ------------  ------------  ------------  ------------  ------------
     Total classified assets.............   $    47,644   $    51,455   $    61,595   $    64,277   $    70,226
                                            ============  ============  ============  ============  ============

Classified Asset Ratios:
   NPLs to total assets..................         0.11%         0.24%         0.28%         0.26%         0.21%
   NPLs to total loans...................         0.14%         0.32%         0.35%         0.34%         0.29%
   NPAs to total assets..................         0.24%         0.32%         0.37%         0.47%         0.44%
   TDRs to total assets..................         1.13%         1.27%         1.22%         0.91%         1.02%
   NPAs and TDRs to total assets.........         1.37%         1.59%         1.60%         1.37%         1.45%
   Classified assets to total assets.....         2.16%         2.28%         2.45%         2.33%         2.28%
   NPLs to NPAs..........................        45.16%        76.74%        73.91%        55.25%        47.81%


     Total classified assets of continuing operations decreased 14.0 million from December 31, 1999, to $47.6 million at June 30, 2000, primarily due to a $9.5 million decrease in performing classified loans. This decrease reflects the continuing improvement in the performance of the Bank's mortgage loan portfolio, including improvements in the underlying income properties of the multifamily portfolio.

   ALLOWANCE FOR ESTIMATED LOAN AND REO LOSSES

     The following schedule summarizes the activity in the allowances for estimated loan and REO losses:

                                                      QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                    --------------------------  --------------------------
                                                         2000         1999          2000          1999
                                                    ------------  ------------  ------------  ------------
                                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of period....................  $    14,294   $    28,922   $    15,257   $    34,647
                                                    ------------  ------------  ------------  ------------
   Charge-offs....................................         (376)       (2,082)       (1,463)       (5,926)
   Allocation of reserves to loans sold...........           --            --          (501)           --
   Recoveries.....................................          203         1,180           275         1,522
                                                    ------------  ------------  ------------  ------------
     Net charge-offs..............................         (173)         (902)       (1,689)       (4,404)
   Provision:
     Recovery of estimated loan losses............       (1,500)       (5,787)         (958)       (8,024)
     REO..........................................           11           125            22           139
                                                    ------------  ------------  ------------  ------------

Balance at end of period..........................  $    12,632   $    22,358   $    12,632   $    22,358
                                                    ============  ============  ============  ============
Ratio of net charge-offs during the period to
   average loans outstanding, annualized..........        0.04%         0.16%         0.18%         0.38%


     The following table presents loan and REO charge-offs and recoveries for the periods indicated:

                                                      QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                    --------------------------  --------------------------
                                                         2000         1999          2000          1999
                                                    ------------  ------------  ------------  ------------
                                                                    (DOLLARS IN THOUSANDS)
 Charge-offs:
    Single family (1 to 4 units).................   $        78   $       376   $       314   $       835
    Multifamily loans:
      5 to 36 units..............................           135           589           171         1,107
      37 units and over..........................            --           285            --           285
                                                    ------------  ------------  ------------  ------------
         Total multifamily.......................           135           874           171         1,392
                                                    ------------  ------------  ------------  ------------
    Commercial and industrial....................            --            33            55         1,187
    Auto and other loans.........................           163           799           923         2,512
                                                    ------------  ------------  ------------  ------------

 Total charge-offs...............................   $       376   $     2,082   $     1,463   $     5,926
                                                    ============  ============  ============  ============
 Recoveries:
    Single family (1 to 4 units).................   $       203   $       468   $       217   $       690
    Multifamily loans:
      5 to 36 units..............................            --           146            29           266
      37 units and over..........................            --           168            --           168
                                                    ------------  ------------  ------------  ------------
         Total multifamily.......................            --           314            29           434
                                                    ------------  ------------  ------------  ------------
    Commercial and industrial....................            --           398            29           398
                                                    ------------  ------------  ------------  ------------

 Total recoveries................................   $       203   $     1,180   $       275   $     1,522
                                                    ============  ============  ============  ============


     Charge-offs declined $0.8 million and $1.7 million for the quarter and six months ended June 30, 2000 as compared to the corresponding periods in 1999. The decline in charge-offs is due to improvements in the performance of the mortgage portfolio and the sale of $10.5 million of auto loans at the end of the first quarter of 1999. At June 30, 2000, only $2.0 million of auto loans were outstanding.

     The following table sets forth the allowance for estimated loan and REO losses at the dates indicated:

                                                                      QUARTERS ENDED
                                            --------------------------------------------------------------------
                                              JUNE 30,      MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
                                               2000           2000          1999          1999          1999
                                            ------------  ------------  ------------  ------------  ------------
                                                                 (DOLLARS IN THOUSANDS)
Loans:
   Allowance for Loan and Lease Loss
     ("ALLL").............................  $     9,574   $    10,895   $    10,697   $    12,534   $    15,609
   Specific Valuation Allowance ("SVA")...        2,436         2,762         3,902         5,040         5,681
                                            ------------  ------------  ------------  ------------  ------------
     Total ALLL and SVA...................       12,010        13,657        14,599        17,574        21,290
REO valuation allowances..................          622           637           658           620         1,068
                                            ------------  ------------  ------------  ------------  ------------
Total allowances..........................  $    12,632   $    14,294   $    15,257   $    18,194   $    22,358
                                            ============  ============  ============  ============  ============

Selected ratios:
   Total allowances to net loans and REO..        0.75%         0.83%         0.75%         0.87%         0.99%
   Total ALLL to:
     Net loans............................        0.57%         0.63%         0.53%         0.60%         0.69%
     Net NPLs.............................      402.78%       197.62%       154.02%       176.34%       243.43%
     Net NPAs.............................      181.91%       151.66%       113.85%        97.43%       116.38%
     Classified assets....................       20.09%        21.17%        17.37%        19.50%        22.23%
     Total assets.........................        0.43%         0.48%         0.42%         0.45%         0.51%


     Credit losses are inherent in the business of originating and retaining loans. The Company maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. These allowances consist of SVAs and an Allowance for Loan and Lease Loss ("ALLL") which are based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio.

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

   DISCONTINUED OPERATIONS

     The performance of the Bank's credit card portfolio may be adversely affected by a number of factors, including a national or regional economic slowdown or recession, an increase in the number of customers seeking protection under the bankruptcy laws, the effectiveness of the collection efforts, and fraud or breaches of contracts by third parties or customers. In addition, because the portfolio is primarily sub-prime, the Bank has and is expected to continue to experience significantly higher delinquencies and charge-offs in its credit card portfolio than those experienced by other credit card issuers whose portfolio's are not sub-prime.


     DELINQUENT LOANS

     The following table presents the credit card loan portfolio at the dates indicated:

                                                                      QUARTERS ENDED
                                            --------------------------------------------------------------------
                                              JUNE 30,      MARCH 31,   DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
                                               2000           2000          1999          1999          1999
                                            ------------  ------------  ------------  ------------  ------------
                                                                 (DOLLARS IN THOUSANDS)

     Current..............................  $    73,065   $   156,326   $   170,533   $   199,331   $   222,805
     Delinquencies:
       30 to 59 days......................        4,717         6,907        11,157        13,397        15,666
       60 to 89 days......................        3,663         5,413         8,438        10,040        13,940
       90 to 119 days.....................        2,815         5,108         7,596         9,877        12,075
       120 to 149 days....................        1,649         4,915         7,213         9,443         8,460
       150 days and over..................        1,522         4,376         5,706         8,734         6,963
                                            ------------  ------------  ------------  ------------  ------------
          Total delinquencies.............       14,366        26,719        40,110        51,491        57,104
                                            ------------  ------------  ------------  ------------  ------------

     Total................................  $    87,431   $   183,045   $   210,643   $   250,822   $   279,909
                                            ============  ============  ============  ============  ============
     As a percentage of outstanding balances:
       30 to 59 days......................        5.40%         3.77%         5.30%         5.34%         5.60%
       60 to 89 days......................        4.19          2.96          4.00          4.00          4.98
       90 to 119 days.....................        3.22          2.79          3.61          3.94          4.31
       120 to 149 days....................        1.89          2.69          3.42          3.76          3.02
       150 days and over..................        1.74          2.39          2.71          3.48          2.49
                                            ------------  ------------  ------------  ------------  ------------

          Total...........................       16.44%        14.60%        19.04%        20.52%        20.40%
                                            ============  ============  ============  ============  ============


     The recent decreases in total balances outstanding and delinquent balances are primarily the result of the sale of the MMG portfolio in June 2000. At the time of the sale the MMG portfolio had $75.8 million outstanding with $10.3 million in delinquent balances. In addition to the sale of the MMG portfolio the decrease in outstanding balances for the second quarter was the result of $15.5 million of charge-offs and $4.3 million of collections in excess of purchases, interest and fees charged to the accounts.

   ALLOWANCE FOR ESTIMATED LOAN AND LOSSES

     The following schedule summarizes the activity in the discontinued operations allowances for estimated loan losses: (See related discussion of ALLL and regulatory capital in the Regulatory Capital Compliance section below.)

                                                      QUARTER ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                    --------------------------  --------------------------
                                                         2000         1999          2000          1999
                                                    ------------  ------------  ------------  ------------
                                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of period....................  $    38,036   $    51,889   $    48,351   $    74,551
                                                    ------------  ------------  ------------  ------------
   Charge-offs....................................      (15,474)      (28,391)      (33,847)      (67,775)
   Allocation of reserves to loans sold...........      (14,000)           --       (14,000)           --
   Recoveries.....................................        3,511           635         4,100           980
                                                    ------------  ------------  ------------  ------------
     Net charge-offs..............................      (25,963)      (27,756)      (43,747)      (66,795)
   Provision:
     Estimated loan losses........................        7,800        37,587        15,258        52,824
     Funds provided by affinity marketers.........           38           552            49         1,692
                                                    ------------  ------------  ------------  ------------

Balance at end of period..........................  $    19,911   $    62,272   $    19,911   $    62,272
                                                    ============  ============  ============  ============


     Charge-offs purchased by FAMCO during the first six months of 2000 and 1999 totaled $0.6 million and $1.2 million, respectively, and are not included as charge-offs in the table above.

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

     The Bank's actual and required capital are as follows at the dates indicated:

                                                                  TO BE CATEGORIZED
                                                                    AS ADEQUATELY         TO BE CATEGORIZED
                                                ACTUAL               CAPITALIZED         AS WELL CAPITALIZED
                                        ---------------------   ---------------------   ---------------------
                                         AMOUNT       RATIO       AMOUNT      RATIO      AMOUNT       RATIO
                                        ---------   ---------   ---------   ---------   ---------   ---------
                                                                      (DOLLARS IN THOUSANDS)

AS OF JUNE 30, 2000:
  Total capital (to risk-weighted
    assets)(1)........................  $115,525       9.09%    $101,618       8.00%    $127,022      10.00%
  Core capital (to adjusted tangible
    assets)...........................    99,737       4.45       67,231       3.00      112,051       5.00
  Tangible capital (to tangible
    assets)...........................    99,737       4.45       33,615       1.50          N/A
  Core capital (to risk-weighted
    assets)...........................    99,737       4.45          N/A                  76,213       6.00
AS OF DECEMBER 31, 1999:
  Total capital (to risk-weighted
    assets)...........................  $159,952      10.09%    $126,796       8.00%    $158,495      10.00%
  Core capital (to adjusted tangible
    assets)...........................   139,689       5.22       80,306        3.00     133,843        5.00
  Tangible capital (to tangible
    assets)...........................   139,689       5.22       40,153        1.50         N/A
  Core capital (to risk-weighted
    assets)...........................   139,689       8.81          N/A                  95,097        6.00

     (1) In the course of the Bank's annual safety and soundness examination the OTS advised the Bank that its accounting and regulatory capital treatment of allowances for loan and lease losses related to credit card receivables held for disposal is not consistent with regulatory policy. The OTS maintains that when a loan is held for disposal, any existing allowance for loan and lease losses ("ALLL") should be reversed and any difference between the outstanding balance of the loans and their market value should be recorded as a valuation adjustment. The Bank strongly disagrees with this position and believes there is no support for the OTS position in regulations or Generally Accepted Accounting Principles ("GAAP"). The Company believes that its accounting treatment is in accordance with GAAP and applicable capital regulations and continues to maintain ALLL for its credit card portfolio.

     While the OTS has not concluded as to the accounting and regulatory capital treatment, it may require the Company to eliminate the ALLL related to the credit card portfolio and increase its valuation adjustment by an equal amount. If the OTS' position prevails it would result in a reduction in supplementary capital related to the ALLL for purposes of computing risk based capital. The Company's risk based capital ratio would decrease to 8.63% at June 30, 2000 with an excess over adequately capitalized levels of approximately $8.0 million. There would be no impact on the Company's core capital ratios, financial position or results of operations.

     While the Company strongly believes in the merits of its position, there can be no assurance that the Company will prevail on its position.

     The following table reconciles the Company's stockholders' equity to the Bank's tangible, core and risk-based capital at the dates indicated:

                                                              TANGIBLE    ORE CAPITAL    RISK-BASED
                                                              CAPITAL       CAPITAL       CAPITAL
                                                            ------------  ------------  ------------
                                                                     (DOLLARS IN THOUSANDS)
      AS OF JUNE 30, 2000:
        Consolidated stockholders' equity.................  $    55,622   $    55,622   $    55,622
        Adjustments:
          Fidelity's Preferred Stock......................       51,750        51,750        51,750
          Bank Plus equity excluding Fidelity.............       (1,157)       (1,157)       (1,157)
                                                            ------------  ------------  ------------
        Fidelity's stockholders' equity...................      106,215       106,215       106,215
        Accumulated other comprehensive loss..............        8,822         8,822         8,822
        Adjustments:
          Intangible assets...............................      (11,393)      (11,393)      (11,393)
          Supplementary capital-- ALLL....................           --            --        16,046
          Net deferred tax assets.........................       (3,907)       (3,907)       (3,907)
          Assets required to be deducted..................           --            --          (258)
                                                            ------------  ------------  ------------

      Regulatory capital..................................  $    99,737   $    99,737   $   115,525
                                                            ============  ============  ============
      AS OF DECEMBER 31, 1999:
        Consolidated stockholders' equity.................  $    96,176   $    96,176   $    96,176
        Adjustments:
          Fidelity's Preferred Stock......................       51,750        51,750        51,750
          Bank Plus equity excluding Fidelity.............       (1,250)       (1,250)       (1,250)
                                                            ------------  ------------  ------------
        Fidelity's stockholders' equity...................      146,676       146,676       146,676
        Accumulated other comprehensive loss..............        9,272         9,272         9,272
        Adjustments:
          Intangible assets...............................      (12,352)      (12,352)      (12,352)
          Nonincludable subsidiaries......................           (1)           (1)           (1)
          Supplementary capital-- ALLL....................           --            --        20,263
          Net deferred tax assets.........................       (3,906)       (3,906)       (3,906)
                                                            ------------  ------------  ------------

      Regulatory capital..................................  $   139,689   $   139,689   $   159,952
                                                            ============  ============  ============

     As of June 30, 2000, the Bank was "adequately capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

LIQUIDITY

     The Bank derives funds from deposits, FHLB advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. In addition, funds are generated from loan payments and payoffs as well as from the sale of loans and investments.

   DEPOSITS

     The largest source of funds for the Bank is deposits. Customer deposits are insured by the FDIC to the maximum amount permitted by law. At June 30, 2000, the Bank had deposits of $2.1 billion. The following table presents the distribution of deposit accounts at the dates indicated:

                                                              JUNE 30,    DECEMBER 31,    JUNE 30,
                                                               2000          1999           1999
                                                            ------------  ------------  ------------
                                                                     (DOLLARS IN THOUSANDS)
   Checking accounts......................................  $   317,108   $   369,071   $   366,459
   Passbook accounts......................................       45,086        49,973        58,397
   Money market savings accounts..........................       43,369        50,428        58,906
                                                            ------------  ------------  ------------
      Total transaction accounts..........................      405,563       469,472       483,762
                                                            ------------  ------------  ------------
   Certificates of Deposit ("CDs"):
      Less than $100,000..................................  $ 1,187,631   $ 1,422,303     1,539,946
      Greater than $100,000...............................      523,313       609,471       594,553
                                                            ------------  ------------  ------------

        Total CDs.........................................  $ 1,710,944   $ 2,031,774     2,134,499
                                                            ------------  ------------  ------------

   Total deposits.........................................  $ 2,116,507   $ 2,501,246   $ 2,618,261
                                                            ============  ============  ============

   Weighted average interest rate on deposits.............        4.64%         4.21%         4.16%
                                                            ============  ============  ============


     There were no brokered deposits outstanding at the dates indicated above.

     The following table provides information with regards to the Bank's most recent quarterly experience in the levels of and pricing of certificates of deposit ("CDs") for the period indicated:

                                                                                     WEIGHTED AVERAGE RATE
                                                                                   --------------------------
                                             NET         NEW OR                        NET          NEW OR
                                         WITHDRAWALS     RENEWED      NET CHANGE   WITHDRAWALS      RENEWED
                                         ------------  ------------  ------------  ------------  ------------
                                                               (DOLLARS IN THOUSANDS)
 CDs maturing in quarter ended:
     June 30, 1999.....................  $   584,454   $   452,263   $  (132,191)        5.08%         4.33%
     September 30, 1999................      577,716       561,375       (16,341)        4.90          4.79
     December 31, 1999.................      482,455       494,889        12,434         4.55          4.96
     March 31, 2000....................      665,225       676,358        11,133         4.53          5.24
     June 30, 2000.....................      523,313       453,744       (69,569)        4.88          5.56

     The distribution of certificate accounts by date of maturity is an important indicator of the relative stability of a major source of funds. Longer term certificate accounts generally provide greater stability as a source of funds, but currently entail greater interest costs than passbook accounts. The following tables summarize certificate accounts by maturity and weighted average rate at June 30, 2000:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                        AMOUNT         RATE
                                                      ------------  ------------
  MATURES IN QUARTER ENDED:                             (DOLLARS IN THOUSANDS)
  -------------------------

  September 30, 2000................................  $   366,516         5.13%
  December 31, 2000.................................      338,051         5.30
  March 31, 2001....................................      327,460         5.31
  June 30, 2001.....................................      280,496         5.68
  September 30, 20001...............................       91,361         5.00
  December 31, 2001.................................       89,594         4.75
  March 31, 2002....................................      122,885         5.47
  June 30, 2002 and after...........................       94,581         5.47
                                                      ------------  ------------

     Total CDs......................................  $ 1,710,944         5.30%
                                                      ============  ============


   BORROWINGS

     The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated:

                                                              JUNE 30,    DECEMBER 31,    JUNE 30,
                                                               2000          1999           1999
                                                            ------------  ------------  ------------
                                                                     (DOLLARS IN THOUSANDS)
FHLB advances: fixed rate advances........................  $        --   $    20,000   $   495,000
Senior notes..............................................       51,478        51,478        51,478
                                                            ------------  ------------  ------------

Total borrowings..........................................  $    51,478   $    71,478   $   546,478
                                                            ============  ============  ============

Weighted average interest rate on all borrowings..........       12.00%        11.05%         6.18%
Percent of total borrowings to total liabilities and
stockholders' equity......................................        2.29%         2.66%        16.57%


   UNDRAWN SOURCES

     The Company maintains other sources of liquidity to draw upon, which at June, 2000 include (a) available credit faculties with the FHLB of $336.7 million, (b) $248.6 million in unpledged securities available to be placed in reverse repurchase agreements or sold, (c) available credit facilities at the Federal Reserve Bank of $100 million and the ability under Federal Regulations to borrow $125 million through the use of brokered CDs.

   CONTINGENT OR POTENTIAL USES OF FUNDS

     The Bank had unfunded loans totaling $17.3 million and $3.4 million at June 30, 2000 and December 31, 1999, respectively. Additionally, unused lines of credit related to credit card loans, deposit overdraft accounts and other credit lines totaled $63.7 million and $83.8 million at June 30, 2000 and December 31, 1999, respectively.

   LIQUIDITY

     The regulatory required average daily balance of liquid assets is 4.0% of the liquidity base, which is based on a quarterly average. The Bank's quarterly average regulatory liquidity ratio was 21.66% and 18.40% for the six months ended June 30, 2000 and 1999, respectively.

   HOLDING COMPANY LIQUIDITY

     At June 30, 2000, Bank Plus had cash and cash equivalents of $0.7 million. Bank Plus has no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity and Gateway in order to fund its cash needs, including its payment obligations on its $51.5 million senior notes.

     During the quarter, the Company made its scheduled interest payment on its Senior Notes. The funds for the remaining interest payments in 2000 is expected to be provided by preferred stock dividends from the Bank and currently projected liquidity at the holding company. The Bank has been authorized by the OTS to make payments of dividends on the Bank's preferred stock so long as the Bank remains at least adequately capitalized for regulatory purposes. The authorization from the OTS does not constrain the OTS from restricting future dividend payments based on safety and soundness considerations or future examination findings, and no assurance can therefore be given that the OTS will permit future dividend payments by Fidelity to Bank Plus. The Bank has received no indication from the OTS that it will object to the continued payment of preferred dividends.


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

     The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of June 30, 2000. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                       AS OF JUNE 30, 2000
                                                                      MATURITY OR REPRICING
                                          -----------------------------------------------------------------------------
                                            WITHIN 3       4-12         1-5         6-10        OVER 10
                                             MONTHS       MONTHS       YEARS        YEARS        YEARS        TOTAL
                                          ------------ ------------ ------------ ------------ ------------ ------------
                                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Cash and cash equivalents.............. $   175,489  $        --  $        --  $        --           --  $   175,489
  FHLB stock (1).........................      24,729           --           --           --           --       24,729
  MBS (1)................................      39,750          707           --           --      214,130      254,587
  Assets of discontinued operations......      31,600       55,831           --           --           --       87,431
  Loans receivable:
    Adjustable Rate Mortgages ("ARMs")...   1,197,100      314,470       39,184        5,399          864    1,557,017
    Fixed rate loans.....................       3,168        1,056        3,123       11,091      111,608      130,046
                                          ------------ ------------ ------------ ------------ ------------ ------------
      Total gross loans receivable.......   1,200,268      315,526       42,307       16,490      112,472    1,687,063
                                          ------------ ------------ ------------ ------------ ------------ ------------

Total interest-earning assets............   1,471,836      372,064       42,307       16,490      326,602  $ 2,229,299
                                          ------------ ------------ ------------ ------------ ------------ ============
Interest-bearing liabilities:
  Deposits:
    Checking and savings accounts (3)....     362,194           --           --           --           --   $  362,194
    Money market accounts (3)............      43,369           --           --           --           --       43,369
    Fixed maturity deposits:
      Retail customers...................     373,045      939,476      397,800          363          260    1,710,944
      Wholesale customers................          --           --           --           --           --           --
                                          ------------ ------------ ------------ ------------ ------------ ------------
        Total deposits...................     778,608      939,476      397,800          363          260    2,116,507
  Borrowings: Senior Notes...............          --           --           --       51,478           --       51,478
                                          ------------ ------------ ------------ ------------ ------------ ------------

Total interest-bearing liabilities.......     778,608      939,476      397,800       51,841          260  $ 2,167,985
                                          ------------ ------------ ------------ ------------ ------------ ============
Repricing Gap............................ $   693,228  $  (567,412) $  (355,493) $   (35,351) $   326,342
                                          ============ ============ ============ ============ ============

Gap to total assets......................      30.90%     (25.29)%     (15.85)%      (1.58)%       14.55%

Cumulative Gap to Total Assets...........      30.90%        5.61%     (10.24)%     (11.82)%        2.73%

(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) ARMs are primarily in the shorter categories as they are subject to interest rate adjustments.
(3) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.


     The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of Adjustable Rate Mortgages ("ARMs") loans. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. ARM loans comprised 87% of the total mortgage loan portfolio at June 30, 2000 and 81% of ARMs in the mortgage loan portfolio are indexed to the FHLB COFI. The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months. Thus, in a rising rate environment there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, net interest income will be positively affected.

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

   MARKET RISK

     The Bank's Asset Liability Committee which is composed of senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the Company's asset/liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income. There has been no significant change in interest rate sensitivity since December 31, 1999.

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

   ADC CREDIT CARD LITIGATION

     Over one hundred lawsuits, on behalf of more than two hundred individual plaintiffs, and two purported class actions, were filed in state and federal courts in the State of Alabama against Fidelity and, in most instances, ADC, Bank Plus, and various manufacturers and distributors of consumer appliances. In addition, the Bank and Bank Plus have been sued in four cases in state court in the State of Mississippi on behalf of more than seventy individual plaintiffs (the Mississippi cases were removed to Federal Court in that state). All of these cases arise out of the affinity credit card program between the Bank and ADC in which independent third-party direct marketers sold consumer appliances and concurrently offered consumers an opportunity to apply for a credit card arranged by ADC and issued by the Bank which was then used to pay for the appliance. The Bank discontinued financing such consumer products under the ADC program in early 1999.

     The plaintiffs in the litigation were cardholders who alleged, generally, that misrepresentations were made to them by the sales people in connection with their purchases of the consumer appliances and applications for credit card accounts, including misrepresentations with respect to the nature and cost of financing such purchases through credit cards issued by the Bank. The Bank believes that it had substantial legal and factual defenses to these claims in that it did not control, direct, or otherwise have any dealings with the sales people who allegedly made such misrepresentations, and the financing and other terms of the credit cards were disclosed in writing to cardholders by the Bank. The Bank also believes that the majority of the plaintiffs claims were subject to adjudication under federal laws.

     Notwithstanding the Company's defenses, the Company has executed settlement agreements to settle the various individual and purported class action lawsuits filed in Alabama relating to the ADC credit card portfolio and has settled or is in the process of settling the lawsuits in Mississippi. The Company recorded a $4.0 million charge in the first quarter of 2000 which represents the estimated settlement costs for all of the then outstanding card consumer cases, threatened but unfiled claims and the purported class actions. With respect to the individual cases in Alabama, the Bank has made the settlement payments, and most of the cases have been dismissed with the remaining dismissals expected shortly. One of the class actions was settled as an individual suit. A definitive settlement agreement has been executed and approved by the court for the class action lawsuit filed in Alabama. On August 15, 2000 the court dismissed the class action on its merits, with prejudice. This order is subject to appeal for a period of 42 days after the order.

     In June 2000, another individual Alabama cardholder filed suit against the Bank and the Company raising similar allegations as in the settled cases. The Company is pursuing settlement of this matter on terms similar to other settled cases. In addition, the Bank and the Company may be faced with lawsuits from cardholders who opt-out of the class action settlement. The opt-out period expired on August 8, 2000 with twenty-four persons electing to opt-out of the settling class.

     The Bank is a third-party beneficiary of agreements in which ADC and the distributors of the consumer products agreed to indemnify and defend the Bank against potential claims relating to the program. The Bank believes that the claims of the plaintiffs are within the scope of the indemnity and defense covenants, and the Bank has demanded that ADC and the distributors indemnify the Bank and provide a defense. Although ADC had been fulfilling its indemnification obligations, early this year it ceased payment of the Bank's costs of defense and indicated that it does not have the funds to continue to honor its indemnity obligations. Thus far the distributors have either not responded to the Bank's demands for indemnity and defense, denied such demands, or declined to respond until such time as the distributors have had additional opportunity to investigate the claims.

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

     As a part of the affinity credit card marketing program with MMG, the Bank entered into an agreement with Nationwide Capital Company L.L.C. ("Nationwide"), who purported to have arrangements with automobile dealers, including arrangements to obtain lists of customers of the dealers, through which dealer-branded credit cards would be marketed and issued to customers of the dealers. The Nationwide contract expressly provided that it could be terminated by the Bank upon termination of the Bank's contract with MMG and further provided that any disputes arising in connection with the contract would be arbitrated in Los Angeles, California.

     Notwithstanding its commitment to arbitrate any disputes arising in connection with the contract in Los Angeles, Nationwide instituted litigation against the Bank in the Texas state court. The Bank sought to stay this litigation in the Texas state court and also filed a petition against Nationwide in the United States District Court for the Central District of California to compel Nationwide to arbitrate and to stay the Texas proceedings. The Bank's petition was granted by the District Court and, as a result, the Texas state court litigation has been stayed and Nationwide has been ordered to arbitrate its claim. After the District Court ruling became final, Nationwide filed an arbitration proceeding against the Bank in Los Angeles.

     In the arbitration Nationwide asserts claims for breach of contract against the Bank and tort claims for interference with its contract rights with MMG and with the automobile dealers in connection with the credit card program. According to the claim in arbitration, the contract claims alone amount to $75 million. The Bank believes that Nationwide's claims are without merit. In addition, the Bank intends to assert all available counterclaims against Nationwide, which are currently being evaluated, including its counterclaim for damages for failure to arbitrate.

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

     Plaintiffs filed a motion for class certification in the Gunty II case. Bank Plus and the individual defendants filed an opposition challenging the suitability of the proposed representative plaintiff to act as such and further asserting that all claims aside from those on file in the original Gunty II complaint are preempted by Federal law under the Securities Litigation Uniform Standards Act. On May 3, 2000, the Court ruled that the proposed representative plaintiff, The Howard Gunty Profit Sharing Plan, was not typical of the purported class and not adequate as a class representative and thus not suitable to represent the purported class. The Court continued plaintiffs' motion to certify a class in order to allow plaintiffs to propose a different class representative. Thereafter, plaintiffs proposed a further class representative. Defendants opposed on statute of limitation grounds and this opposition was upheld. The Court has ordered that plaintiffs counsel should be accorded an opportunity to solicit amongst the purported class for a new class representative or class representatives. Proceedings are currently under way to determine the exact format of that solicitation. It is unknown at this time whether the solicitation will result in the emergence of a class representative or class representatives willing to undertake the responsibilities of that role and, if so, whether any such representative or representatives will be ultimately deemed to be adequate to act as representatives of the purported class and typical of the purported class. The Bank intends to continue to assert all defenses to class certification and further intends to continue to assert that any claims made on behalf of the expanded class asserted in Gunty II are barred and preempted by the Securities Litigation Uniform Standards Act. In addition, should any purported class of any scope be certified, the Bank intends to vigorously defend on the merits. In this respect, the Bank believes, among other things, that its communications to the public were timely and accurate and that it did not engage in any market activity which would generate liability under the California Corporations Code.

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

     In October 1999, Durga Ma invoked binding arbitration subsequent to the Bank's decision not to issue credit cards under the agreement. Durga Ma alleges "breach of contract and fraud" and claims damages in the amount of $5.0 million. The Bank believes many of the claims lack merit and the damages sought are speculative.

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

     This lawsuit is substantially similar to a number of lawsuits filed around the country against credit card issuers, MasterCard, and Visa. The plaintiff sought to have the lawsuit consolidated with similar lawsuits in a Federal court in New York. On March 1, 2000, the Judicial Panel on Multidistrict Litigation consolidated the case with several others and ordered that these cases be transferred to the U.S. District Court for the Eastern District of Louisiana. The Bank's motion to dismiss currently is pending as part of the multidistrict litigation.

   FIRST ALLIANCE MORTGAGE COMPANY

     In 1997, Fidelity entered into a series of agreements with FAMCO and its affiliates to establish a secured credit card program (the "Program"). Under the agreements, Fidelity serves as issuer and owner of the Program accounts and is responsible for the risk management associated with the extension of credit. FAMCO is responsible for marketing and processing applications and servicing the accounts originated under the Program. FAMCO also provides credit enhancements to guarantee full repayment of the Program receivables in the event of cardholder defaults and, in exchange, has the right to purchase the outstanding receivables at par and receives all revenues, net of expenses and funding costs paid to Fidelity, from the Program. FAMCO is required to fund a cash collateral account as part of the credit enhancement. As of June 30, 2000, total receivables outstanding under the Program were $13.0 million, of which 20.3% were delinquent, and the balance of the cash collateral account was $2.7 million.

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

     On March 23, 2000, FAMCO and its affiliates filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, Case No. SA 00-12370 LR. The bankruptcy proceeding had the effect of staying the arbitration and any other action by Fidelity to enforce FAMCO's obligations. It also had the effect of suspending the monthly settlements with FAMCO pursuant to which FAMCO had previously been performing its credit enhancement obligations. Fidelity has filed a proof of claim in the bankruptcy proceeding relating to Fidelity's claims against FAMCO.

     The Bank has obtained relief from stay pursuant to an order of the Bankruptcy Court to pursue its claim in arbitration seeking to enforce the demand that FAMCO repurchase or cause the repurchase of the outstanding accounts and receivables. FAMCO has filed a counter demand for arbitration asserting a conflict of interest on the part of the Bank's Chief Executive Officer based on his alleged involvement in the negotiations of the agreements and seeking damages because, as FAMCO alleges, the Bank's termination of the program prevented FAMCO from securitizing the card portfolio.

     FAMCO has listed Fidelity as one of its 20 largest unsecured creditors, and Fidelity is represented on FAMCO's unsecured creditors' committee.

     Subject to the constraints of applicable bankruptcy law, Fidelity intends to mitigate its damages, pursue vigorously its rights and remedies to recover amounts owed by FAMCO, and seek recourse to the cash collateral to recover any shortfall. Among other strategies, Fidelity is currently exploring the potential sale of the portfolio to mitigate its damages. To the extent that the carrying value of the portfolio may exceed the potential sale proceeds, Fidelity would assert a claim against FAMCO's bankruptcy estate for the deficiency. However, there is substantial uncertainty as to Fidelity's success in mitigating damages, the ability of FAMCO to pay the claims of its creditors and the timing and amount of distributions that may be made by FAMCO to its creditors. The ability of the Company to offset the cash collateral account against prior or future charge-offs or any deficiency that may arise upon the sale of the portfolio is subject to bankruptcy court approval.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders held on April 26, 2000, the stockholders elected Irving R. Beimler, Steven M. Ellis and Jeffrey E. Susskind to the Board of Directors of Bank Plus to serve for three year terms and Thomas
E. King was elected to the Board of Directors of Bank Plus to serve a two year term. The seating of Messrs. Ellis, King and Susskind on the Board was subject to approval or non-objection by the OTS. Of the 19,441,866 share of Common Stock outstanding as of the record date, March 23, 2000, the following indicates the number of votes cast for and withheld:

                                                            NUMBER OF VOTES
                                                       -------------------------

                                                           FOR        WITHHELD
                                                       ------------ ------------

       Election of Directors:
            Irving R. Beimler.........................  17,823,531    577,398
            Steven M. Ellis...........................  17,886,281    514,648
            Thomas E. King............................  17,886,233    514,696
            Jeffrey E. Susskind.......................  17,886,233    514,696


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS


    EXHIBIT
      NO.                             DESCRIPTION
   --------    -----------------------------------------------------------------
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

     10.7 Mortgage Loan Purchase Agreement dated as of February 7, 2000 by and between Fidelity and First Federal Bank of California.*

     10.8 Agreement to Purchase Assets and Assume Liabilities dated as of February 3, 2000 by and between Fidelity and Jackson
               Federal Bank.*

     10.9 Purchase and Assumption Agreement dated as of June 2, 2000 by and between Fidelity and Household Bank (SB), N.A.

     10.10 Agreement to Purchase Assets and Assume Liabilities dated as of May 22, 2000 by and between Fidelity and First Bank of
               Beverly Hills.

     27.       Financial Data Schedule.
---------------
         * Indicates previously filed documents.


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


                              BANK PLUS CORPORATION
                              Registrant


                                              /s/ Mark K. Mason
                              --------------------------------------------------
                                                Mark K. Mason
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER;
                                           VICE CHAIRMAN OF THE BOARD
Date:   August 21, 2000                  (PRINCIPAL EXECUTIVE OFFICER)


                                               /s/ John M. Michel
                              --------------------------------------------------
                                                 John M. Michel
                                          EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
Date:   August 21, 2000                   (PRINCIPAL FINANCIAL OFFICER)