Form 10-Q
period 2000-09-30
BANK PLUS CORP
filed 2000-11-14
CIK 1012616

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

                For the quarterly period ended September 30, 2000

                                       OR

     | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________to _______________

                         COMMISSION FILE NUMBER 0-28292

                              --------------------

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

                              --------------------

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

     As of November 9, 2000, Registrant had outstanding 19,441,866 shares of Common Stock, par value $.01 per share.

================================================================================

                                             BANK PLUS CORPORATION


                                               TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition as of September 30, 2000 and
                 December 31, 1999.....................................................................    1

              Consolidated Statements of Operations for the quarter and nine months ended
                 September 30, 2000 and 1999...........................................................    2

              Consolidated Statements of Comprehensive Income for the quarter and
                 nine months ended September 30, 2000 and 1999.........................................    4

              Consolidated Statements of Cash Flows for the quarter and nine months ended
                 September 30, 2000 and 1999...........................................................    5

              Notes to Consolidated Financial Statements ..............................................    6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations............................................................................    9

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................   27

Item 4        Submission of Matters to a Vote of Security Holders......................................   32

Item 6.       Exhibits and Reports on Form 8-K.........................................................   32

                 a. Exhibits...........................................................................   32

                 b. Reports on Form 8-K................................................................   33

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BANK PLUS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                          2000           1999
                                                                                     -------------  -------------
ASSETS:
   Cash and cash equivalents......................................................   $    152,389   $     89,527
   Mortgage-backed securities ("MBS") available for sale ("AFS"), at fair value...        252,769        320,233
   Loans receivable, net of allowances for estimated loan losses of $10,814
     and $14,599 at September 30, 2000 and December 31, 1999, respectively........      1,675,998      2,007,880
   Investment in Federal Home Loan Bank ("FHLB") stock............................         25,212         31,142
   Premises and equipment.........................................................         28,115         30,141
   Net assets of discontinued operations, at estimated disposition value at
     September 30, 2000...........................................................         38,287        164,820
   Other assets...................................................................         33,921         39,677
                                                                                     -------------  -------------

Total Assets......................................................................   $  2,206,691   $  2,683,420
                                                                                     =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Deposits.....................................................................   $  2,073,945   $  2,501,246
     FHLB advances................................................................             --         20,000
     Senior notes.................................................................         51,478         51,478
     Other liabilities............................................................         19,973         14,248
                                                                                     -------------  -------------
        Total Liabilities.........................................................      2,145,396      2,586,972
                                                                                     -------------  -------------

   Commitments and contingencies
   Minority interest..............................................................            272            272

   Stockholders' equity:
     Common stock:
        Common stock, par value $.01 per share; 78,500,000 shares authorized;
          19,470,400 and 19,463,343 shares outstanding
          at September 30, 2000 and December 31, 1999, respectively...............            195            195
     Paid-in capital..............................................................        275,305        275,285
     Accumulated other comprehensive loss.........................................         (6,219)        (9,272)
     Accumulated deficit..........................................................       (208,258)      (170,032)
                                                                                     -------------  -------------
        Total Stockholders' Equity................................................         61,023         96,176
                                                                                     -------------  -------------

Total Liabilities and Stockholders' Equity........................................   $  2,206,691   $  2,683,420
                                                                                     =============  =============

                           See notes to consolidated financial statements.

                                    BANK PLUS CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  QUARTER ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                           ----------------------------  ----------------------------
                                                                2000          1999           2000           1999
                                                           -------------  -------------  -------------  -------------
Interest Income:
   Loans.................................................  $     32,602   $     40,279   $    101,198   $    128,035
   MBS...................................................         4,098          6,101         14,019         17,012
   Investment securities and other.......................         2,878          3,267          7,695         13,650
                                                           -------------  -------------  -------------  -------------
     Total interest income...............................        39,578         49,647        122,912        158,697
                                                           -------------  -------------  -------------  -------------
Interest Expense:
   Deposits..............................................        25,087         26,735         77,398         86,623
   FHLB advances.........................................            --          6,267            182         22,411
   Other borrowings......................................         1,571          1,572          4,714          4,721
   Interest allocated to discontinued operations.........          (622)        (2,475)        (3,845)        (8,464)
                                                           -------------  -------------  -------------  -------------
     Total interest expense..............................        26,036         32,099         78,449        105,291
                                                           -------------  -------------  -------------  -------------
Net interest income......................................        13,542         17,548         44,463         53,406
Provision for estimated loan losses......................          (900)        (3,452)        (1,858)       (11,476)
                                                           -------------  -------------  -------------  -------------
Net interest income after provision for estimated loan
    losses...............................................        14,442         21,000         46,321         64,882
                                                           -------------  -------------  -------------  -------------
Noninterest Income (Expense):
   Loan fee income.......................................           611          1,006          2,142          2,580
   Fee income from the sale of investment products.......         1,462          1,571          5,199          4,792
   Fee income from deposits and other fee income.........           699            940          2,196          2,676
   Gain on sales of branches, net........................         1,116          5,914         25,430          5,914
   Other income .........................................            51             75            210          1,366
   Real estate operations, net...........................           555           (284)           616         (1,054)
                                                           -------------  -------------  -------------  -------------
     Total noninterest income............................         4,494          9,222         35,793         16,274
                                                           -------------  -------------  -------------  -------------
Operating Expense:
   Personnel and benefits................................         8,631          8,228         28,165         25,029
   Occupancy.............................................         2,933          3,381          9,877          9,789
   Federal Deposit Insurance Corporation ("FDIC")
    insurance............................................         1,010          1,975          3,997          5,356
   Professional services.................................         1,496          2,158          6,360          8,463
   Office-related expenses...............................           984          1,168          3,130          3,143
   Other.................................................           244           (293)           270           (314)
                                                           -------------  -------------  -------------  -------------
     Total operating expense.............................        15,298         16,617         51,799         51,466
                                                           -------------  -------------  -------------  -------------
Earnings from continuing operations before income
   taxes and minority interest...........................         3,638         13,605         30,315         29,690
Income tax expense.......................................            --             --             --             --
                                                           -------------  -------------  -------------  -------------
Earnings from continuing operations before minority
   interest..............................................         3,638         13,605         30,315         29,690
Minority interest in subsidiary..........................             7              7             21             21
                                                           -------------  -------------  -------------  -------------
Earnings from continuing operations......................         3,631         13,598         30,294         29,669
                                                           -------------  -------------  -------------  -------------
Discontinued Operations:
   Loss from operations..................................            --        (15,998)        (7,344)       (45,706)
   Loss on disposal......................................          (832)            --        (61,176)            --
                                                           -------------  -------------  -------------  -------------

Loss From Discontinued Operations........................          (832)       (15,998)       (68,520)       (45,706)
                                                           -------------  -------------  -------------  -------------

Net earnings (loss)......................................  $      2,799   $     (2,400)  $    (38,226)  $    (16,037)
                                                           =============  =============  =============  =============
                                                                                                          (CONTINUED)

                                See notes to consolidated financial statements.

                                                      2

                                    BANK PLUS CORPORATION AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS -- CONTINUED
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  QUARTER ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                           ----------------------------  ----------------------------
                                                                2000          1999           2000           1999
                                                           -------------  -------------  -------------  -------------
EARNINGS (LOSS) PER SHARE:
   Continuing operations:
     Basic...............................................  $       0.19   $       0.70   $       1.56   $       1.53
     Diluted.............................................          0.19           0.69           1.55           1.50
   Discontinued operations:
     Basic ..............................................         (0.05)         (0.82)         (3.52)         (2.35)
     Diluted.............................................         (0.05)         (0.82)         (3.52)         (2.35)
   Total:
     Basic...............................................          0.14          (0.12)         (1.96)         (0.82)
     Diluted.............................................          0.14          (0.12)         (1.96)         (0.82)
Weighted average common shares outstanding:
     Basic...............................................    19,470,400     19,463,343     19,470,400     19,460,132
     Diluted.............................................    19,522,245     19,788,790     19,486,957     19,772,404


                                See notes to consolidated financial statements.

                                                       3

                                    BANK PLUS CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                            (DOLLARS IN THOUSANDS)


                                                                  QUARTER ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                           ----------------------------  ----------------------------
                                                                2000          1999           2000           1999
                                                           -------------  -------------  -------------  -------------
Net earnings (loss)....................................... $      2,799   $     (2,400)  $    (38,226)  $    (16,037)
Other comprehensive earnings:
   Investment and MBS AFS: Unrealized holding gains
     (losses) arising during the period, net..............        2,603         (1,080)         3,053         (4,092)
                                                           -------------  -------------  -------------  -------------

Comprehensive earnings (loss)............................. $      5,402   $     (3,480)  $    (35,173)  $    (20,129)
                                                           =============  =============  =============  =============


                                See notes to consolidated financial statements.

                                                      4

                                    BANK PLUS CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (DOLLARS IN THOUSANDS)


                                                                    QUARTER ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                             ----------------------------  ----------------------------
                                                                  2000          1999           2000           1999
                                                             -------------  -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earning (loss)......................................  $      2,799   $     (2,400)  $    (38,226)  $    (16,037)
   Add back discontinued operations; net loss from
     operations and disposal...............................           832         15,998         68,520         45,706
                                                             -------------  -------------  -------------  -------------
   Earnings from continuing operations.....................         3,631         13,598         30,294         29,669
   Adjustments to reconcile net earnings from continuing
     operations to net cash provided by operating
     activities of continuing operations:
        Provisions for estimated loan and real
           estate losses...................................          (900)        (3,452)        (1,858)       (11,337)
        Net gains on sale of loans and securities..........            --            594             (1)           540
        FHLB stock dividends...............................          (464)          (414)        (1,479)        (1,765)
        Depreciation and amortization......................         2,170          1,699          5,620          5,178
        Accretion of premiums, net deferred loan fees and
          amortization of discounts........................           341             24          1,527            197
        Deferred income tax benefit........................            --             --             --            (56)
   Proceeds from redemption of FHLB stock..................            --          4,378          7,491         36,992
   Interest receivable decrease............................            56            504            855          3,318
   Other assets decrease (increase)........................       (10,359)         2,661        (12,634)         6,698
   Interest payable increase (decrease)....................           102         (1,414)           (20)        (4,018)
   Other liabilities (decrease) increase...................        (2,462)         2,512         14,561           (422)
                                                             -------------  -------------  -------------  -------------
     Net cash (used in) provided by operating activities
        of continuing operations...........................        (7,885)        20,690         44,356         64,994
                                                             -------------  -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of investment securities AFS.................            --             --             --         28,831
   Purchases of MBS AFS....................................       (26,603)       (24,901)       (26,603)      (135,478)
   Proceeds from sale and principal repayments of MBS AFS..        30,706         50,562         96,059        228,219
   Loans receivable, net decrease..........................        17,918        146,629        332,204        281,639
   Proceeds from sale of real estate.......................         2,346          2,707          4,273         12,606
   Dispositions (purchases) of premises and equipment......        (1,029)           134          4,198           (556)
                                                             -------------  -------------  -------------  -------------
     Net cash provided by investing activities of
        continuing operations..............................        23,338        175,131        410,131        415,261
                                                             -------------  -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Demand deposits and passbook savings, net increase
     (decrease)............................................         7,150        (22,656)       (80,866)       (32,473)
   Certificate accounts, net decrease......................       (49,712)      (115,159)      (346,435)      (409,612)
   Proceeds from FHLB advances.............................            --             --          6,000             --
   Repayments of FHLB advances.............................            --       (200,000)       (26,000)      (290,000)
   Proceeds from exercise of stock options.................            --             --             --             13
                                                             -------------  -------------  -------------  -------------
     Net cash used in financing activities of
        continuing operations..............................       (42,562)      (337,815)      (447,301)      (732,072)

Net cash provided by discontinued operations...............         4,009        (30,001)        55,682         82,148
Net increase (decrease) in cash and cash equivalents.......       (23,100)      (111,993)        62,868       (169,669)
Cash and cash equivalents at beginning of period...........       175,489        320,489         89,521        378,165
                                                             -------------  -------------  -------------  -------------

Cash and cash equivalents at end of period.................  $    152,389   $    208,496   $    152,389   $    208,496
                                                             =============  =============  =============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid on deposits, advances and other
      borrowings...........................................  $    (26,176)  $    (35,606)  $    (81,173)  $   (116,654)
   Income tax (payments) refunds...........................           (89)            17            (88)         1,519
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
   Real estate acquired through foreclosure................           530          2,851          2,921         12,149
   Loans originated to finance sale of real estate owned...            --          1,320             --          2,116
   Stock awards and restricted stock issued................            --             --             20             --


                                See notes to consolidated financial statements.

                                                      5

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Bank Plus Corporation ("Bank Plus") and its subsidiaries. Bank Plus is the holding company for Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries (the "Bank" or "Fidelity") and Gateway Investment Services, Inc. ("Gateway") a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer (collectively, the "Company"). The Company offers a broad range of consumer financial services, including demand and term deposits, loans and uninsured investment products, including mutual funds and annuities. Fidelity operates through 30 full-service branches, 29 of which are located in the Southern California counties of Los Angeles and Orange, and one of which is located in Bloomington, Minnesota.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of September 30, 2000 and December 31, 1999, and the results of operations, statements of comprehensive income and statements of cash flows for the quarter and nine months ended September 30, 2000 and 1999. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 2000 presentation.

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

2. DISCONTINUED OPERATIONS

     In July 2000, the Board of Directors adopted a plan to dispose of its remaining credit card operations. As a result, the carrying values of the remaining credit card portfolios and other assets have been reduced to their estimated disposition values and the credit card operations are now reported as discontinued operations in the Company's financial statements. The remaining assets are expected to be disposed of through sale within 12 months of the date the plan was adopted. Summarized balance sheet data for the discontinued operations is as follows:

                                                                                 SEPTEMBER 30, DECEMBER 31,
                                                                                     2000          1999
                                                                                -------------  -------------
                                                                                  (Dollars in thousands)
Credit card balances and other receivables, net (at
   estimated disposition value at September 30, 2000).........................  $     35,149   $    161,501
Other assets..................................................................         7,376          3,351
Other liabilities.............................................................        (4,238)           (32)
                                                                                -------------  -------------

   Net assets.................................................................  $     38,287   $    164,820
                                                                                =============  =============

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000


     Interest costs have been allocated to the discontinued operations based on a rolling 12 month average of one-year fixed rate FHLB advances. Indirect general and administrative expenses not specifically identifiable with either the continuing operations or discontinued operations are allocated on the basis of direct operating expenses. Expenses allocated to discontinued operations for the quarter and nine months ended September 30, 2000 were $0.2 million and $2.2 million, respectively.

     The net assets and results of operations of the credit card operations have been reclassified in the consolidated financial statements for prior periods as discontinued operations. In future periods, discontinued operations are not expected to have a material impact on consolidated results of operations.


3. EARNINGS PER SHARE

     The reconciliation of the numerators and denominators used in basic and diluted (loss) earnings per share ("EPS") follows for the periods indicated:

                                                                     QUARTER ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                              ----------------------------  ----------------------------
                                                                   2000          1999           2000           1999
                                                              -------------  -------------  -------------  -------------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 EARNINGS FROM CONTINUING OPERATIONS........................  $      3,631   $     13,598   $     30,294   $     29,669
                                                              =============  =============  =============  =============
 Earnings per share:
     Basic..................................................  $       0.19   $       0.70   $       1.56   $       1.53
     Effect of dilutive securities-- stock options..........            --           (0.1)            --          (0.03)
     Effect of dilutive securities-- deferred stock awards..            --             --          (0.01)            --
                                                              -------------  -------------  -------------  -------------

     Diluted................................................  $       0.19   $       0.69   $       1.55   $       1.50
                                                              =============  =============  =============  =============

 LOSS FROM DISCONTINUED OPERATIONS..........................  $         --   $    (15,998)  $     (7,344)  $    (45,706)
                                                              =============  =============  =============  =============
 Loss per share:
     Basic..................................................  $      (0.05)  $      (0.82)  $      (3.52)  $      (2.35)
     Effect of dilutive securities-- stock options..........            --             --             --             --
     Effect of dilutive securities-- deferred stock awards..            --             --             --             --
                                                              -------------  -------------  -------------  -------------

     Diluted................................................  $      (0.05)  $      (0.82)  $      (3.52)  $      (2.35)
                                                              =============  =============  =============  =============

 NET EARNINGS (LOSS)........................................  $      2,799   $     (2,400)  $    (38,226)  $    (16,037)
                                                              =============  =============  =============  =============
 Earnings (loss) per share:
     Basic..................................................  $       0.14   $      (0.12)  $      (1.96)  $      (0.82)
     Effect of dilutive securities-- stock options..........            --             --             --             --
     Effect of dilutive securities-- deferred stock awards..            --             --             --             --
                                                              -------------  -------------  -------------  -------------

     Diluted................................................  $       0.14   $      (0.12)  $      (1.96)  $      (0.82)
                                                              =============  =============  =============  =============

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic..................................................    19,470,400     19,463,343     19,470,400     19,460,132
     Effect of dilutive securities-- stock options..........        18,512        308,608             --        295,953
     Effect of dilutive securities-- deferred stock awards..        33,333         16,839         16,557         16,319
                                                              -------------  -------------  -------------  -------------

     Diluted................................................    19,522,245     19,788,790     19,486,957     19,772,404
                                                              =============  =============  =============  =============

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements included in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Bank Plus and Fidelity to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are referred to in Bank Plus' most recent Annual Report on Form 10-K as of December 31, 1999. A number of other factors may have a material adverse effect on the Company's financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; movements in market interest rates that reduce our margins or the fair value of the financial instruments we hold; changes in the fair value of the credit card portfolios resulting from changes in economic conditions or in the market for these receivables; restrictions imposed on the Bank's operations by regulators such as a prohibition on the payment of dividends to Bank Plus; failure of regulatory authorities to issue approvals or non-objection to material transactions involving the Bank; actions by the Bank's regulators that could adversely affect the Bank's capital levels; an increase in the number of customers seeking protection under the bankruptcy laws which increases the amount of charge-offs; the effects of fraud or other contract breaches by third parties or customers; the effectiveness of the Company's collection efforts and the outcome of pending and future litigation. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Bank Plus disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


RECENT DEVELOPMENTS

     The following is a summary of significant events which occurred during the first nine months of 2000:

     In June, the Bank completed the sales of the MMG Direct, Inc. ("MMG") credit card portfolio and the Bank's credit card servicing center located in Beaverton, Oregon. In conjunction with this sale, the buyer of the credit card servicing center is now servicing the Bank's American Direct Credit, Inc. ("ADC") credit card portfolio and has an option to purchase the ADC portfolio.

     Effective in the second quarter of 2000, the Board of Directors adopted a plan to dispose of the Company's remaining credit card operations. As a result, the carrying values of the ADC and First Alliance Mortgage Company ("FAMCO") credit card portfolios were reduced to their estimated disposition values and the credit card operations are now reported as discontinued operations in the Company's financial statements. Until the disposal of the credit card portfolios has been completed, the Company's overall results of operations will continue to include the results of these discontinued operations and any changes in the anticipated proceeds from the disposal of the credit card portfolios.

     In September 2000, upon the expiration of an option to buy the Bank's branch in Minnesota that was not exercised by the buyer, the Bank recorded $1.1 million as noninterest income. In June 2000, the Bank completed the sale of one of its retail branches with $82 million of deposits. This sale was funded with $77 million of available cash. In March 2000, the Bank completed the sale of five of its retail branches with $333 million of deposits in two separate transactions. These sales were funded with $250 million of multifamily loans, $59 million of cash and $4 million of other assets. The $25.4 million net gain recorded for the nine month period includes the expenses of the transactions and losses incurred in the disposition of mortgage loans delivered in the transactions. Improvements in the results of the credit card operations during the first six months of 2000 allowed the Company to achieve its 2000 business strategy objectives through the sale of $415 million of deposits as compared to the $600 million of deposits the Company had originally contemplated selling .

     The Company has settled substantially all of the various individual lawsuits filed in Alabama and Mississippi relating to the ADC credit card portfolio. In addition, a definitive settlement agreement has been executed and approved by the court for the class action lawsuit filed in Alabama. On August 15, the court dismissed the class action on its merits, with prejudice. The Company recorded a $4 million charge in the first quarter of 2000 which represents the estimated settlement costs.

     On February 24, 2000, the term of the FAMCO credit card program expired and the Bank notified FAMCO that it would not be extending the term of the agreements. Under the terms of the agreements, upon termination FAMCO or its designee was required to purchase the outstanding accounts and receivables. FAMCO has contended that it has no obligation to purchase, or cause a designee to purchase, all of the outstanding accounts and receivables under the FAMCO program. On March 23, 2000, First Alliance Corporation and its subsidiaries (collectively "FACO") including FAMCO announced that they had filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. It is uncertain what effect the filing of the petitions for bankruptcy will have on FAMCO's obligations under the program agreements. Fidelity is one of FACO's 20 largest unsecured creditors and is represented on FACO's creditors committee. The Bank has obtained relief from stay pursuant to an order of the bankruptcy court to pursue its claim in arbitration seeking to enforce the demand that FAMCO repurchase or cause the repurchase of the outstanding accounts and receivables. The Bank is pursuing the arbitration claim which, if successful, may result in the establishment of damages due to the Bank which would then be subject to collection through the bankruptcy proceeding.

     On October 1, 2000, the servicing of the accounts in the FAMCO program was transferred from FAMCO to the Bank. As a result of FAMCO's defaults and the expiration of the related program agreements, the Company recognizes all revenues and expenses of the FAMCO credit card portfolio in its financial statements. Fidelity currently holds $2.8 million in cash deposits securing FAMCO's continuing obligation to purchase charged-off accounts under the agreements. The ability of the Company to offset these cash deposits against prior or future charge-offs or any deficiency that may arise upon the sale of the portfolio is subject to bankruptcy court approval. As of September 30, 2000, outstanding balances and the percentage of accounts over 30 days delinquent under the FAMCO program were $10.9 million and 25.1%, respectively.

     In the course of the Bank's annual safety and soundness examination the Office of Thrift Supervision ("OTS") advised the Bank that the classification and regulatory capital treatment of its allowance for loan and lease losses ("ALLL") related to credit card receivables held for disposal is not consistent with regulatory policy. The OTS has instructed the Company to eliminate the ALLL related to the credit card portfolio and classify it as a loss or establish a specific valuation allowance. The Company strongly disagrees with this position and believes there is no support for the OTS position in regulations or generally accepted accounting principles ("GAAP"). The Company intends to appeal this finding in its response to the report of examination. If the OTS position prevails, supplementary capital related to the ALLL for purposes of computing risk based capital would be reduced. The Bank's risk-based capital ratio at September 30, 2000 would decrease to 8.65% and the related excess over the minimum requirement to be considered adequately capitalized would decrease to $8.4 million from $15.3 million. This determination by the OTS and the results of the Company's appeal will have no impact on the Bank's core capital ratios, financial position or results of operations. While the Company strongly believes in the merits of its position, there can be no assurance that the Company will prevail in its position.

     In concluding its May 1999 special limited compliance examination of the Bank's discontinued credit card operations, the OTS requested that the Bank consent to an order requiring the Bank to document and maintain a comprehensive compliance and risk management program for any new lending activities (the "Order"). The Company believes that its current quality control, risk management and compliance programs for new lending activities fulfill substantially all of the requirements of the Order; however compliance with the Order will require additional administration and documentation of any future new lending activity.

While the Company disagreed with the necessity of this regulatory action, it consented to the Order and to certain other compliance-related corrective actions to maintain its regulatory relationships and to avoid the expense and management distraction of opposing the Order. The Bank does not expect that this action by the OTS will have a material adverse effect on the ongoing operations, financial condition or results of operations of the Company. However, there can be no assurance given that the OTS or other governmental agency will not pursue additional actions relating to the discontinued credit card programs or that this action or any future actions will not have a material adverse effect on the operations, financial condition or results of operations of the Company.

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

     Earnings from continuing operations were $3.6 million and $30.3 million for the quarter and nine months ended September 30, 2000, respectively, as compared to $13.6 million and $29.7 million for the corresponding periods in 1999. Net gains on sales of branches were $1.1 million and $25.4 million for the quarter and nine months ended September 30, 2000, respectively, and $5.9 million for the quarter and nine months ended September 30, 1999. Excluding net gains on sales of branches, earnings from continuing operations decreased by $5.2 million and $18.9 million for the quarter and nine months ended September 30, 2000, respectively, as compared to the corresponding periods in 1999 primarily due to reduced net interest income and lower net credits of provision for estimated loan losses.

     Net interest income decreased to $13.5 million and $44.5 million for the quarter and nine months ended September 30, 2000, respectively, as compared to $17.5 million and $53.4 million in the corresponding periods in 1999. The decrease was primarily due to managed reductions in interest earning assets in order to maintain regulatory capital compliance. These reductions were accomplished primarily through the sale of deposits and repayment of borrowings. The impact of the reduction in interest earnings assets was partially offset by improvements in the interest margin. For the third quarter of 2000, net yield on interest earning assets increased to 2.62% while average interest earning assets decreased to $2.1 billion as compared to a net yield of 2.51% and average interest earning assets of $2.9 billion in the third quarter of 1999. For the nine months ended September 30, 2000, net yield on interest earning assets increased to 2.67% while average interest earning assets decreased to $2.2 billion as compared to a net yield of 2.34% and average interest earning assets of $3.0 billion in the corresponding period in 1999. While increases in market interest rates have caused the Bank's deposit costs to increase since the 1999 third quarter, increases in the yield on assets and decreases in borrowings balances, which have higher costs than deposits, have resulted in an increase in the net yield on interest earning assets. The increased yield on assets was the result of the repricing of the Bank's primarily adjustable rate mortgage ("ARMs") portfolio and improvements in the yield on its investment portfolio due to lower prepayments.

     Despite increasing deposit costs, the Company's overall cost of funds have risen more slowly than the Federal Home Loan Bank ("FHLB") Eleventh District Cost of Funds Index ("COFI") to which the majority of the Company's mortgage loan portfolio is indexed. The difference between the Bank's overall cost of funds and COFI was 0.57% for the month of September 2000 as compared to 0.12% in September 1999. Because the Bank expects its competitors to continue to offer high rates on their deposits, the Bank's cost of deposits is expected to continue to increase in the near term as a result of the Bank's efforts to retain its retail deposit relationships.

     The provisions for estimated loan losses were net credits for the quarter and nine months ended September 30, 2000 and 1999. These net credits represent reduced estimates of future loan losses and net recoveries of specific valuation reserves resulting from the continuing improvement in the asset quality of the Bank's mortgage loan portfolio.

     Excluding net gains on sales of branches, net noninterest income for the quarter and nine months ended September 30, 2000 was relatively unchanged from the corresponding periods in the prior year. The Company's primary source of fee income is its retail branches. The sale of eight of the Bank's retail branches over the last fifteen months has not resulted in an expected decrease in noninterest income because of improved results of the real estate operations and increased sales of investment products in the Bank's current branches. The first quarter of 1999 net noninterest income included $1.3 million of automated teller machines cash service fees from the Americash program which was discontinued in that quarter.

     Operating expenses for the third quarter of 2000 were $15.3 million or $1.3 million lower than the third quarter of 1999 while operating expenses for the nine months ended September 30, 2000 were $51.8 million or $0.3 million higher than the corresponding period in the prior year. Both the quarter and nine month period benefited from reduced FDIC insurance premiums, the impact of branch sales completed in prior periods, lower information systems expense as well as the Company's ongoing efforts to reduce overall operating expenses. These decreases were offset by increases in personnel and benefits expense and reduced allocations of expenses to the Company's discontinued credit card operations. Expenses allocated to the discontinued credit card operations were $0.2 million and $2.2 million for the quarter and nine months ended September 30, 2000 as compared to $1.0 million and $2.7 million for the corresponding periods in 1999. The Company's core information systems were converted to a new service bureau based system in the second quarter of 2000 resulting in a significant decrease in data processing costs partially offset by a small increase in personnel and benefits expense. On a quarterly basis, the cost of the Company's information systems are expected to be $1.0 million less than the costs incurred prior to the conversion. The remaining increases in personnel and benefits expenses are primarily due to compensation increases and other incentives to retain quality personnel in a highly competitive employment market and the costs of the new commercial and multifamily lending operations. While FDIC insurance premiums are anticipated to remain lower in the fourth quarter of 2000, the Bank expects its FDIC insurance premium rates to increase in 2001 based on its current regulatory status and capital levels.

DISCONTINUED OPERATIONS

     The losses from discontinued operations were $0.8 million in the third quarter of 2000 and $68.5 million for the nine months ended September 30, 2000, as compared to losses of $16.0 million and $45.7 million for the corresponding periods in 1999. Loss on disposal of discontinued operations was $0.8 million for the third quarter of 2000 and $61.2 million for the nine months ended September 30, 2000. The loss on disposal of discontinued operations represents the valuation loss recorded by the Company to reduce the carrying values of the MMG, ADC and FAMCO portfolios to their estimated disposition values and $3.0 million of charges related to the future termination of a third party servicing contract and the completed sale of the Company's credit card servicing center in Beaverton, Oregon. The initial valuation loss related to the MMG portfolio was recorded in the first quarter of 2000 while the initial valuation losses related to the ADC and FAMCO portfolios were recorded in the second quarter of 2000. The loss realized during the third quarter of 2000 reflects a decrease in estimated disposal value of the credit card portfolios as a result of higher delinquency levels. The losses from discontinued operations in 1999 were primarily due to high provisions for estimated loan losses.

COMBINED RESULTS OF OPERATIONS

     The Company reported overall net income of $2.8 million or $0.14 per diluted share for the third quarter of 2000 and a net loss of $38.2 million, or $1.96 per diluted share, for the nine months ended September 30, 2000.

NET INTEREST INCOME -- CONTINUING OPERATIONS

     The following tables present the primary determinants of net interest income for the periods indicated. For the purpose of this analysis, nonaccruing mortgage loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

                                                                        QUARTER ENDED SEPTEMBER 30,
                                              ---------------------------------------------------------------------------
                                                                2000                                   1999
                                              ---------------------------------------------------------------------------
                                                 AVERAGE                    AVERAGE     AVERAGE                    AVERAGE
                                                  DAILY                      YIELD/      DAILY                      YIELD/
                                                 BALANCE       INTEREST      RATE       BALANCE       INTEREST       RATE
                                              -------------  -------------  -------  -------------  -------------  -------
                                                                          (DOLLARS IN THOUSANDS)

 Interest-earning assets:
   Loans....................................  $  1,689,714   $     32,602     7.72%  $  2,232,168   $     40,279     7.22%
   Mortgage Backed Securities ("MBS").......       247,797          4,098     6.62        386,234          6,101     6.32
   Investment securities....................       132,420          2,414     7.25        190,991          2,853     5.93
   Investment in FHLB stock.................        25,056            464     7.37         31,930            414     5.14
                                              -------------  -------------           -------------  -------------

      Total interest-earning assets.........  $  2,094,987         39,578     7.56   $  2,841,323         49,647     6.99
                                              =============  -------------           =============  -------------

 Interest-bearing liabilities:
   Deposits:
    Demand deposits.........................  $    323,528          1,133     1.39   $    374,691          1,187     1.26
    Savings deposits........................        94,928            816     3.42        112,629            810     2.85
    Time deposits...........................     1,677,486         23,138     5.40      2,055,501         24,738     4.71
                                              -------------  -------------           -------------  -------------
      Total deposits........................     2,095,942         25,087     4.76      2,542,821         26,735     4.17
 Borrowings.................................        51,478          1,571    12.21        504,172          7,839     6.17
                                              -------------  -------------           -------------  -------------
      Sub-total interest-bearing
         liabilities........................     2,147,420         26,658     4.94      3,046,993         34,574     4.50
 Interest allocated to discontinued
    operations..............................       (37,637)          (622)    6.57       (187,656)        (2,475)    5.23
                                              -------------  -------------           -------------  -------------

 Total adjusted interest-bearing
    liabilities.............................  $  2,109,783         26,036     4.91   $  2,859,337         32,099     4.45
                                              =============  -------------           =============  -------------

 Net interest income; interest rate spread..                 $     13,542     2.65%                 $     17,548     2.54%
                                                             =============  =======                 =============  =======

 Net yield on interest-earning assets.......                                  2.62%                                  2.51%
                                                                            =======                                =======

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                              ---------------------------------------------------------------------------
                                                                2000                                   1999
                                              ---------------------------------------------------------------------------
                                                 AVERAGE                    AVERAGE     AVERAGE                    AVERAGE
                                                  DAILY                      YIELD/      DAILY                      YIELD/
                                                 BALANCE       INTEREST      RATE       BALANCE       INTEREST       RATE
                                              -------------  -------------  -------  -------------  -------------  -------
                                                                          (DOLLARS IN THOUSANDS)

 Interest-earning assets:
   Loans ...................................  $  1,792,097   $    101,198     7.53%  $  2,305,716   $    128,035     7.40%
   MBS......................................       276,826         14,019     6.75        381,693         17,012     5.94
   Investment securities....................       116,470          6,215     7.13        299,396         11,885     5.30
   Investment in FHLB stock.................        27,815          1,480     7.11         47,672          1,765     4.95
                                              -------------  -------------           -------------  -------------
      Total interest-earning assets.........  $  2,213,208        122,912     7.40   $  3,034,477        158,697     6.97
                                              =============  -------------           =============  -------------

 Interest-bearing liabilities:
   Deposits:
    Demand deposits.........................  $    344,749          3,589     1.39   $    375,455          3,485     1.24
    Savings deposits........................        96,092          2,205     3.07        116,901          2,493     2.84
    Time deposits...........................     1,825,339         71,605     5.16      2,193,472         80,645     4.83
                                              -------------  -------------           -------------  -------------
      Total deposits .......................     2,266,180         77,399     4.56      2,685,828         86,623     4.30
 Borrowings.................................        54,303          4,895    12.04        583,043         27,132     6.20
                                              -------------  -------------           -------------  -------------
      Sub-total interest-bearing
         liabilities........................     2,320,483         82,294     4.74      3,268,871        113,755     4.64
 Interest allocated to discontinued
    operations..............................       (82,157)        (3,845)    6.25       (215,981)        (8,464)    5.25
                                              -------------  -------------           -------------  -------------

 Total adjusted interest-bearing
    liabilities.............................  $  2,238,326         78,449     4.68   $  3,052,890        105,291     4.60
                                              =============  -------------           =============  -------------

 Net interest income; interest rate spread..                 $     44,463     2.72%                 $     53,406     2.37%
                                                             =============  =======                 =============  =======

 Net yield on interest-earning assets.......                                  2.67%                                  2.34%
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

                                                 COMPARISON OF QUARTERS ENDED             COMPARISON OF NINE MONTHS ENDED
                                                      SEPTEMBER 30, 2000                        SEPTEMBER 30, 2000
                                                    AND SEPTEMBER 30, 1999                    AND SEPTEMBER 30, 1999
                                                   FAVORABLE (UNFAVORABLE)                    FAVORABLE (UNFAVORABLE)
                                        -------------------------------------------  -------------------------------------------
                                            VOLUME         RATE            NET          VOLUME          RATE            NET
                                        -------------  -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)

Interest income:
   Loans............................... $     (9,981)  $      2,304   $     (7,677)  $    (29,419)  $      2,582   $    (26,837)
   MBS.................................       (2,211)           208         (2,003)        (4,973)         1,980         (2,993)
   Investment securities ..............         (942)           503           (439)        (7,844)         2,174         (5,670)
   Investment in FHLB stock ...........         (111)           161             50           (856)           571           (285)
                                        -------------  -------------  -------------  -------------  -------------  -------------

     Total interest income ............      (13,245)         3,176        (10,069)       (43,092)         7,317        (35,785)
                                        -------------  -------------  -------------  -------------  -------------  -------------

Interest expense:
   Deposits:
     Demand deposits ..................          152            (98)            54            252           (356)          (104)
     Savings deposits .................          124           (130)            (6)           376            (88)           288
     Time deposits ....................        4,303         (2,703)         1,600         11,444         (2,404)         9,040
                                        -------------  -------------  -------------  -------------  -------------  -------------
     Total deposits ...................        4,579         (2,931)         1,648         12,072         (2,848)         9,224
   Borrowings .........................        6,268             --          6,268         22,321            (84)        22,237
                                        -------------  -------------  -------------  -------------  -------------  -------------
Subtotal interest bearing liabilities..       10,847         (2,931)         7,916         34,393         (2,932)        31,461
   Interest allocated to discontinued
     operations........................       (2,222)           369         (1,853)        (6,211)         1,592         (4,619)
                                        -------------  -------------  -------------  -------------  -------------  -------------
Total interest expense.................        8,625         (2,562)         6,063         28,182         (1,340)        26,842
                                        -------------  -------------  -------------  -------------  -------------  -------------
(Decrease) increase in net interest
     income............................ $     (4,620)  $        614   $     (4,006)  $    (14,910)  $      5,967   $     (8,943)
                                        =============  =============  =============  =============  =============  =============


INCOME TAXES

     The Company's expected combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. As of September 30, 2000 and December 31, 1999, the Company's significant deferred tax assets, which primarily consisted of net operating loss carryforwards and bad debt timing differences, were reduced by a valuation allowance as required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As the Company does not anticipate a significant change in the determination of the valuation allowance during 2000, the Company does not expect to record any tax expense or benefit in 2000.

FINANCIAL CONDITION

ASSET QUALITY

CONTINUING OPERATIONS

     The Company's mortgage loan portfolio is primarily secured by assets located in Southern California and is comprised principally of single family and multifamily residential loans. At September 30, 2000, 25.6% of Fidelity's real estate loan portfolio consisted of California single family residences (1 to 4 units), while 62.2% consisted of California multifamily dwellings of 5 or more units. Because 89.6% of the Company's mortgage loan portfolio is secured by properties located in Southern California, the performance of the Company's loans are particularly susceptible to the potential for declines in the Southern California economy, such as increasing vacancy rates, declining rents, declining debt coverage ratios, and declining market values for single family, multifamily and commercial properties.

     The possibility that borrowers may abandon properties or seek bankruptcy protection with respect to income properties experiencing negative cash flow, particularly where such properties are not cross-collateralized by other performing assets, can also adversely affect portfolio performance. In addition, because most of the Company's mortgage loan portfolio consists of adjustable rate mortgages, increasing interest rates can adversely affect portfolio performance.

     DELINQUENT LOANS

     The following tables present net delinquent loans at the dates indicated:

                                                                        QUARTERS ENDED
                                           -------------------------------------------------------------------------
                                           SEPTEMBER 30,    JUNE 30,       MARCH 31,     DECEMBER 31,  SEPTEMBER 30,
                                                2000          2000           2000            1999          1999
                                           -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
 Mortgage loan delinquencies by number of days:
    30 to 59 days......................... $      5,254   $      3,306   $      1,987   $      5,210   $      6,641
    60 to 89 days.........................        1,646          1,416          1,964          3,871          2,633
    90 days and over......................        3,331          2,308          5,462          4,989          6,128
                                           -------------  -------------  -------------  -------------  -------------

      Total............................... $     10,231   $      7,030   $      9,413   $     14,070   $     15,402
                                           =============  =============  =============  =============  =============

    As a percentage of outstanding balances:
      30 to 59 days.......................         0.31%          0.20%          0.12%          0.26%          0.31%
      60 to 89 days.......................         0.10           0.08           0.11           0.19           0.13
      90 days and over....................         0.20           0.14           0.32           0.25           0.30
                                           -------------  -------------  -------------  -------------  -------------

         Total............................         0.61%          0.42%          0.55%          0.70%          0.74%
                                           =============  =============  =============  =============  =============
 Other loan delinquencies by number of days:
    30 to 59 days......................... $        338   $        359   $        336   $        735   $        745
    60 to 89 days.........................           97             90             73            234            379
    90 days and over......................          159            111             91            148            123
                                           -------------  -------------  -------------  -------------  -------------

      Total............................... $        594   $        560   $        500   $      1,117   $      1,247
                                           =============  =============  =============  =============  =============
    As a percentage of outstanding balances:
      30 to 59 days.......................         3.14%          4.53%          3.95%          7.49%          6.99%
      60 to 89 days.......................         0.90           1.13           0.86           2.38           3.56
      90 days and over....................         1.47           1.40           1.07           1.51           1.16
                                           -------------  -------------  -------------  -------------  -------------

         Total............................         5.51%          7.06%          5.88%         11.38%         11.71%
                                           =============  =============  =============  =============  =============

     Asset quality in the mortgage loan portfolio continues to be favorable with delinquencies at September 30, 2000 of 0.61% for the overall portfolio and 0.20% for the multifamily portfolio, compared to levels of 0.70% and 0.34%, respectively, as of December 31, 1999.

     NONPERFORMING AND CLASSIFIED ASSETS

     All assets and ratios are reported net of specific reserves unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                                                        QUARTERS ENDED
                                           -------------------------------------------------------------------------
                                           SEPTEMBER 30,    JUNE 30,       MARCH 31,     DECEMBER 31,  SEPTEMBER 30,
                                                2000          2000           2000            1999          1999
                                           -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
Nonperforming Assets ("NPAs") by Type:
   NPLs................................... $      3,468   $      2,377   $      5,513   $      6,945   $      7,108
   REO....................................        1,070          2,886          1,671          2,422          5,685
   Other repossessed assets...............            8             --             --             29             72
                                           -------------  -------------  -------------  -------------  -------------

     Total NPAs........................... $      4,546   $      5,263   $      7,184   $      9,396   $     12,865
                                           =============  =============  =============  =============  =============

Number of REO properties..................           21             27             30             37             41
                                           =============  =============  =============  =============  =============

NPAs by Composition:
   Single family (1 to 4 units)........... $      3,810   $      3,210   $      5,036   $      5,799   $      6,474
   Multifamily 5 units and over...........           --          1,470          1,598          2,147          3,893
   Commercial and other...................        1,136          1,136          1,136          1,963          2,965
   Consumer...............................          145             69             51            145            153
   REO valuation allowances...............         (545)          (622)          (637)          (658)          (620)
                                           -------------  -------------  -------------  -------------  -------------
     Total NPAs...........................        4,546          5,263          7,184          9,396         12,865
   Total troubled debt restructurings
      ("TDRs")............................       25,188         24,855         28,259         30,851         25,022
                                           -------------  -------------  -------------  -------------  -------------
     Total TDRs and NPAs.................. $     29,734   $     30,118   $     35,443   $     40,247   $     37,887
                                           =============  =============  =============  =============  =============

Classified Assets:
   NPAs................................... $      4,546   $      5,263   $      7,184   $      9,396   $     12,865
   Performing classified loans............       43,728         41,881         43,429         51,359         50,631
   Other classified assets................          597            500            842            840            781
                                           -------------  -------------  -------------  -------------  -------------
     Total classified assets.............. $     48,871   $     47,644   $     51,455   $     61,595   $     64,277
                                           =============  =============  =============  =============  =============

Classified Asset Ratios:
   NPLs to total assets...................         0.16%          0.11%          0.24%          0.28%          0.26%
   NPLs to total loans....................         0.21%          0.14%          0.32%          0.35%          0.34%
   NPAs to total assets...................         0.21%          0.24%          0.32%          0.37%          0.47%
   TDRs to total assets...................         1.16%          1.13%          1.27%          1.22%          0.91%
   NPAs and TDRs to total assets..........         1.37%          1.37%          1.59%          1.60%          1.37%
   Classified assets to total assets......         2.25%          2.16%          2.28%          2.45%          2.33%
   NPLs to NPAs...........................        76.29%         45.16%         76.74%         73.91%         55.25%


     Total classified assets of continuing operations decreased $12.7 million from December 31, 1999, to $48.9 million at September 30, 2000, primarily due to decreases of $7.6 million in performing classified loans and $4.8 million in NPA's. These decreases reflect the continuing improvement in the performance of the Bank's mortgage loan portfolio, including improvements in the underlying income properties of the multifamily portfolio.

     ALLOWANCE FOR ESTIMATED LOAN AND REO LOSSES

     The following schedule summarizes the activity in the allowances for estimated loan and REO losses:

                                                                    QUARTER ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                             ----------------------------  ----------------------------
                                                                  2000          1999           2000           1999
                                                             -------------  -------------  -------------  -------------
                                                                               (DOLLARS IN THOUSANDS)
Balance at beginning of period.............................. $     12,632   $     22,358   $     15,257   $     34,647
                                                             -------------  -------------  -------------  -------------
   Charge-offs..............................................         (296)        (1,311)        (1,759)        (7,237)
   Allocation of reserves to loans sold.....................           --             --           (501)
   Recoveries...............................................           --            599            275          2,121
                                                             -------------  -------------  -------------  -------------
     Net charge-offs........................................         (296)          (712)        (1,985)        (4,635)
   Provision:
     Recovery of provision for estimated loan losses........         (900)        (3,451)        (1,858)       (11,475)
     REO....................................................          (77)            --            (55)           139
                                                             -------------  -------------  -------------  -------------

Balance at end of period.................................... $     11,359   $     18,195   $     11,359   $     18,195
                                                             =============  =============  =============  =============
Ratio of net charge-offs during the period to
   average loans outstanding, annualized....................         0.07%          0.13%          0.15%          0.27%


     The following table presents loan and REO charge-offs and recoveries for the periods indicated:

                                                                    QUARTER ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                             ----------------------------  ----------------------------
                                                                  2000          1999           2000           1999
                                                             -------------  -------------  -------------  -------------
                                                                               (DOLLARS IN THOUSANDS)
 Charge-offs:
    Single family (1 to 4 units)............................ $         77   $        256   $        391   $      1,091
    Multifamily loans:
      5 to 36 units.........................................           --            277            171          1,384
      37 units and over.....................................           --            (10)            --            275
                                                             -------------  -------------  -------------  -------------
         Total multifamily..................................           --            267            171          1,659
                                                             -------------  -------------  -------------  -------------
    Commercial and industrial...............................           --            209             55          1,396
    Auto and other loans....................................          219            579          1,142          3,091
                                                             -------------  -------------  -------------  -------------

 Total charge-offs.......................................... $        296   $      1,311   $      1,759   $      7,237
                                                             =============  =============  =============  =============
 Recoveries:
    Single family (1 to 4 units)............................ $         --   $        144   $        217   $        834
    Multifamily loans:
      5 to 36 units.........................................           --             58             29            324
      37 units and over.....................................           --            197             --            365
                                                             -------------  -------------  -------------  -------------
         Total multifamily..................................           --            255             29            689
                                                             -------------  -------------  -------------  -------------
    Commercial and industrial...............................           --             --             29            398
    Auto and other loans....................................           --            200             --            200
                                                             -------------  -------------  -------------  -------------

 Total recoveries........................................... $         --   $        599   $        275   $      2,121
                                                             =============  =============  =============  =============


         Net charge-offs declined $0.4 million and $2.7 million for the quarter and nine months ended September 30, 2000 as compared to the corresponding periods in 1999. The decline in charge-offs is due to improvements in the performance of the mortgage portfolio and the sale of $10.5 million of auto loans at the end of the first quarter of 1999. At September 30, 2000, only $1.6 million of gross auto loans were outstanding.

     The following table sets forth the allowance for estimated loan and REO losses at the dates indicated:

                                                                        QUARTERS ENDED
                                           -------------------------------------------------------------------------
                                           SEPTEMBER 30,    JUNE 30,       MARCH 31,     DECEMBER 31,  SEPTEMBER 30,
                                                2000          2000           2000            1999          1999
                                           -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
Loans:
   ALLL................................... $      8,925   $      9,574   $     10,895   $     10,697   $     12,534
   SVA....................................        1,889          2,436          2,762          3,902          5,040
                                           -------------  -------------  -------------  -------------  -------------
     Total ALLL and SVA...................       10,814         12,010         13,657         14,599         17,574
REO valuation allowances..................          545            622            637            658            620
                                           -------------  -------------  -------------  -------------  -------------

Total allowances.......................... $     11,359   $     12,632   $     14,294   $     15,257   $     18,194
                                           =============  =============  =============  =============  =============

Selected ratios:
   Total allowances to net loans and REO..         0.67%          0.75%          0.83%          0.75%          0.87%
   Total ALLL to:
     Net loans............................         0.53%          0.57%          0.63%          0.53%          0.60%
     Net NPLs.............................       257.28%        402.78%        197.62%        154.02%        176.34%
     Net NPAs.............................       196.28%        181.91%        151.66%        113.85%         97.43%
     Classified assets....................        18.26%         20.09%         21.17%         17.37%         19.50%
     Total assets.........................         0.41%          0.43%          0.48%          0.42%          0.45%


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

     DELINQUENT LOANS

     The following table presents the credit card loan portfolio at the dates indicated:

                                                                        QUARTERS ENDED
                                           -------------------------------------------------------------------------
                                           SEPTEMBER 30,    JUNE 30,       MARCH 31,     DECEMBER 31,  SEPTEMBER 30,
                                                2000          2000           2000            1999          1999
                                           -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
     Current.............................. $     62,919   $     73,065   $    156,326   $    170,533   $    199,331
     Delinquencies:
       30 to 59 days......................        4,858          4,717          6,907         11,157         13,397
       60 to 89 days......................        3,665          3,663          5,413          8,438         10,040
       90 to 119 days.....................        3,540          2,815          5,108          7,596          9,877
       120 to 149 days....................        2,142          1,649          4,915          7,213          9,443
       150 days and over..................        1,765          1,522          4,376          5,706          8,734
                                           -------------  -------------  -------------  -------------  -------------
          Total delinquencies.............       15,970         14,366         26,719         40,110         51,491
                                           -------------  -------------  -------------  -------------  -------------

     Total................................ $     78,889   $     87,431   $    183,045   $    210,643   $    250,822
                                           =============  =============  =============  =============  =============
     As a percentage of outstanding balances:
       30 to 59 days......................         6.16%          5.40%          3.77%          5.30%          5.34%
       60 to 89 days......................         4.65           4.19           2.96           4.00           4.00
       90 to 119 days.....................         4.49           3.22           2.79           3.61           3.94
       120 to 149 days....................         2.72           1.89           2.69           3.42           3.76
       150 days and over..................         2.23           1.74           2.39           2.71           3.48
                                           -------------  -------------  -------------  -------------  -------------

          Total...........................        20.25%         16.44%         14.60%         19.04%         20.52%
                                           =============  =============  =============  =============  =============


     The decrease in outstanding balances during the third quarter was the result of $6.0 million of charge-offs and $2.5 million of collections in excess of purchases, interest and fees charged to the accounts. The decrease in total balances outstanding and delinquent balances in the second quarter of 2000 was primarily the result of the sale of the MMG portfolio in June 2000. At the time of the sale the MMG portfolio had $75.8 million outstanding with $10.3 million in delinquent balances.

     ALLOWANCE FOR ESTIMATED LOAN LOSSES

     The following schedule summarizes the activity in the discontinued operations allowances for estimated loan losses: (See related discussion of ALLL and regulatory capital in the Regulatory Capital Compliance section below.)

                                                                    QUARTER ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                             ----------------------------  ----------------------------
                                                                  2000          1999           2000           1999
                                                             -------------  -------------  -------------  -------------
                                                                               (DOLLARS IN THOUSANDS)
Balance at beginning of period.............................. $     19,911   $     51,889   $     48,351   $     74,551
                                                             -------------  -------------  -------------  -------------
   Charge-offs..............................................       (6,062)       (28,391)       (39,908)       (67,775)
   Allocation of reserves to loans sold.....................           --             --        (14,000)            --
   Recoveries...............................................          412            635          4,511            980
                                                             -------------  -------------  -------------  -------------
     Net charge-offs........................................       (5,650)       (27,756)       (49,397)       (66,795)
   Provision:
     Estimated loan losses..................................        7,200         37,587         22,458         52,824
     Funds provided by affinity marketers...................           --            552             49          1,692
                                                             -------------  -------------  -------------  -------------

Balance at end of period.................................... $     21,461   $     62,272   $     21,461   $     62,272
                                                             =============  =============  =============  =============

     Charge-offs purchased by FAMCO during the first nine months of 2000 and 1999 totaled $0.6 million and $1.9 million, respectively, and are not included as charge-offs in the table above.

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

     The Bank's actual and required capital are as follows at the dates indicated:

                                                                            TO BE CATEGORIZED
                                                                              AS ADEQUATELY               TO BE CATEGORIZED
                                                    ACTUAL                     CAPITALIZED               AS WELL CAPITALIZED
                                        ----------------------------  ----------------------------  ----------------------------
                                           AMOUNT          RATIO         AMOUNT           RATIO         AMOUNT         RATIO
                                        -------------  -------------  -------------  -------------  -------------  -------------
                                                                         (DOLLARS IN THOUSANDS)
AS OF SEPTEMBER 30, 2000:
  Total capital (to risk-weighted
    assets) (1)........................ $    119,137           9.18%  $    103,857           8.00%  $    129,074          10.00%
  Core capital (to adjusted tangible
    assets)............................      103,049           4.68         66,075           3.00        110,125           5.00
  Tangible capital (to tangible
    assets)............................      103,049           4.68         33,038           1.50              N/A
  Core capital (to risk-weighted
    assets)............................      103,049           7.94               N/A                     77,893           6.00
AS OF DECEMBER 31, 1999:
  Total capital (to risk-weighted
    assets)............................ $    159,952          10.09%  $    126,796           8.00%  $    158,495          10.00%
  Core capital (to adjusted tangible
    assets)............................      139,689           5.22         80,306           3.00        133,843           5.00
  Tangible capital (to tangible
    assets)............................      139,689           5.22         40,153           1.50                N/A
  Core capital (to risk-weighted
    assets)............................      139,689           8.81               N/A                     95,097           6.00

---------
(1) In the course of the Bank's annual safety and soundness examination the OTS advised the Bank that the classification and regulatory capital treatment of its ALLL related to credit card receivables held for disposal is not consistent with regulatory policy. The OTS has instructed the Company to eliminate the ALLL related to the credit card portfolio and classify it as a loss or establish a specific valuation allowance. The Company strongly disagrees with this position and believes there is no support for the OTS position in regulations or GAAP. The Company intends to appeal this finding in its response to the report of examination. If the OTS position prevails, supplementary capital related to the ALLL for purposes of computing risk based capital would be reduced. The Bank's risk-based capital ratio at September 30, 2000 would decrease to 8.65% and the related excess over the minimum requirement to be considered adequately capitalized would decrease to $8.4 million from $15.3 million. This determination by the OTS and the results of the Company's appeal will have no impact on the Bank's core capital ratios, financial position or results of operations. While the Company strongly believes in the merits of its position, there can be no assurance that the Company will prevail in its position.

     The following table reconciles the Company's stockholders' equity to the Bank's tangible, core and risk-based capital at the dates indicated:

                                                              TANGIBLE         CORE        RISK-BASED
                                                               CAPITAL       CAPITAL        CAPITAL
                                                           -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)
      AS OF SEPTEMBER 30, 2000:
        Consolidated stockholders' equity................. $     61,023   $     61,023   $     61,023
        Adjustments:
          Fidelity's Preferred Stock......................       51,750         51,750         51,750
          Bank Plus equity excluding Fidelity.............       (1,121)        (1,121)        (1,121)
                                                           -------------  -------------  -------------
        Fidelity's stockholders' equity...................      111,652        111,652        111,652
        Accumulated other comprehensive loss..............        6,219          6,219          6,219
        Adjustments:
          Intangible assets...............................      (10,915)       (10,915)       (10,915)
          Supplementary capital-- ALLL....................           --             --         16,402
          Net deferred tax assets.........................       (3,907)        (3,907)        (3,907)
          Assets required to be deducted..................           --             --           (314)
                                                           -------------  -------------  -------------

      Regulatory capital.................................. $    103,049   $    103,049   $    119,137
                                                           =============  =============  =============
      AS OF DECEMBER 31, 1999:
        Consolidated stockholders' equity................. $     96,176   $     96,176   $     96,176
        Adjustments:
          Fidelity's Preferred Stock......................       51,750         51,750         51,750
          Bank Plus equity excluding Fidelity.............       (1,250)        (1,250)        (1,250)
                                                           -------------  -------------  -------------
        Fidelity's stockholders' equity...................      146,676        146,676        146,676
        Accumulated other comprehensive loss..............        9,272          9,272          9,272
        Adjustments:
          Intangible assets...............................      (12,352)       (12,352)       (12,352)
          Nonincludable subsidiaries......................           (1)            (1)            (1)
          Supplementary capital-- ALLL....................           --             --         20,263
          Net deferred tax assets.........................       (3,906)        (3,906)        (3,906)
                                                           -------------  -------------  -------------

      Regulatory capital.................................. $    139,689   $    139,689   $    159,952
                                                           =============  =============  =============


     As of September 30, 2000, the Bank was "adequately capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991.

LIQUIDITY

     The Bank derives funds from deposits, FHLB advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. In addition, funds are generated from loan payments and payoffs as well as from the sale of loans and investments.


     DEPOSITS

     The largest source of funds for the Bank is deposits. Customer deposits are insured by the FDIC to the maximum amount permitted by law. At September 30, 2000, the Bank had deposits of $2.1 billion. The following table presents the distribution of deposit accounts at the dates indicated:

                                                            SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                                               2000           1999           1999
                                                           -------------  -------------  -------------
                                                                      (DOLLARS IN THOUSANDS)
   Checking accounts...................................... $    314,555   $    369,071   $    355,533
   Passbook accounts......................................       37,513         49,973         53,395
   Money market savings accounts..........................       60,645         50,428         52,178
                                                           -------------  -------------  -------------
      Total transaction accounts..........................      412,713        469,472        461,106
                                                           -------------  -------------  -------------
   Certificates of Deposit ("CDs"):
      Less than $100,000..................................    1,151,544      1,422,303      1,427,112
      Greater than $100,000...............................      509,688        609,471        592,228
                                                           -------------  -------------  -------------
        Total CDs.........................................    1,661,232      2,031,774      2,019,340
                                                           -------------  -------------  -------------

   Total deposits......................................... $  2,073,945   $  2,501,246   $  2,480,446
                                                           =============  =============  =============

   Weighted average interest rate on deposits.............         4.79%          4.21%          4.12%
                                                           =============  =============  =============

     There were no brokered deposits outstanding at the dates indicated above.

      During the third quarter of 2000, the Bank's deposits decreased by $43 million primarily due to deposits lost as a result of higher rates offered by competitors. Over 75% of this decrease was in higher cost accounts with balances in excess of $100,000. Notwithstanding the competition for deposits, the Bank's deposits have increased $3 million during the first nine months of 2000, excluding branches sold in 2000.


     The following table provides information with regards to the Bank's most recent quarterly experience in the levels of and pricing of certificates of deposit ("CDs") for the period indicated:

                                                                                           WEIGHTED AVERAGE RATE
                                                                                        ----------------------------
                                                NET           NEW OR                         NET           NEW OR
                                            WITHDRAWALS      RENEWED      NET CHANGE     WITHDRAWALS      RENEWED
                                           -------------  -------------  -------------  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS)

 CDs maturing in quarter ended:
     September 30, 1999................... $    577,716   $    561,375   $    (16,341)          4.90%          4.79%
     December 31, 1999....................      482,455        494,889         12,434           4.55           4.96
     March 31, 2000.......................      665,225        676,358         11,133           4.53           5.24
     June 30, 2000........................      454,380        453,744           (636)          4.88           5.56
     September 30, 2000...................      434,029        384,317        (49,712)          4.95           5.68

     The distribution of certificate accounts by date of maturity is an important indicator of the relative stability of a major source of funds. Longer term certificate accounts generally provide greater stability as a source of funds, but currently entail greater interest costs than passbook accounts. The following tables summarize certificate accounts by maturity and weighted average rate at September 30, 2000:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                        AMOUNT         RATE
                                                    -------------  -------------
   MATURES IN QUARTER ENDED:                           (DOLLARS IN THOUSANDS)
   ------------------------

   December 31, 2000............................... $    336,698           5.32%
   March 31, 2001..................................      377,753           5.46
   June 30, 2001...................................      279,550           5.75
   September 30, 20001.............................      306,755           5.71
   December 31, 2001...............................       88,130           4.89
   March 31, 2002..................................      135,849           5.34
   June 30, 2002...................................       64,374           5.35
   September 30, 2002..............................       52,158           5.07
   December 31, 2002 and after.....................       19,965           6.10
                                                    -------------  -------------

     Total CDs..................................... $  1,661,232           5.48%
                                                    =============  =============


     BORROWINGS

     The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated:

                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                    2000           1999
                                                                                -------------  -------------
                                                                                   (DOLLARS IN THOUSANDS)
FHLB advances: fixed rate advances............................................. $         --   $     20,000
Senior notes...................................................................       51,478         51,478
                                                                                -------------  -------------

Total borrowings............................................................... $     51,478   $     71,478
                                                                                =============  =============

Weighted average interest rate on all borrowings...............................        12.00%         11.05%

Percent of total borrowings to total liabilities and stockholders' equity......         2.33%          2.66%


     UNDRAWN SOURCES

     The Company maintains other sources of liquidity to draw upon, which at September 30, 2000 include (a) available credit facilities with the FHLB of $331.6 million, (b) $248.5 million in unpledged securities available to be placed in reverse repurchase agreements or sold, (c) available credit facilities at the Federal Reserve Bank of $100 million and the ability under Federal Regulations to borrow $125 million through the use of brokered CDs.

     CONTINGENT OR POTENTIAL USES OF FUNDS

     The Bank had unfunded loans totaling $4.3 million and $3.4 million at September 30, 2000 and December 31, 1999, respectively. Additionally, unused lines of credit related to credit card loans, deposit overdraft accounts and other credit lines totaled $62.0 million and $83.8 million at September 30, 2000 and December 31, 1999, respectively.

     LIQUIDITY

     The regulatory required average daily balance of liquid assets is 4.0% of the liquidity base, which is based on a quarterly average. The Bank's quarterly average regulatory liquidity ratio was 22.7% and 12.0% for the nine months ended September 30, 2000 and 1999, respectively.

     HOLDING COMPANY LIQUIDITY

     At September 30, 2000, Bank Plus had cash and cash equivalents of $0.3 million. Bank Plus has no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity and Gateway in order to fund its cash needs, including its payment obligations on its $51.5 million senior notes.

     During the quarter, the Company made its scheduled interest payment on its Senior Notes. The liquidity for interest payments in the near term is expected to be provided by preferred and common stock dividends from the Bank and currently projected liquidity at the holding company. The Bank has been authorized by the OTS to make payments of dividends on the Bank's preferred stock so long as the Bank's core and risk-based capital ratios remain above 4.0% and 8.0%, respectively. During the quarter, the OTS notified the Bank that it is amending its authorization to require the Bank to give the OTS 30 days notice prior to the payment of any preferred stock dividend. The authorization from the OTS does not constrain the OTS from restricting future dividend payments based on safety and soundness considerations or future examination findings, and no assurance can therefore be given that the OTS will permit future dividend payments by Fidelity to Bank Plus. The Bank has received no indication from the OTS that it will object to the continued payment of preferred dividends. In November 2000, the Bank requested and received approval from the OTS to pay a $250,000 common stock dividend to Bank Plus to be paid on November 15, 2000. The amount of the common stock dividend ($250,000) approximates the difference between the quarterly preferred stock dividend paid by the Bank to Bank Plus and the quarterly interest payment on the Senior Notes.

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

     The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of September 30, 2000. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions, including those stated in the notes to the table.

                     MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                        AS OF SEPTEMBER 30, 2000
                                                                          MATURITY OR REPRICING
                                        ----------------------------------------------------------------------------------------
                                          WITHIN 3         4-12            1-5            6-10        OVER 10
                                           MONTHS         MONTHS          YEARS          YEARS         YEARS           TOTAL
                                        -------------  -------------  -------------  -------------  -------------  -------------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Cash and cash equivalents............ $    152,389   $         --   $         --   $         --   $         --   $    152,389
  FHLB stock (1).......................       25,212             --             --             --             --         25,212
  MBS (1)..............................       45,413          1,000             --             --        206,356        252,769
  Assets of discontinued operations....       27,870         51,019             --             --             --         78,889
  Loans receivable:
    ARMs (2)...........................    1,240,547        290,510         19,054          5,787            954      1,556,852
    Fixed rate loans...................        2,961          1,059          3,042          9,980        108,971        126,013
                                        -------------  -------------  -------------  -------------  -------------  -------------
      Total gross loans receivable.....    1,243,508        291,569         22,096         15,767        109,925      1,682,865
                                        -------------  -------------  -------------  -------------  -------------  -------------

Total interest-earning assets..........    1,494,392        343,588         22,096         15,767        316,281   $  2,192,124
                                        -------------  -------------  -------------  -------------  -------------  =============
Interest-bearing liabilities:
  Deposits:
    Checking and savings accounts (3)..      357,433             --             --             --             --   $    357,433
    Money market accounts (3)..........       55,280             --             --             --             --         55,280
    Fixed maturity deposits:
      Retail customers.................      336,699        963,993        360,030            320            190      1,661,232
      Wholesale customers..............           --             --             --             --             --             --
                                        -------------  -------------  -------------  -------------  -------------  -------------
        Total deposits.................      749,412        963,993        360,030            320            190      2,073,945
  Borrowings: Senior Notes.............           --             --             --         51,478             --         51,478
                                        -------------  -------------  -------------  -------------  -------------  -------------

Total interest-bearing liabilities.....      749,412        963,993        360,030         51,798            190   $  2,125,423
                                        -------------  -------------  -------------  -------------  -------------  =============

Repricing Gap.......................... $    744,980   $   (620,405)  $   (337,934)  $    (36,031)  $    316,091
                                        =============  =============  =============  =============  =============

Gap to total assets....................        33.70%       (28.06)%       (15.28)%        (1.63)%         14.30%

Cumulative Gap to Total Assets.........        33.70%          5.64%        (9.64)%       (11.27)%          3.03%

----------

(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) ARMs are primarily in the shorter categories as they are subject to interest rate adjustments.
(3) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.

     The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of ARMs loans. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. ARM loans comprised 88% of the total mortgage loan portfolio at September 30, 2000 and 80% of ARMs in the mortgage loan portfolio are indexed to COFI. The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately three months. Thus, in a rising rate environment there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, net interest income will be positively affected.

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

     Notwithstanding the Company's defenses, the Company settled the class action litigation in Alabama and substantially all of the individual lawsuits.

     The Alabama class action settlement agreement was executed and approved by the trial court during the second and third quarters of 2000 and the settlement is now final.

     All but two of the individual lawsuits previously pending have been settled. However one more individual lawsuit in Alabama has been filed and a certain others in Mississippi have been threatened. In addition, twenty-four class members in the Alabama litigation exercised their right to opt out of the class action settlement. Several of these opt out cases have been settled. The Bank intends to aggressively defend these cases if reasonable settlements cannot be obtained. However, there can be no assurance that pending or threatened individual cases (including the opt-outs) will be settled or adjudicated without material cost to the Bank.

     The Company recorded a $4.0 million charge in the first quarter of 2000 which represented the estimated settlement costs for all of the then-pending ADC consumer cases.

     The Bank is a third-party beneficiary of agreements in which ADC and the distributors of the consumer products agreed to indemnify and defend the Bank against potential claims relating to the program. The Bank believes that the claims of the plaintiffs are within the scope of the indemnity and defense covenants, and the Bank has demanded that ADC and the distributors indemnify the Bank and provide a defense. Early this year ADC ceased payment of the Bank's costs of defense and indicated that it does not have the funds to continue to honor its indemnity obligations. Thus far one distributor has indicated a tentative willingness to discuss a settlement; the other distributors have either not responded to the Bank's demands for indemnity and defense, denied such demands, or declined to respond until such time as the distributors have had additional opportunity to investigate the claims. The Bank believes that it has strong contractual indemnity claims against ADC and the distributors; however, no assurance can be given that the Bank will collect on any of these claims.

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

     As a part of the affinity credit card marketing program with MMG, the Bank entered into an agreement with Nationwide Capital Company L.L.C. ("Nationwide"), which purported to have arrangements with automobile dealers, including arrangements to obtain lists of customers of the dealers, through which dealer-branded credit cards would be marketed and issued to customers of the dealers. The Nationwide contract expressly provided that it could be terminated by the Bank upon termination of the Bank's contract with MMG and further provided that any disputes arising in connection with the contract would be arbitrated in Los Angeles, California. In September of 1998 the Bank suspended marketing and thereafter terminated the MMG and Nationwide agreements.

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

     In the arbitration Nationwide asserts claims for breach of contract against the Bank and tort claims for interference with its contract rights with MMG and with the automobile dealers in connection with the credit card program. According to the claim in arbitration, the contract claims alone amount to $75 million. The Bank believes that Nationwide's claims are without merit. In addition, the Bank has asserted counterclaims against Nationwide, including its counterclaim for damages for failure to arbitrate and counterclaims alleging fraud or breach of contract by Nationwide in failing to provide customer lists of affinity group members as it promised to do.

PURPORTED CLASS ACTION LITIGATION

     On October 19, 1998, a purported class action was filed against Bank Plus and its current and immediately preceding chief executive officers. The case was originally entitled Howard Gunty Profit Sharing Plan, both individually and on behalf of all others similarly situated, Plaintiffs v. Richard M. Greenwood, Mark K. Mason, Bank Plus Corporation, and Does I through 50, inclusive, Defendants, Los Angeles Superior Court, Central Judicial District, Case No. BC199336 ("Gunty I"). This action originally alleged that Bank Plus failed to make adequate public disclosure concerning losses in the Bank's credit card operations during the period from August 14, 1998 (when the Company filed its quarterly report on Form l0-Q for the 1998 second quarter) through September 22, 1998 (when the Company issued a press release concerning its credit card losses). An amended complaint was filed in the Los Angeles Superior Court, Central Judicial District, Case No. BC199336, entitled Howard Gunty Profit Sharing Plan and Robert E. Yelin, both individually and on behalf of the Yelin Family Trust U/A, both individually and on behalf of all others similarly situated, Plaintiffs, v. Richard M. Greenwood, Mark K. Mason, Bank Plus Corporation, and Does 1 through 50, inclusive ("Gunty II"). The amended complaint purports to expand the class period to extend from March 30, 1998 through September 22, 1998. The complaint and amended complaint each include claims for negligent misrepresentation, common law fraud, statutory fraud and violations of the California Corporations Code.

     Two proposed representative plaintiffs have been determined unsuitable to serve as class representatives. Plaintiffs counsel is pursuing other potential class action representatives through a letter solicitation process. During 2000, the costs of defending this action exceeded the Company's deductible under its Director and Officers insurance policy. The insurance carrier has agreed to pay for any future litigation costs related to this action, subject to their reservation of rights. There can be no guarantee that the insurance carrier will continue to pay for future litigation costs.

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

DURGA MA ARBITRATION

     In April 1998, the Bank entered into two Private Label Credit Card Agreements with Durga Ma, a New Jersey corporation, doing business as Diamond Way International. One of those agreements contemplated issuing credit cards to Durga Ma's jewelry customers; the other contemplated issuing cards to customers of independent jewelry retailers selected by Durga Ma. According to the agreements, the Bank would issue credit cards to customers whose applications were approved by the Bank. The Bank would have the exclusive right to issue credit cards bearing the name of Durga Ma or Diamond Way International to qualified customers. No cards were ever issued under these programs.

     In October 1999, Durga Ma invoked binding arbitration alleging "breach of contract and fraud" and claims damages in the amount of $5.0 million. The Bank believes these claims lack merit and the damages sought are speculative.

CHOICE ONE LITIGATION

     At the time that the Bank began winding down its credit card operations in 1998, the Bank was in negotiations with Choice One Finance Corporation regarding a proposed credit card program in which consumers would have an opportunity to apply for credit cards to finance their purchases of water softeners and other consumer goods. Several drafts of a proposed agreement were exchanged, but an agreement was never signed and the program was not commenced. Choice One alleges that an agreement or other enforceable obligations none-the-less exist, and on March 12, 1999 commenced a lawsuit entitled CHOICE ONE FINANCE CORP. V. FIDELITY FEDERAL BANK, Superior Court for the State of California, County of Los Angeles, Case No. BC206945. The plaintiff seeks damages of at least $10 million based on estimates of the revenue it would have received if the program had been implemented. The Bank filed an answer disputing the claims. Discovery is substantially complete, and the Bank filed a summary judgment motion in September, 2000. The court dismissed two out of three of the plaintiff's causes of action, and set a trial date of December 20, 2000 for the third. The Bank believes that the plaintiff's claims are without merit, that the damages sought are speculative, and that the Bank has valid defenses to the plaintiff's claims.

INTERNET CASINO LITIGATION

     The Bank and MasterCard International, Inc. have been named as defendants in a purported class action filed July 27, 1999 in the United States District Court for the Middle District of Alabama, entitled Evelyn L. Brown, on behalf of herself and all others similarly situated vs. MasterCard International, Inc. and Fidelity Federal Bank, Civil Action Case No. CV 99-A-788-N. The plaintiff alleges that she placed bets through a gambling site on the internet. The internet site instructed her to open an account by entering her credit card number. By this means, the plaintiff's gambling expenses incurred on the internet site were charged to a MasterCard issued to the plaintiff by the Bank. The plaintiff alleges that, in allowing its credit card to be used for illegal gambling, the Bank violated a variety of Federal and State statutes, including the Wire Act (18 U.S.C. Section 1084(a)), the Travel Act (18 U.S.C. Section
1952), a Federal statute that specifically prohibits conducing an illegal gambling business (18 U.S.C. Section 1955), the Racketeer Influenced and Corrupt Organizations Act ("RICO")(18 U.S.C. Section 1962(c) and 1964(a)), and a number of Alabama statutes. The plaintiff seeks certification of a class, declaratory relief voiding her credit card charges, unspecified compensatory damages, triple exemplary damages under RICO, punitive damages, and attorneys fees and costs. The Bank and MasterCard have filed motions to dismiss the case. The Bank believes that it should not have liability and that it has substantial legal defenses to the lawsuit.

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

FIRST ALLIANCE MORTGAGE COMPANY

     In 1997, Fidelity entered into a series of agreements with FAMCO and its affiliates to establish a secured credit card program (the "Program"). Under the agreements, Fidelity serves as issuer and owner of the Program accounts and is responsible for the risk management associated with the extension of credit. FAMCO is responsible for marketing and processing applications and servicing the accounts originated under the Program. FAMCO also provides credit enhancements to guarantee full repayment of the Program receivables in the event of cardholder defaults and, in exchange, has the right to purchase the outstanding receivables at par and receives all revenues, net of expenses and funding costs paid to Fidelity, from the Program. FAMCO is required to fund a cash collateral account as part of the credit enhancement. As of September 30, 2000, total receivables outstanding under the Program were $10.9 million, of which 25.1% were delinquent, and the balance of the cash collateral account was $2.8 million.

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

     The Bank has obtained relief from stay pursuant to an order of the Bankruptcy Court to pursue its claim in arbitration seeking to enforce the demand that FAMCO repurchase or cause the repurchase of the outstanding accounts and receivables, and to establish the amount of the Bank's claim against FAMCO's bankruptcy estate for damages arising from FAMCO's breach of that repurchase obligation. FAMCO has filed a counter demand for arbitration asserting a conflict of interest on the part of the Bank's Chief Executive Officer based on his alleged involvement in the negotiations of the agreements and seeking damages because, as FAMCO alleges, the Bank's termination of the program prevented FAMCO from securitizing the card portfolio. The arbitration is scheduled to commence on March 5, 2001.

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

OTHER MATTERS

     On November 1, 2000 the Bank and OTS entered into an agreement entitled "Stipulation and Consent to the Issuance of an Order to Cease and Desist and for Affirmative Relief" (the "Agreement"). Concurrently, pursuant to the Agreement, the OTS issued to the Bank an "Order to Cease and Desist and for Affirmative Relief" (the "Order"). The Agreement and the Order arose from the OTS's May 1999 special limited compliance examination of the Bank's discontinued credit card operations (the "Examination").

     The Order requires the Bank to document and maintain a comprehensive compliance and risk management program for any new lending activities. The Bank believes that its current quality control, risk management and compliance programs for new lending activities fulfill substantially all of the requirements of the Order; however, compliance with the Order will require additional administration and documentation of any new lending activity. While the Bank disagrees with the necessity of this regulatory action, it has consented to the Order and to certain other compliance-related corrective actions to maintain its regulatory relationships and to avoid the expense and management distraction of opposing the Order. The Bank does not expect that this action by the OTS will have a material adverse effect on the operations, financial condition or results of operations of the Bank or the Company. However, there can be no assurance given that the OTS or other governmental agencies will not require additional actions relating to the Examination or that this action or any future actions by the OTS or other governmental agencies will not have a material adverse effect on the operations, financial condition or results of operations of the Bank or the Company.

     Copies of the Agreement and the Order were filed with the SEC as exhibits to a report on Form 8-K dated November 1, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS


    EXHIBIT
      NO.                                                  DESCRIPTION
-------------  -------------------------------------------------------------------------------------------------
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

     10.6      Agreement to Purchase Assets and Assume Liabilities dated as of February 7, 2000 by and between Fidelity and First Federal Bank of California.*

     10.7      Mortgage Loan Purchase Agreement dated as of February 7, 2000 by and between Fidelity and
               First Federal Bank of California.*

     10.8      Agreement to Purchase Assets and Assume Liabilities dated as of February 3, 2000 by and between Fidelity and Jackson Federal Bank.*

     10.9      Purchase and Assumption Agreement dated as of June 2, 2000 by and between Fidelity and
               Household Bank (SB), N.A.*

     10.10     Agreement to Purchase Assets and Assume Liabilities dated as of May 22, 2000 by and between
               Fidelity and First Bank of Beverly Hills.*

     27.       Financial Data Schedule.

-------------

         * Indicates previously filed documents.

REPORTS ON FORM 8-K

     A current report on Form 8-K was filed with the SEC on November 1, 2000 reporting on Item 5 "Other Events" the execution of an agreement between the Bank and the OTS and the issuance by the OTS of an order pursuant to that agreement. See Item 1 - Legal Proceedings - Other Matters.*

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BANK PLUS CORPORATION
                                          Registrant



Date:   November 14, 2000                            /s/ Mark K. Mason
                                          --------------------------------------
                                                        Mark K. Mason
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER;
                                                 VICE CHAIRMAN OF THE BOARD
                                                (PRINCIPAL EXECUTIVE OFFICER)


Date:   November 14, 2000                           /s/ John M. Michel
                                          --------------------------------------
                                                        John M. Michel
                                               EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)