Form 10-K
period 2000-12-31
BANK PLUS CORP
filed 2001-04-02
CIK 1012616

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM _______ TO _______

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant, as of March 27, 2001, was $87,000,372.

         As of March 27, 2001, Registrant had outstanding 19,441,498 shares of Common Stock, par value $.01 per share.

================================================================================

                              BANK PLUS CORPORATION
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
             Glossary of Defined Terms....................................   ii

                                     PART I
Item 1.      Business.....................................................    1
             General......................................................    1
             Recent Developments..........................................    2
             Retail Financial Services....................................    3
             Lending Activities...........................................    4
             Loan Servicing...............................................    5
             Credit Administration........................................    5
             Investments..................................................    7
             Borrowings...................................................    7
             Competition..................................................    8
             Employees....................................................    8
             Regulation and Supervision...................................    8
Item 2.      Properties...................................................   20
Item 3.      Legal Proceedings............................................   20
Item 4.      Submission of Matters to a Vote of Security Holders..........   25

                                     PART II
Item 5.      Market for the Registrant's Common Equity and
               Related Stockholder Matters................................   26
Item 6.      Selected Financial Data......................................   27
Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   29
             Forward-looking Statements...................................   29
             Results of Operations........................................   29
             Net Interest Income..........................................   31
             Income Taxes.................................................   32
             Financial Condition..........................................   34
             Regulatory Capital Compliance................................   46
             Liquidity....................................................   47
             Asset/Liability Management and Market Risk...................   51
             Recent Accounting Pronouncements.............................   54
Item 8.      Financial Statements and Supplementary Data..................   54
Item 9.      Change in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................   55

                                    PART III
Item 10.     Directors and Executive Officers of the Registrant...........   56
Item 11.     Executive Compensation.......................................   60
Item 12.     Security Ownership of Certain Beneficial Owners
               and Management.............................................   70
Item 13.     Certain Relationships and Related Transactions...............   71

                                     PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K................................................   72
             Signatures...................................................   75

                              BANK PLUS CORPORATION

                            GLOSSARY OF DEFINED TERMS


     The following defined terms are used throughout the Company's Annual Report on Form 10-K:

              DEFINED TERM                                      DESCRIPTION
      ----------------------------     ------------------------------------------------------------
      ACES........................     FNMA's Alternative Credit Enhancement Structure
      ADC.........................     American Direct Credit, Inc.
      AFS.........................     available for sale
      ALCO........................     Asset Liability Committee
      ALLL........................     allowance for loan and lease losses
      ARMs........................     adjustable rate mortgages
      BHCA........................     Bank Holding Company Act
      Bank Plus...................     Bank Plus Corporation
      BIF.........................     Bank Insurance Fund
      CDs.........................     certificates of deposit
      CERCLA......................     Comprehensive Environmental Response, Compensation and
                                         Liability Act of 1980
      CMO.........................     collateralized mortgage obligations
      COFI........................     Eleventh District Cost of Funds Index
      Company.....................     Bank Plus, Fidelity and Gateway
      Consent Order...............     Office of Thrift Supervision requested the Bank to
                                         document and maintain a comprehensive compliance and
                                         risk management program for any new lending activities.
      CRA.........................     Community Reinvestment Act
      DOJ.........................     Department of Justice
      EGRPRA......................     Economic Growth and Regulatory Paperwork Reduction Act
      EPS.........................     earnings per share
      Exchange Offer..............     Exchange offer of Bank Plus Senior Notes for Fidelity's
                                         Series A Preferred Stock, as consummated on July 18, 1997
      FAMCO.......................     First Alliance Mortgage Company
      FASB........................     Financial Accounting Standards Board
      FDIA........................     Federal Deposit Insurance Act
      FDIC........................     Federal Deposit Insurance Corporation
      FDICIA......................     Federal Deposit Insurance Corporation Improvement Act of 1991
      FHA.........................     Federal Housing Administration
      FHLB........................     Federal Home Loan Bank
      FHLB advances...............     ARMs and variable rate borrowings from the FHLB system
      FHLMC.......................     Federal Home Loan Mortgage Corporation
      FICO Debt...................     Financing Corporation debt obligations
      Fidelity or the Bank........     collectively, Fidelity Federal Bank, A Federal Savings Bank and its subsidiaries
      Financial Services
        Modernization Act.........     Gramm-Leach-Bliley Act
      FIRREA......................     Financial Institutions Reform, Recovery, and Enforcement Act
                                         of 1989
      FNMA........................     Federal National Mortgage Association

                                                                                         (CONTINUED)

                            GLOSSARY OF DEFINED TERMS--(CONTINUED)

              DEFINED TERM                                   DESCRIPTION
      ----------------------------     ------------------------------------------------------------
      FRB.........................     Board of Governors of the Federal Reserve System
      FSLIC.......................     Federal Savings and Loan Insurance Corporation
      FTEs........................     full-time equivalent employees
      GAAP........................     generally accepted accounting principles
      Gateway.....................     Gateway Investment Services, Inc.
      GNMA........................     Government National Mortgage Association
      Hancock.....................     Hancock Savings Bank, FSB
      HOLA........................     Home Owners' Loan Act of 1933, as amended
      IMCR........................     individual minimum capital requirement
      Instant Reserve.............     overdraft protection for checking account customers
      IRC.........................     Internal Revenue Code
      LGS.........................     loan grading system
      MBS.........................     mortgage-backed securities
      MLD.........................     major loan division
      MMG.........................     MMG Direct, Inc.
      NASD........................     National Association of Securities Dealers, Inc.
      Nasdaq......................     Nasdaq National Market
      Nationwide..................     Nationwide Capital Company, L.L.C.
      NOL.........................     net operating loss
      NPAs........................     nonperforming assets
      NPLs........................     nonaccruing loans
      NPV.........................     net portfolio value
      OACFV.......................     option adjusted cash flow valuation
      OTS.........................     Office of Thrift Supervision
      Preferred Stock.............     Fidelity's 12% Noncumulative Exchangeable Perpetual
      Program.....................     Preferred Stock, Series A agreements with FAMCO and its
                                         affiliates to establish a secured credit card program
      PCA.........................     Prompt Corrective Action
      QTL.........................     qualified thrift lender
      REO.........................     real estate owned
      RICO........................     Racketeer Influenced and Corrupt Organizations Act
      RLD.........................     residential loan division
      SAIF........................     Savings Association Insurance Fund
      SEC.........................     Securities and Exchange Commission
      Senior Notes................     Bank Plus' 12% Senior Notes due July 18, 2007
      SFAS........................     Statement of Financial Accounting Standards
      Special Compliance               Office Of Thrift Supervision Special Limited Compliance
          Examination.............       Examination of the Bank's discontinued credit card operations
      Stock Option Plan...........     Stock Option and Equity Incentive Plan
      SVAs........................     specific valuation allowances
      TDR.........................     troubled debt restructuring
      TFR.........................     Thrift Financial Report

                                                iii

                                     PART I

ITEM 1. BUSINESS
                              BANK PLUS CORPORATION

GENERAL

         Bank Plus Corporation ("Bank Plus"), through its wholly-owned subsidiaries, Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries (collectively "Fidelity" or the "Bank"), and Gateway Investment Services, Inc. ("Gateway") a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, (collectively, the "Company"), offers a broad range of consumer financial services, including demand and term deposits, loans and uninsured investment products, including mutual funds and annuities. Fidelity operates through 29 full-service branches which are located in the Southern California counties of Los Angeles and Orange. Fidelity also has a branch located in Bloomington, Minnesota which is under contract to be sold.

         Certain statements included in this Annual Report on Form 10-K, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Bank Plus and Fidelity to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. A number of other factors may have a material adverse effect on the Company's financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; changes in market interest rates that reduce the Bank's margins or the fair value of financial instruments; restrictions imposed on the Bank's operations by regulators such as a prohibition on the payment of dividends by the Bank to Bank Plus; failure of regulatory authorities to issue approvals or non-objection to material transactions involving the Bank; actions by the Bank's regulators or other governmental agencies that could adversely affect the Bank's capital levels or results of operations; an increase in the number of customers seeking protection under the bankruptcy laws which increases the amount of charge-offs; the effects of fraud or other contract breaches by third parties or customers; the effectiveness of the Company's collection efforts; the outcome of pending and future litigation; and the inability to use the operating loss carryforwards of the Company. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Bank Plus disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

         The principal business activities of the Company are attracting deposit funds from the general public and other institutions, originating and investing in mortgage loans, consumer loans and investment securities, including mortgage-backed securities, and selling uninsured investment products and other products to its deposit customers. Primary sources of revenue are interest income earned on loans and investment securities, fees earned in connection with loans and deposits and fees earned from the sale of uninsured investment products. Major expenses are interest incurred on deposits and borrowings, provisions for estimated loan losses, retail branch system costs, loan servicing and loan origination costs and executive and administrative expenses.

         At December 31, 2000, the retail branches held total deposits of $2.1 billion, the mortgage loan portfolio totaled $1.6 billion and the investment portfolio was $0.2 billion.

         The principal executive offices of Bank Plus and Fidelity are located at 4565 Colorado Boulevard, Los Angeles, California 90039, telephone number
(818) 549-3116.

RECENT DEVELOPMENTS

OPERATIONS

         During 2000, the Company was able to successfully complete the following major elements of its turnaround business plan:

         o The Bank completed the sales of the MMG Direct, Inc. ("MMG") and American Direct Credit, Inc. ("ADC") credit card portfolios and the Bank's credit card servicing center located in Beaverton, Oregon. The ADC and MMG credit card portfolios represented over 90% of the Company's total credit card portfolio at December 31, 1999. Effective in the second quarter of 2000, the Board of Directors adopted a plan to dispose of the Company's remaining credit card operations. As a result, the carrying values of the remaining credit card portfolios were reduced to their estimated disposition values and the credit card operations are reported as discontinued operations in the Company's financial statements. Until the disposal of the remaining credit card assets has been completed, the Company's overall results of operations will continue to include the results of these discontinued operations and any changes in the anticipated proceeds from the disposal of the credit card portfolios. At December 31, 2000, total assets of the discontinued credit card operations were $7.5 million.

         o The Bank completed the sale of six of its retail branches with $415 million of deposits in three separate transactions. These sales were funded with $250 million of multifamily loans, $136 million of cash and $4 million of other assets. The $25.1 million net gain on sale of branches includes the expenses of the transactions and losses incurred in the disposition of mortgage loans delivered in the transactions. The net gain on sale of branches also includes $0.7 million realized upon the expiration of a contract to buy the Bank's branch in Minnesota that was not completed by the buyer. Improvements in the results of the credit card operations during the first six months of 2000 allowed the Company to achieve its 2000 business strategy objectives through the sale of $415 million of deposits as compared to the $600 million of deposits the Company had originally contemplated selling.

         o The Bank has settled all of the various individual and class action lawsuits filed in Alabama and Mississippi relating to the ADC credit card portfolio. Settlement costs for these matters totaled $3.1 million.

         o The Company returned to overall profitability in the third quarter of 2000. Net earnings for the third and fourth quarters of 2000 were $4.2 million.

         o The Bank continued to enhance the value of its retail deposit franchise by (i) increasing the differential between the Bank's cost of funds and the Eleventh District Cost of Funds Index ("COFI") to 0.46% at December 31, 2000 from 0.40% at December 31, 1999; (ii) increasing the sales of investment products at the Bank's current branches by 8.9%; and (iii) implementing new core bank information systems which are expected to result in annual cost savings of $4 million.

         The successful completion of these major elements of the turnaround business plan enabled the Company to retain Sandler O'Neill & Partners, L.P. as financial advisor to assist the Company in evaluating strategic options to maximize shareholder value.

COMPLIANCE

         In concluding its May 1999 special limited compliance examination of the Bank's discontinued credit card operations (the "Special Compliance Examination"), the Office of Thrift Supervision ("OTS") requested that the Bank consent to a cease and desist order requiring the Bank to document and maintain a comprehensive compliance and risk management program for any new lending activities (the "Consent Order"). The Company believes that its current quality control, risk management and compliance programs for new lending activities fulfill substantially all of the requirements of the Consent Order; however compliance with the Consent Order will require additional administration and documentation of any future new lending activity. While the Company disagreed with the necessity of this regulatory action, it agreed to the Consent Order and to certain other compliance-related corrective actions to maintain its regulatory relationships and to avoid the expense and management distraction of opposing the Consent Order. The Bank does not expect that this action by the OTS will have a material adverse effect on the ongoing operations, financial condition or results of operations of the Company.

         While the Bank has been advised by the OTS that they will not seek any further corrective action by the Bank in connection with the Special Compliance Examination, in March 2001 the OTS made a referral to the Department of Justice (the "DOJ") for review of certain fair lending or other compliance issues arising from the Special Compliance Examination. The Bank believes that these issues primarily implicate the collection and origination activities of third parties; however, no assurance can be given that there will not be a DOJ investigation or other action regarding the Bank's fair lending or other compliance issues arising from the Special Compliance Examination or that potential future actions by the DOJ would not have a material adverse effect on the operations, financial condition or results of operations of the Bank or the Company. The Company believes, based on its knowledge of the issues and on the advice of its counsel, that any allegations of fair lending or other compliance violations by the Bank raised in the Special Compliance Examination are not meritorious, that the Bank has strong defenses against any such potential allegations.

2000 FINANCIAL RESULTS

         Excluding $25.1 million and $5.9 million of net gains on sales of branches in 2000 and 1999, earnings from continuing operations in 2000 were $6.4 million as compared to $28.9 million in 1999. Due to the sale of branches and the managed reductions in interest earning assets in order to maintain regulatory capital compliance, the Company's net interest income, noninterest income and operating expenses were lower in 2000 than in 1999. In addition, the recovery of provisions for estimated loan losses was $11.9 million lower in 2000 than in 1999. The resulting decreases in earnings was partially offset by increases in the Company's net interest margin, increased fees from the sale of investment products and other reductions in operating expenses.

         The losses from discontinued operations in 2000 primarily relate to the losses incurred in reducing the carrying value of the credit card portfolios to their estimated disposal values.

RETAIL FINANCIAL SERVICES

         Fidelity primarily operates through 29 full-service branches which are located in the Southern California counties of Los Angeles and Orange. Average deposits at these branches are $71 million. Deposits at 13 of the branches exceed $60 million, with four of these branches having deposits in excess of $100 million.

         DEPOSITS

         The Bank has relied heavily on certificates of deposit ("CDs") to provide the bulk of its funding. At December 31, 2000, the deposits consist of 21% transaction accounts and 79% CDs. All of the deposits were gathered through the retail branch system as the Bank has no money desk, and no brokered or wholesale deposits.

         The Bank's transaction accounts consist of basic checking and savings accounts, including money market accounts. The basic checking accounts are primarily non-interest bearing accounts that charge monthly service fees. The Bank's savings accounts bear interest at rates generally ranging from 2.00% to 5.00%. The Bank offers CDs with maturities ranging from 1 month to 5 years generally bearing interest rates at levels consistent with the Bank's primary competitors. The Bank offers CDs with less restrictive withdrawal and deposit features to maintain or increase its deposits and, from time to time, the Bank has also matched competitor's rates to retain maturing CDs.

         OTHER FINANCIAL SERVICES/INTEGRATED PLATFORM

         The Company offers credit, investment and insurance products to its customers through an "integrated platform" retail delivery strategy. This strategy is designed to integrate the sales of investment products with traditional banking products through a single sales force. Sales of investment products take place in areas that are appropriately separated from the deposit-taking areas of the branches. Employees offering alternative investment products carry all NASD registrations and insurance licenses. The Company has extensive disclosure policies in place to minimize any possible confusion between the Federal Deposit Insurance Corporation (the "FDIC") insured products and non-insured products.

         Gateway is responsible for providing the retail bank distribution system with a variety of investment products, such as mutual funds and fixed and variable annuities. Insurance products are offered through Fidelity's insurance agency subsidiary. Through Gateway, the Company has developed strategic relationships with nationally known providers of investment and insurance products. The use of these products serves to shift market acceptance risk from the Company and to enhance product and name recognition through relationships with nationally known entities which also provide marketing support. In 2000, total sales of investment products through the Bank's current branches were $152.3 million.

LENDING ACTIVITIES

         The Bank's current lending operations consist of (i) a major loan division ("MLD") which offers multifamily, commercial and industrial mortgage loans, and (ii) a residential lending division ("RLD") which offers conforming, A minus and jumbo mortgages on single family residences.

         Historically, the Bank's lending activities have consisted primarily of single family and multifamily loan originations. In the early 1990's, the Bank terminated all of its mortgage origination activities in response to the general economic and real estate recessions and no originations occurred until 1997. In 1997, the Bank initiated programs to originate credit card and auto consumer loans. Due to significant credit losses incurred, originations under these consumer loan programs were terminated in 1998 and 1999. RLD began originating loans in 1998 while the MLD began originating loans in 2000.

         MLD originates loans through both retail and wholesale channels. In addition to existing borrower relationships, media advertising, including real estate related trade publications, is used to attract potential customers. Brokers also direct customers to MLD in exchange for a portion of the loan origination fee received by the Bank on funded loans. The products offered by MLD include adjustable rate, fixed rate and hybrid loans (loans that have a fixed rate for a period of time which then convert into adjustable rate loans). MLD staff have extensive experience in the origination of multifamily, commercial and industrial mortgage loans.

         RLD originates substantially all of its single family residential loans through the Bank's retail branches. Both fixed rate and hybrid loans are offered. In addition, RLD administers certain programs whereby the Bank offers to its customers adjustable rate residential loans, auto loans, credit card loans and home equity loans funded by other financial institutions. The Bank acts as a broker for these loan products and, in exchange, receives fees from the financial institutions that funded the loans.

         Through 2000, substantially all of the loans originated by RLD and MLD are being held in the Bank's loan portfolio. It is anticipated that the majority of the loans originated by these divisions will be held in the Bank's portfolio to replace the ongoing runoff of the Bank's existing mortgage portfolio.

         The Bank offers overdraft protection for checking account customers through its Instant Reserve ("Instant Reserve") personal line of credit. The Instant Reserve account offers average credit limits of $1,500 and is available to new and existing checking customers.

LOAN SERVICING

         Servicing of the Bank's loan portfolio is performed by the Bank or contract servicers. The Bank services substantially all of the multifamily mortgage loan portfolio and the single family mortgage loan portfolio and all of the commercial and industrial mortgage loan portfolio. The Bank also services the remaining credit card loans and its Instant Reserve accounts. The Bank contracts with outside companies for servicing of the Bank's other consumer loan portfolios. Servicing of new loan originations are retained by the Bank.

         The Bank's Loan Servicing Department is responsible for collecting payments from borrowers, contacting delinquent borrowers and conducting foreclosure proceedings. The Bank tracks and, in some cases, maintains impound accounts for taxes and insurance and provides annual analysis of each account. In addition, the Bank monitors active hazard and flood insurance and will force place insurance on the property in the event the borrower's coverage lapses.

         In addition to servicing its own assets, the Bank provides servicing on mortgage loans previously sold by the Bank to 22 investors. Fidelity is an approved originator and servicer for the Federal National Mortgage Association (the "FNMA"), the Federal Home Loan Mortgage Corporation (the "FHLMC") and the Federal Housing Administration (the "FHA").

         The Bank has a sophisticated loan servicing system that enables it to provide effective and efficient processing of loans. The system, which is able to service fixed and adjustable rate loans, provides the Bank with payment processing, collection and reporting capabilities.

         Loan servicing activities also include the management and resolution of loans with unconsented transfers and loans that have matured without the full payment of principal. Where appropriate, the Bank will exercise its contractual rights to resolve these matters, including initiating foreclosure actions.

         The outside servicers of certain of the Bank's mortgage loans perform their customer services, collection, foreclosure and asset disposition services in a manner similar to that performed by the Bank. These servicers are also responsible for remitting collections and providing detailed activity reporting on a monthly basis. The Bank's loan servicing department monitors the performance of these outside servicers.

         The outside parties that provide servicing for the Bank's auto loan and home equity loan portfolios have specialized expertise in servicing the related loan products. These servicers are responsible for customer and collection services, repossession or foreclosure actions and the disposition of repossessed assets or foreclosed property. These servicers remit collections to the Bank and provide periodic reporting on the related portfolios.

CREDIT ADMINISTRATION

         The credit administration function is responsible for monitoring and assessing the credit risk in the Bank's loan portfolio. This includes the identification, measurement and establishment of credit loss reserves, including the allowance for loan and lease losses ("ALLL") and specific valuation allowances ("SVAs").

         LOAN MONITORING

         The Bank has a loan review and quality control system that is designed to meet the following objectives:

         o To identify, in a timely manner, loans with potential credit or collateral weaknesses and to appropriately classify loans with well defined weaknesses that jeopardize loan repayment so that timely action can be taken and credit losses can be mitigated.

         o To evaluate relevant trends that affect the collectibility of the loan portfolio.

         o To provide essential information to assess the adequacy of the ALLL and to identify and recognize in a timely manner SVAs.

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

         LOAN GRADING SYSTEM

         The Bank has a loan grading policy for larger multifamily, commercial and industrial mortgage loans which is implemented through a loan grading system ("LGS"). The evaluation of each loan is based on four key risk attributes: (1) the ability of income from the property to act as the primary source of repayment, (2) the value of the collateral if a sale is required, (3) the ability and willingness of the borrower to pay, and (4) market trends in the area around the property. Grading loans involves assessing various risk indicators related to the borrower. For income properties, the primary source of repayment is cash flow from the operation of the property. The adequacy of the property's cash flow is the primary determinant of the risk grade. The borrowers' historical payment performance, including loan payments, tax payments, insurance payments and property maintenance, is also reviewed when determining a loan grade. The absence of borrower payment performance indicates a lack of ability and willingness to pay, and will result in a likely downgrade of the loan. The value of the collateral is considered a secondary source of repayment which becomes more important when the primary sources become weaker. The collateral value can influence the primary repayment source by motivating the borrower to continue supporting the property or impacting the borrower's ability to refinance the loan. Loan grading for other smaller loans is primarily based on payment performance.

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

         Assets classified as LOSS are considered uncollectible and of such little value that their continuance as assets without establishment of a SVA is not warranted. A Loss classification does not mean that an asset has absolutely no recovery or salvage value; rather it means that it is not practical or desirable to defer establishing a SVA for a basically worthless asset even though partial recovery may be effected in the future. The Bank will generally classify as Loss the portion of assets identified as exceeding the asset's estimated fair market value less estimated disposition costs and a SVA is established for such excess.

INVESTMENTS

         The Company's investment activities have historically consisted of trading, available for sale ("AFS") and held to maturity portfolios as well as short term liquidity investing.

         An investment trading portfolio is used to generate gains from the purchases and sale of securities. Historically, securities held in a trading portfolio consist primarily of mortgage-backed securities ("MBS") which allows the Company to earn interest during the period which these securities are held. During the third quarter of 1998, the Company liquidated its investment-trading portfolio and has not engaged in trading activities since that time.

         The Company's AFS investment portfolio is used to generate interest income for funds not invested in loans. The AFS portfolio provides flexibility to the Company in managing its balance sheet as these assets are generally more marketable than loans. Investments in the Company's AFS portfolio primarily consists of MBS, treasuries and collateralized mortgage obligations ("CMO"). At December 31, 2000, the Company had $244.0 million in its AFS portfolio.

         The Company is required to maintain a certain level of liquidity in the form of cash or cash equivalents. In addition, the Company may have additional liquidity as a result of its balance sheet management. This liquidity is invested in federal funds sold and short-term repurchase agreements. At December 31, 2000, the Company had cash and cash equivalents of $223.7 million.

BORROWINGS

         In addition to retail deposits, the Company has obtained funds from Federal Home Loan Bank ("FHLB") advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. The Company may, from time to time, utilize brokered deposits as a short-term means of funding. These deposits are obtained or placed by or through a deposit broker and are subject to certain regulatory limitations.

         The Company has utilized FHLB advances as a source of funds for operations. The FHLB System functions as a source of credit to financial institutions which are members of a Federal Home Loan Bank. Fidelity may apply for advances from the FHLB secured by the capital stock of the FHLB owned by Fidelity and certain of Fidelity's mortgages and other assets (principally obligations issued or guaranteed by the U.S. Government or agencies thereof). Advances can be requested for any business purpose in which Fidelity is authorized to engage, except that advances with a term greater than five years can be granted only for the purpose of providing funds for residential housing finance. In granting advances, the FHLB considers a member's creditworthiness and other relevant factors. Fidelity's available FHLB line of credit is 15% of total assets. As of December 31, 2000, the Bank had no FHLB advances outstanding.

         On July 18, 1997, the Company issued approximately $51.5 million of its 12% Senior Notes due July 18, 2007 (the "Senior Notes") in exchange for the outstanding shares of 12% Noncumulative Exchangeable Perpetual Preferred Stock, Series A (the "Preferred Stock") issued by Fidelity in 1995. Holders of approximately 11,000 shares of the Preferred Stock elected not to exchange their stock for Senior Notes and these shares are reflected as minority interests on the Statement of Financial Condition as of December 31, 2000 and 1999.

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

         During 2000 and 1999, the Company's lending activities primarily involved the origination of mortgage loans on multifamily and single family residential properties and commercial and industrial properties. During 1997 and 1998, the Company focused its loan origination activities on credit card and auto consumer loans. In all of these areas, the Company faces significant competition from thrifts, commercial banks, mortgage bankers and others. Competition is based primarily on pricing, credit access and customer service. A number of these competitors have significantly more resources than the Company, including larger asset bases, more equity, more locations and more employees.

         The Company has an established retail branch system in Southern California upon which it relies for its deposits. Because these deposits are heavily concentrated in CDs rather than transaction accounts, the Company's cost of deposits is more sensitive to changes in interest rates than some of its competitors. Historically, because of capital and expense constraints, the Company has not spent significant amounts in advertising its deposit products. Competition for customers' deposits is generally based on interest rates paid, perceived credit risk, account flexibility, costs and customer service. The Company faces significant competition in attracting funds from other thrifts, commercial banks, mutual funds, insurance companies, credit unions, investment banks, investment brokerage firms, pension funds and others. A number of competitors are significantly larger than the Company, maintain a better credit standing and are able to pay higher rates of return to customers. In addition, most of the Company's competitors spend more on advertising.

EMPLOYEES

         The Company had 583 average full-time equivalent employees ("FTEs") in 2000 with 593 employees at December 31, 2000 (including both full-time and part-time employees) none of whom were represented by a collective bargaining group. Eligible employees are provided with 401(k) and other benefits, including life, medical, dental, vision insurance and short and long-term disability insurance. The Company considers employee relations to be satisfactory. However, the Company's turnaround status and publicly disclosed intentions to explore the sale of the Company have adversely impacted its ability to retain employees. The Company has taken certain measures to retain key employees, including the granting of stock options and the execution of severance, retention and change-in-control agreements. However, no assurances can be given that these measures will be sufficient to retain key employees.

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

         BANK PLUS REGULATION

         Bank Plus is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended ("HOLA"). As such, Bank Plus is required to be registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. Among other things, the OTS has enforcement authority which permits the OTS to restrict or prohibit activities that are determined to be a serious risk to Fidelity.

         ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a unitary savings and loan holding company that, like Bank Plus, acquired control of a savings association prior to May 4, 1999. All other unitary savings and loan holding companies are limited to financially related activities permissible for financial holding companies under the Bank Holding Company Act ("BHCA"). Also, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, then such unitary holding company also will become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, will have to register as, and become subject to the restrictions applicable to, a bank holding company.

         If Bank Plus were to acquire control of another savings institution, other than through merger or other business combination with Fidelity, Bank Plus would thereupon become a multiple savings and loan holding company. Except under limited circumstances, the activities of Bank Plus and any of its subsidiaries (other than Fidelity or other subsidiary savings institutions) would thereafter be subject to further extensive limitations. In general, such holding company would be limited primarily to activities permissible for bank holding companies under the BHCA and other activities in which multiple savings and loan companies were authorized by regulation to engage as of March 5, 1987.

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

         On October 27, 2000, the OTS issued a proposed rule that would require some savings and loan holding companies to receive OTS approval 30 days before committing to certain new business activities or acquisitions. The comment period for the proposed rule was extended to February 9, 2001. It is not possible to predict at this time whether the rule will be finalized or what impact it would have on the operations of Bank Plus, if any.

         FIDELITY REGULATION--CAPITAL REQUIREMENTS AND CAPITAL CATEGORIES

         FIRREA CAPITAL REQUIREMENTS. The OTS capital regulations, as required by the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), include three separate minimum capital requirements for the savings association industry--a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement." These capital standards must be no less stringent than the capital standards applicable to national banks. The OTS also has the authority, after giving the affected institution notice and an opportunity to respond, to establish an individual minimum capital requirement ("IMCR") for a savings association which is higher than the industry minimum requirements, upon a determination that an IMCR is necessary or appropriate in light of the institution's particular circumstances, such as if the institution is expected to have losses resulting in capital inadequacy, has a high degree of exposure to credit risk, has a high amount of nonperforming loans, has a high degree of exposure to concentration of credit risk or risks arising from nontraditional activities, or fails to adequately monitor and control the risks presented by concentration of credit and nontraditional activities.

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

         TOTAL CAPITAL OF AT LEAST 8% OF RISK-WEIGHTED ASSETS (THE "RISK-BASED CAPITAL REQUIREMENT"). Total capital includes both core capital and "supplementary" capital items deemed less permanent than core capital, such as subordinated debt and ALLL (subject to certain limits). Equity investments (with the exception of investments in subsidiaries and investments permissible for national banks) and portions of certain high-risk land loans and nonresidential construction loans must be deducted from total capital. At least half of total capital must consist of core capital.

         Risk-weighted assets are determined by multiplying each category of an institution's assets, including off balance sheet asset equivalents, by an assigned risk weight based on the credit risk associated with those assets, and adding the resulting products. The four risk weight categories range from 0% for cash and government securities to 100% for assets (including past-due loans and real estate owned ("REO"), that do not qualify for preferential risk-weighting.

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the OTS was required to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and risks of nontraditional activities. The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings institutions with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. An institution whose interest rate risk exposure (measured as set forth in the rule) exceeded 2.0% would be required to deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2.0% multiplied by the estimated economic value of the bank's assets. That dollar amount would be deducted from a bank's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule also provides that the Director of the OTS may waive or defer a bank's interest rate risk component on a case-by-case basis. The OTS has postponed the implementation of the new rule until the OTS has collected sufficient data to determine whether the rule is effective in monitoring and managing interest rate risk. No interest rate risk component would have been required to be added to the Bank's risk-based capital requirement at December 31, 2000 had the rule been in effect at that time.

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

         MANDATORY RESTRICTIONS ON ADEQUATELY AND UNDERCAPITALIZED INSTITUTIONS. Savings institutions that are adequately capitalized but not well capitalized must obtain a waiver from the FDIC in order to accept, renew, or rollover brokered deposits, and even if a waiver is granted may not solicit deposits, through a broker or otherwise, by offering interest rates that exceed market rates by more than 75 basis points. There are numerous mandatory restrictions on the activities of undercapitalized institutions. An institution that is undercapitalized must submit a capital restoration plan to the OTS that the OTS may approve only if it determines that the plan is likely to succeed in restoring the institution's capital and will not appreciably increase the risks to which the institution is exposed. In addition, the institution's performance under the plan must be guaranteed by every company that controls the institution, up to specified limits. An institution that is undercapitalized may not acquire an interest in any company, open a new branch office or engage in a new line of business without OTS or FDIC approval. An undercapitalized institution also may not increase its average total assets during any quarter except in accordance with an approved capital restoration plan. An undercapitalized savings institution generally may not pay any dividends or make other capital distributions. Undercapitalized institutions also may not pay management fees to any company or individual that controls the institution. An undercapitalized savings institution cannot accept, renew, or rollover deposits obtained through a deposit broker, and may not solicit deposits by offering interest rates that are more than 75 basis points higher than market rates.

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

         As a result of the OTS' findings during their 1998 safety and soundness examination, the Bank was designated as a "problem institution" and in "troubled condition" which subjected the Bank to certain regulatory restrictions including, but not limited to: (i) a prohibition, absent OTS prior approval, on increases in total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter, (ii) a requirement that the Bank submit to the OTS for prior review and approval the names of proposed new directors and senior executive officers and proposed employment contracts with any director or executive officer, (iii) a requirement that the Bank submit to the OTS for prior review and approval any third party contracts outside the normal course of business, and (iv) the ability of the OTS, in its discretion, to require 30 days prior notice of all transactions between the Bank and its affiliates. In March 2001, the OTS notified the Bank that it was removing the "problem institution" and "troubled condition" designations for the Bank. Effective March 2001, the Bank is no longer subject to the regulatory restrictions imposed as a result of these designations.

         In concluding the Special Compliance Examination the OTS requested that the Bank agree to the Consent Order. The Consent Order requires the Bank to establish a compliance and risk management program to be used prior to offering any new lending product or service that it does not currently offer or engages in such activity with a third party and to maintain records consistent with regulations and records related to credit card programs and accounts. The Company believes that its current quality control, risk management and compliance programs for new lending activities fulfill substantially all of the requirements of the Consent Order; however compliance with the Consent Order will require additional administration and documentation of any future new lending activity. While the Company disagreed with the necessity of this regulatory action, it agreed to the Consent Order and to certain other compliance-related corrective actions to maintain its regulatory relationships and to avoid the expense and management distraction of opposing the Consent Order.

         Each depository institution with assets above $500 million must annually prepare a report, signed by the chief executive officer and chief financial officer, on the effectiveness of the institution's internal control structures and procedures for financial reporting, and on the institution's compliance with laws and regulations relating to safety and soundness. The institution's independent public accountant must attest to, and report separately on, management's assertions in that report. The report and the attestations, along with financial statements and such other disclosure requirements as the FDIC and the OTS may prescribe, must be submitted to the FDIC and the OTS. Such institutions must also have an audit committee of its Board of Directors made up entirely of directors who are independent of the management of the institution. Audit committees of "large" institutions (defined by the FDIC as an institution with more than $3 billion in assets) must include members with banking or financial management expertise, may not include members who are large customers of the institution, and must have access to independent counsel.

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

         Under the OTS capital distribution rule, an institution is able to make a capital distribution (i) without prior notice to the OTS if it is not owned by a savings and loan holding company and, after the proposed capital distribution, will remain at least "adequately capitalized," the distribution would not reduce the amount of common or preferred stock or retire debt that is included in capital, and the distribution would not otherwise violate any statutory regulatory or other prohibition; (ii) without an application if the institution has a composite rating of "1" or "2", is otherwise eligible for expedited treatment and the distribution does not exceed a specified amount; and (iii) without notice or application if all of the conditions specified above are met. Fidelity is still required to obtain OTS approval prior to making a capital distribution.

         Fidelity has been authorized by the OTS to make payments of dividends on its preferred stock so long as its core and risk-based capital ratios remain above 4.0% and 8.0%, respectively. During 2000, the OTS notified Fidelity that it was amending its authorization to require Fidelity to give the OTS 30 days notice prior to the payment of any preferred stock dividend. The OTS has also given approval for Fidelity to pay dividends on its common stock of $250,000 per quarter in February, May and August of 2001. The authorization from the OTS does not constrain the OTS from restricting future dividend payments based on safety and soundness considerations or future examination findings, and no assurance can therefore be given that the OTS will permit future dividend payments by Fidelity to Bank Plus. Fidelity has received no indication from the OTS that it will object to the continued payment of preferred and common stock dividends.

         REQUIRED LIQUIDITY. OTS regulations require savings institutions to maintain, for each calendar quarter, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, certain mortgage-related securities, certain loans secured by first liens on residential property, specified United States government, state and federal agency obligations, and balances maintained in satisfaction of the FRB reserve requirements described below) equal to at least 4% of either (i) the prior quarter end balance of its net withdrawable accounts due in one year or less plus borrowings due in one year or less (the "liquidity base") or (ii) the average daily balance of the liquidity base during the prior calendar quarter. In addition, savings institutions must comply with a general non-quantitative requirement to maintain a safe and sound level of liquidity. The OTS may change this liquidity requirement from time to time to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of member institutions, and may exclude from the definition of liquid assets any item other than cash and the balances maintained in satisfaction of FRB reserve requirements. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. On December 27, 2000, Section 1201 of the Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the savings association liquidity provisions of the HOLA. In response, the OTS has issued an interim rule that repeals its current liquidity regulation and replaces it with a general requirement that savings associations and service corporations must maintain sufficient liquidity to ensure safe and sound operation.

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

         Assets are classified as "pass", "special mention", "substandard", "doubtful" or "loss." An asset which possesses no apparent weakness or deficiency is designated "pass". An asset which possesses weaknesses or deficiencies deserving close attention is designated as "special mention". An asset or a portion thereof, is generally classified as "substandard" if it possesses a well-defined weakness which could jeopardize the timely liquidation of the asset or realization of the collateral at the asset's book value. Thus, these assets are characterized by the possibility that the institution will sustain some loss if the deficiencies are not corrected. An asset, or portion thereof, is classified as "doubtful" if a probable loss of principal and/or interest exists but the amount of the loss, if any, is subject to the outcome of future events which are indeterminable at the time of classification. If an asset or portion thereof, is classified as "loss", the institution must either establish an SVA equal to the amount classified as loss or charge off such amount.

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

         Legislation was enacted on September 30, 1996, to address the disparity in bank and thrift deposit insurance premiums. This 1996 legislation altered the obligation with respect to the payment of interest on the debt obligations issued by the Financing Corporation ("FICO Debt") and separated the assessments levied by the FDIC for deposit insurance coverage from assessments to make such FICO Debt interest payments. Effective January 1, 2001 this rate was 0.0196%.

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

         Under Section 23A and Section 11 of the HOLA, specific restrictions apply to transactions in which Fidelity provides funding to its affiliates:
Fidelity may not purchase the securities of an affiliate, make a loan to any affiliate that is engaged in activities not permissible for a bank holding company, or acquire from an affiliate any asset that is a nonaccrual loan, a restructured loan, a loan that is more than 30 days past due or has been classified. As to affiliates engaged in bank holding company-permissible activities, the aggregate of (a) loans, guarantees, and letters of credit provided by the savings bank for the benefit of any one affiliate, and (b) purchases of assets by the savings bank from the affiliate, may not exceed 10% of the savings bank's capital stock and surplus (20% for the aggregate of permissible transactions with all affiliates). All loans to affiliates must be secured by collateral ranging from 100% to 130% of the amount of the loan, depending on the type of collateral.

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

         ENFORCEMENT. Whenever the OTS has reasonable cause to believe that the continuation by a savings and loan holding company of any activity or of ownership or control of any non FDIC-insured subsidiary constitutes a serious risk to the financial safety, soundness, or stability of a savings and loan holding company's subsidiary savings association and is inconsistent with the sound operation of the savings association, the OTS may order the holding company, after notice and opportunity for a hearing, to terminate such activities or to divest such noninsured subsidiary. FIRREA also empowers the OTS, in such a situation, to issue a directive without any notice or opportunity for a hearing, which directive may (a) limit the payment of dividends by the savings association, (b) limit transactions between the savings association and its holding company or its affiliates, and (c) limit any activity of the association that creates a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

         In addition, FIRREA includes savings and loan holding companies within the category of person designated as "institution-affiliated parties." An institution-affiliated party may be subject to significant penalties and/or loss of voting rights in the event such party took any action for or toward causing, bringing about, participating in, counseling, or aiding and abetting a violation of law or unsafe or unsound practice by a savings association.

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

         FIDELITY REGULATION--FEDERAL HOME LOAN BANK SYSTEM

         The Federal Home Loan Banks provide a credit facility for member institutions. As a member of the FHLB of San Francisco, Fidelity is required to own capital stock in the FHLB of San Francisco in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid home loans, home purchase contracts and similar obligations at the end of each calendar year, assuming for such purposes that at least 30% of its assets were home mortgage loans, or 5% of its advances were from the FHLB of San Francisco. At December 31, 2000, Fidelity was in compliance with this requirement with an investment in the stock of the FHLB of San Francisco of $25.6 million. Long-term FHLB advances may be obtained only for the purpose of providing funds for residential housing finance and all FHLB advances must be secured by specific types of collateral.

         FIDELITY REGULATION--FEDERAL RESERVE SYSTEM

         The FRB requires savings institutions to maintain noninterest-earning reserves against certain of their transaction accounts (primarily deposit accounts that may be accessed by writing unlimited checks) and non-personal time deposits. For the calculation period at December 31, 2000, Fidelity was required to maintain $4.2 million in noninterest-earning reserves and was in compliance with this requirement.

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

         NON-BANKING REGULATION

         As creditors of loans secured by real property and as owners of real property, financial institutions, including Fidelity, may be subject to potential liability under various statutes and regulations applicable to property owners, generally including statutes and regulations relating to the environmental condition of the property. Under various federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous substances on, under or in such property. In addition, any person or entity that arranges for the disposal or treatment of hazardous substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility. Such laws and regulations often impose liability regardless of fault and liability has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. Pursuant to these laws and regulations, under certain circumstances, a lender may become liable for the environmental liabilities in connection with its borrowers' properties, if, among other things, it either forecloses or participates in the management of its borrowers' operations or hazardous substance handling or disposal practices. Although the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") and certain state counterparts provide exemptions for secured lenders, the scope of such exemptions is limited and a rule issued by the Environmental Protection Agency clarifying such exemption under CERCLA has recently been held invalid. In addition, CERCLA and certain state counterparts impose a statutory lien, which may be prior to a bank's interest securing a loan, for certain costs incurred in connection with removal or remediation of hazardous substances. Other laws and regulations may also require the removal or remediation of hazardous substances located on a property before such property may be sold or transferred.

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

         FINANCIAL SERVICES MODERNIZATION LEGISLATION

         The Gramm-Leach-Bliley Act (the "Financial Services Modernization Act") repealed the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

         Pursuant to the Financial Services Modernization Act, effective November 13, 2000, but with compliance optional until July 1, 2001, the OTS has adopted final regulations and guidance concerning the privacy of consumer information. The new regulations require savings associations to adopt procedures to protect customer information and to provide customers with a notice that describes its privacy policies and practices. Also, if certain information is to be shared with third parties, a customer must be provided with an "opt-out" right that could limit such information sharing.

         GATEWAY REGULATION

         Gateway has been a NASD registered broker/dealer since October 1993 and offers securities products, such as mutual funds and variable annuities, to customers of the Bank and others. Fixed annuities are offered through the Bank's insurance agency, Citadel Service Corporation, dba Fidelity Insurance Agency of Glendale. Gateway does not maintain security or cash accounts for customers or perform custodial functions relating to customer securities.

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


ITEM 2. PROPERTIES

         The executive offices of Fidelity are located at 4565 Colorado Boulevard, Los Angeles, California 90039. This owned facility also houses the Bank's administrative operations and has approximately 130,000 square feet of office space. The Bank also leases administrative offices in Irvine, California (approximately 20,000 square feet).

         On December 31, 2000, Fidelity owned 10 of its branch facilities and leased the remaining 19 of its branch facilities under leases with terms (including optional extension periods) expiring from 2001 through 2030. All owned and leased office facilities are located in Southern California. The Bank also leases its branch office located in Bloomington, Minnesota which is under contract to be sold. The amount of office space, either leased or owned, is sufficient to meet the Company's anticipated facilities requirements for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

CONCLUSION OF ADC CONSUMER CREDIT CARD LITIGATION

         The ADC Consumer Credit Card Litigation has been concluded. In the many separate individual lawsuits and two class actions, consumers who received credit cards issued by the Bank alleged that certain third parties, which offered credit cards issued by the Bank as a means to finance the purchase of consumer goods, misrepresented the terms of the credit cards. Most of the individual claims and both class actions were filed in state courts in Alabama. Several were also filed in Mississippi. The Company believed that it had strong legal and factual defenses to these claims, but settled all of the cases before the claims and defenses could be adjudicated.

         The Company settled one of the two Alabama class action cases as a class action; the other was settled and dismissed as an individual action. The class action settlement is now final, and the Company believes that the settlement is binding on all account holders in Alabama who did not elect to opt out of the settlement. All pending and threatened individual cases, including any account holders electing to opt out of the class action settlement, have been dismissed or settled. All individual settlements have been paid in full. Settlement costs for these matters totaled $3.1 million.

NATIONWIDE CAPITAL COMPANY LLC CREDIT CARD LITIGATION

         In November 1997, the Bank entered into a credit card marketing relationship with MMG pursuant to which MMG was to solicit members of certain agreed-upon affinity groups to become credit card holders. The Bank was to contract for the provision of or provide credit card servicing and other related functions. MMG and the Bank were to share equally in program profits and losses. In late summer and fall of 1998, disputes arose between the Bank and MMG. These disputes were resolved in an arbitration proceeding in Los Angeles entitled IN THE MATTER OF ARBITRATION BETWEEN FIDELITY FEDERAL BANK AND MMG DIRECT, INC., American Arbitration Association No. 72 147 01072 98.

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

         Notwithstanding its commitment to arbitrate any disputes arising in connection with the contract in Los Angeles, Nationwide instituted litigation against the Bank in the Texas state court. The Bank sought to stay this litigation in the Texas state court and also filed a petition against Nationwide in the United States District Court for the Central District of California to compel Nationwide to arbitrate and to stay the Texas proceedings. The Bank's petition was granted by the District Court and Nationwide has been ordered to arbitrate its claim. After the District Court ruling became final, Nationwide filed an arbitration proceeding against the Bank in Los Angeles.

         In the arbitration Nationwide asserts claims for breach of contract against the Bank and tort claims for interference with its contract rights with MMG and with the automobile dealers in connection with the credit card program. According to the claim in arbitration, the contract claims alone amount to $75 million. In addition, the Bank has asserted counterclaims against Nationwide, including its counterclaim for damages for failure to arbitrate and counterclaims alleging fraud or breach of contract by Nationwide in failing to provide customer lists of affinity group members as it promised to do. The arbitration hearing has been scheduled for the fourth quarter 2001. The Bank believes that Nationwide's claims are without merit, that the Bank has valid defenses to Nationwide's claims and the Bank intends to diligently pursue its counterclaim.

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

         The proposed representative plaintiff has been determined by the trial court to be unsuitable to serve as class representative. A second proposed representative plaintiff has been refused permission to intervene in this case on statute of limitations grounds, a ruling which is on appeal and in the course of briefing. Plaintiffs' counsel has proposed pursuing other potential class action representatives through a letter solicitation process. The Company has opposed the solicitation process on several grounds in an abusive class action. The trial court authorized the solicitation process, but with conditions that the plaintiffs' lawyers found objectionable. The plaintiffs' lawyers and the Bank are both seeking relief from the California appellate court, through writs of mandamus, to modify the trial court's order regarding the solicitation process. The writs have been argued to the appellate court, but no decision has been issued to date.

         During 2000, the costs of defending this action exceeded the Company's deductible under its Director and Officers insurance policy. The insurance carrier has agreed to pay for any future litigation costs related to this action, subject to a general reservation of rights. There can be no guarantee that the insurance carrier will continue to pay for future litigation costs or will not seek reimbursement of costs advanced to date.

         The Company intends to continue to assert all defenses to class certification even if plaintiff's counsel are able to propose new class representatives, and further intends to continue to assert that any claims made on behalf of the expanded class asserted in Gunty II are barred and preempted by the Securities Litigation Uniform Standards Act of 1998, and that such preemption may extend to the entire case depending on the nature of the rulings of the trial court. In addition, should any purported class of any scope be certified, the Company intends to vigorously defend on the merits. In this respect, the Company believes, among other things, that its communications to the public were timely and accurate and that it did not engage in any market activity which would generate liability under the California Corporations Code.

DURGA MA ARBITRATION

         In April 1998, the Bank entered into two Private Label Credit Card Agreements with Durga Ma, a New Jersey corporation, doing business as Diamond Way International. One of those agreements contemplated issuing credit cards to Durga Ma's jewelry customers; the other contemplated issuing cards to customers of independent jewelry retailers selected by Durga Ma. According to the agreements, the Bank would issue credit cards to customers whose applications were approved by the Bank. The Bank would have the exclusive right to issue to qualified customers credit cards bearing the name "Diamond Way" or bearing names associated with the independent retailers selected by Durga Ma. No agreements with independent jewelers were ever negotiated or executed and no cards were ever issued under either of these programs.

         In October 1999, Durga Ma invoked binding arbitration alleging "breach of contract and fraud" and claims damages in the amount of $5.0 million. The Bank believes these claims lack merit, that its defenses to the plaintiff's claims are valid, and the damages sought are speculative.

         The arbitration hearing is scheduled to commence July 2001.

CHOICE ONE LITIGATION

         At the time that the Bank began winding down its credit card operations in 1998, the Bank was in negotiations with Choice One Finance Corporation regarding a proposed credit card program in which consumers would have an opportunity to apply for credit cards to finance their purchases of water softeners and other consumer goods. Several drafts of a proposed agreement were exchanged, but an agreement was never signed and the program was not commenced. Choice One alleges that an agreement or other enforceable obligations none-the-less exist, and on March 12, 1999 commenced a lawsuit entitled CHOICE ONE FINANCE CORP. V. FIDELITY FEDERAL BANK, Superior Court for the State of California, County of Los Angeles, Case No. BC206945. The plaintiff seeks damages of at least $10 million based on estimates of the profit it would have received if the program had been implemented. The Bank filed an answer disputing the claims. Discovery is substantially complete, and the Bank filed a summary judgment motion in September 2000. The court dismissed two out of three of the plaintiff's causes of action, but determined that Choice One is entitled to a trial on whether an enforceable oral contract existed. The Bank believes that the plaintiff's claims are without merit, that the damages sought are speculative, and that the Bank has valid defenses to the plaintiff's claims. The trial is expected to occur in 2001.

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

         The court in the multidistrict litigation elected to proceed with motions to dismiss in two "test" cases in which nearly all of the issues are the same as in all the other consolidated cases, including the Bank's. On February 23, 2001, the court entered an order granting the motions to dismiss based on plaintiff's failure to state a RICO claim. The court's order was dispositive of the issues in the other cases, including the Bank's case. The court certified its order as final for purposes of appeal, and plaintiffs are expected to appeal.

FIRST ALLIANCE MORTGAGE COMPANY ("FAMCO")

         In 1997, Fidelity entered into a series of agreements with FAMCO and its affiliates to establish a secured credit card program (the "Program"). Under the agreements, Fidelity served as issuer and owner of the Program accounts and was responsible for the risk management associated with the extension of credit. FAMCO is responsible for marketing and processing applications and servicing the accounts originated under the Program. FAMCO also provided credit enhancements to guarantee full repayment of the Program receivables in the event of cardholder defaults and, in exchange, had the right to purchase the outstanding receivables at par and received all revenues, net of expenses and funding costs paid to Fidelity, from the Program. FAMCO was required to fund a cash collateral account as part of the credit enhancement. As of December 31, 2000, total receivables outstanding under the Program were $8.5 million, of which 18.6% were delinquent, and the balance of the cash collateral account was $2.8 million.

         On February 25, 2000, Fidelity delivered to FAMCO formal notice that the agreements pertaining to the Program had expired, and a demand that FAMCO fulfill all of its obligations under the agreements upon and after termination, including an obligation to purchase, or cause a designee to purchase, from Fidelity, at par, all of the outstanding accounts and related receivables generated under the Program.

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

         The Bank has obtained relief from stay pursuant to an order of the Bankruptcy Court to pursue its claim in arbitration seeking to enforce the demand that FAMCO repurchase or cause the repurchase of the outstanding accounts and receivables, and to establish the amount of the Bank's claim against FAMCO's bankruptcy estate for damages arising from FAMCO's breach of that repurchase obligation. FAMCO has filed a counter demand for arbitration asserting a conflict of interest on the part of the Bank's Chief Executive Officer based on his alleged involvement in the negotiations of the agreements and seeking damages because, as FAMCO alleges, the Bank's termination of the program prevented FAMCO from securitizing the card portfolio. The arbitration is scheduled to commence in the second quarter of 2001.

         FAMCO has listed Fidelity as one of its 20 largest unsecured creditors, and Fidelity is represented on FAMCO's unsecured creditors' committee.

         Subject to the constraints of applicable bankruptcy law, Fidelity intends to mitigate its damages, pursue vigorously its rights and remedies to recover amounts owed by FAMCO, and seek recourse to the cash collateral to recover any shortfall. However, there is substantial uncertainty as to Fidelity's success in mitigating damages, the ability of FAMCO to pay the claims of its creditors and the timing and amount of distributions that may be made by FAMCO to its creditors. Although the Bank believes that it is entitled to offset the cash collateral it holds to reduce its claim in the bankruptcy, court approval will be required prior to executing such an offset.

VIRTRUE CAPITAL ARBITRATION

         On August 6, 1999, the Bank entered into an agreement to sell to Virtrue Capital the Bank's branch office at the Mall of America ("MOA") in Minnesota. Concurrently with entering into that agreement, the Bank closed a sale to Virtrue Capital of all of the Bank's intellectual property rights relating to the name "iBank". The total purchase price for the branch and the intellectual property was $1.5 million, which was placed in escrow. Under the agreements, in the event that Virtrue Capital was unable to close the transaction to purchase the branch by a date certain, the funds in escrow would be released to the Bank. In the first quarter of 2000, the agreements were amended to (i) extend the term until September 30, 2000, (ii) to allow Virtue Capital to sell the MOA branch to a qualified buyer, and (iii) to immediately release all funds held in escrow to the Bank. Virtrue Capital was never able to get regulatory approval for the branch transaction or complete a sale to a qualified buyer. In October 2000, the Bank declined to extend the agreement any further and terminated the transaction. On December 18, 2000, Virtrue Capital filed a notice with the American Arbitration Association in Los Angeles, California, commencing an arbitration proceeding entitled VIRTRUE CAPITAL CORPORATION V. FIDELITY FEDERAL BANK, ET AL. (Case No. 72 Y 181 0135 00 BLV). Virtrue Capital's principal allegation is that the Bank breached an alleged oral promise to extend further the deadline for closing the transaction so as to enable Virtrue Capital to find a qualified buyer that could receive regulatory approval. Although the arbitration proceeding is in its early stages, the Bank believes that it has substantial defenses to the claims asserted by Virtrue Capital and intends to diligently defend itself in the arbitration.

OTHER MATTERS

         In concluding the Special Compliance Examination the OTS requested that the Bank agree to the Consent Order. On November 1, 2000 the OTS issued the Consent Order and the Bank and the OTS entered into an agreement entitled "Stipulation and Consent to Issuance of an Order to Cease and Desist and for Affirmative Relief" (the "Agreement"). The Consent Order requires the Bank to establish a compliance and risk management program to be used prior to offering any new lending product or service that it does not currently offer or engages in such activity with a third party and to maintain records consistent with regulations and records related to credit card programs and accounts. The Company believes that its current quality control, risk management and compliance programs for new lending activities fulfill substantially all of the requirements of the Consent Order; however compliance with the Consent Order will require additional administration and documentation of any future new lending activity. While the Company disagreed with the necessity of this regulatory action, it consented to the Consent Order and to certain other compliance-related corrective actions to maintain its regulatory relationships and to avoid the expense and management distraction of opposing the Consent Order. Copies of the Consent Order and the Agreement were filed with the SEC as exhibits to a report on Form 8-K dated November 1, 2000.

         While the Bank has been advised by the OTS that they will not seek any further corrective action by the Bank in connection with the Special Compliance Examination, in March 2001 the OTS made a referral to the DOJ regarding for review of fair lending or other compliance issues arising from the Special Compliance Examination. The Bank believes that these issues primarily implicate the collection and origination activities of third parties; however, no assurance can be given that there will not be a DOJ investigation or other action regarding the Bank's fair lending or other compliance issues arising from the Special Compliance Examination or that potential future actions by the DOJ would not have a material adverse effect on the operations, financial condition or results of operations of the Bank or the Company. The Company believes, based on its knowledge of the issues and on the advice of its counsel, that any allegations of fair lending or other compliance violations by the Bank raised in the Special Compliance Examination are not meritorious, that the Bank has strong defenses against any such potential allegations.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION

         The Company's Common Stock is listed and quoted on the Nasdaq National Market ("Nasdaq").

         The following table sets forth the high and low daily closing sales prices of the Common Stock on Nasdaq for each of the following quarters.

                                                         HIGH         LOW
                                                     -----------  -----------
     2000:
         Fourth quarter............................. $     4.00   $     3.00
         Third quarter..............................       3.94         2.88
         Second quarter.............................       3.31         1.44
         First quarter..............................       3.19         1.63
     1999:
         Fourth quarter............................. $     4.25   $     2.69
         Third quarter..............................       6.38         3.13
         Second quarter.............................       6.38         4.06
         First quarter..............................       5.13         3.94

DIVIDENDS

         Bank Plus has paid no dividends on the Company's Common Stock since its formation in May 1996. Prior thereto, Fidelity had not paid dividends on its Common Stock since August 1994. Bank Plus currently has no plans to pay dividends on the Company's Common Stock. Bank Plus is a holding company with no significant assets other than its investment in the Bank and Gateway, and is substantially dependent on dividends from such subsidiaries to meet its cash requirements, including its interest obligations on the Senior Notes. The ability of the Bank to pay dividends or to make certain loans or advances to Bank Plus is subject to significant regulatory restrictions.

ITEM 6. SELECTED FINANCIAL DATA

                       FIVE-YEAR SELECTED FINANCIAL DATA

         The table below sets forth certain historical financial data regarding the Company. This information is derived in part from, and should be read in conjunction with, the Company's consolidated financial statements and notes thereto.

                                                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                       2000            1999            1998            1997           1996
                                                  -------------   -------------   -------------   -------------  -------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
Total assets (1) (2) ..........................   $  2,212,321    $  2,683,420    $  3,708,603    $  4,166,510   $  3,330,290
Mortgage loans (1) ............................      1,646,334       2,003,205       2,417,042       2,819,230      2,757,807
Net assets of discontinued operations (3) .....          7,498         164,820         261,324          50,085             --
Deposits (1) ..................................      2,075,792       2,501,246       2,922,531       2,891,801      2,495,933
FHLB advances (2) .............................             --          20,000         585,000       1,009,960        449,851
Senior Notes (4) ..............................         51,478          51,478          51,478          51,478             --
Other borrowings ..............................             --              --              --              --        140,000
Preferred stock (4) ...........................            272             272             272             272         51,750
Common stockholders' equity ...................         65,653          96,176         127,388         181,345        161,657
Stockholders' equity per common share .........           3.37            4.94            6.55            9.36           8.86
Common shares outstanding .....................     19,470,400      19,463,343      19,434,043      19,367,215     18,245,265

OPERATING DATA:
Interest income ...............................   $    163,401    $    203,153    $    274,042    $    253,985   $    237,913
Interest expense ..............................        105,270         133,222         200,789         174,009        152,623
Net interest income ...........................         58,131          69,931          73,253          79,976         85,290
Provision for estimated loan losses ...........         (2,358)        (14,300)         (6,228)         13,004         15,610
Noninterest income (5) ........................         13,410          13,753          13,003           3,845          2,246
Gain on sale of branches, net (1) .............         25,072           5,914              --              --             --
Operating expense (6) .........................         67,453          69,101          79,620          63,096         82,451
Earnings (loss) from continuing operations
  before income taxes and minority interest ...         31,518          34,797          12,864           7,721        (10,525)
Net earnings (loss) from continuing
operations ....................................         31,490          34,769           8,966          11,586        (14,089)
Net (loss) earnings from discontinued
operations ....................................        (68,270)        (59,659)        (65,294)          1,067             --
Net (loss) earnings ...........................        (36,780)        (24,890)        (56,328)         12,653        (15,642)
Earnings (Loss) Per Share (7):
  Continuing operations:
    Basic .....................................           1.62            1.79            0.46            0.62          (0.86)
    Diluted ...................................           1.62            1.77            0.45            0.61          (0.86)
  Discontinued operations:
    Basic .....................................          (3.51)          (3.07)          (3.36)           0.05             --
    Diluted ...................................          (3.51)          (3.03)          (3.31)           0.05             --
  Total:
    Basic .....................................          (1.89)          (1.28)          (2.90)           0.67          (0.86)
    Diluted ...................................          (1.89)          (1.26)          (2.86)           0.66          (0.86)
Weighted Average Common Shares Outstanding (7):
  Basic .......................................     19,470,400      19,460,941      19,395,337      18,794,887     18,242,887
  Diluted .....................................     19,498,391      19,677,509      19,713,947      19,143,233     18,242,887

SELECTED OPERATING RATIOS:
Return (loss) on average assets (5) (8)........          0.29%           0.90%           0.22%           0.35%        (0.42)%
Return (loss) return on average equity (8).....         10.60%          31.07%           6.03%           7.43%        (7.01)%
Average equity divided by average assets.......          2.77%           2.91%           3.64%           4.40%         6.71%
Ending equity divided by ending assets.........          2.97%           3.58%           3.43%           4.35%         4.85%
Operating expense to average assets (9)........          3.01%           2.16%           1.95%           1.78%         1.94%
Efficiency ratio (10)..........................         95.02%          80.68%          88.33%          67.46%        67.77%
Yield on interest-earning assets...............          7.49%           6.99%           7.01%           7.16%         7.29%
Cost of interest bearing liabilities (11)......          4.83%           4.59%           5.16%           5.11%         4.98%
Net yield on interest-earning assets...........          2.65%           2.42%           1.88%           2.28%         2.63%
                                                                                                                   (CONTINUED)

                                                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                       2000            1999            1998            1997           1996
                                                  -------------   -------------   -------------   -------------  -------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(CONTINUED)

ASSET QUALITY DATA:
Nonperforming assets ("NPAs") (12) ............   $      5,275    $      9,396    $     23,304    $     25,367   $     60,788
NPAs to total assets ..........................          0.24%           0.35%           0.63%           0.61%          1.83%
Nonaccruing loans ("NPLs") ....................   $      3,849    $      6,945    $     14,372    $     13,074   $     36,125
NPLs to total loans, net ......................          0.23%           0.32%           0.54%           0.46%          1.34%
Classified assets .............................   $     40,776    $     61,595    $     93,293    $    153,502   $    174,096
Classified assets to total assets .............          1.84%           2.45%           2.76%           3.68%          5.23%
Total allowance for estimated losses ..........   $     10,657    $     15,257    $     34,647    $     55,993   $     59,589
Total allowance for estimated losses to
  net classified assets .......................         26.14%          24.77%          37.14%          36.48%         34.23%

REGULATORY CAPITAL RATIOS:
Tangible capital ratio ........................          4.76%           5.22%           4.36%           5.26%          6.28%
Core capital ratio ............................          4.76%           5.22%           4.36%           5.26%          6.29%
Risk-based capital ratio ......................          9.02%          10.09%           8.95%          11.57%         11.85%

OTHER DATA:
Sales of investment products ..................   $    160,073    $    164,921    $    180,660    $    159,791    $    118,061
Real estate loans funded, net .................   $    153,633    $     93,274    $    138,991    $    233,107    $     13,859
Number of:
  Real estate loan accounts (in thousands)                   7               9              11              12             11
  Deposit accounts (in thousands) .............            143             177             198             205            194

---------------
(1) In 2000, as part of the Company's turnaround business plan, six branches with $415 million of deposits were sold. $250 million of loans, $161 million of cash and $4 million of other assets were used to fund this sale of deposits.
(2) In 1999 and 1998, as part of its program to improve its regulatory capital status, the Bank prepaid $290.0 million and $375.0 million of FHLB advances, respectively.
(3) During 2000, the Company sold the MMG and ADC credit card portfolios which represented 90% of the outstanding balances of the discontinued credit card operations at the beginning of the year.
(4) On July 18, 1997, the Company completed an exchange offer (the "Exchange Offer") of the Company's Senior Notes for the outstanding shares of the Preferred Stock issued by Fidelity in 1995. The Company accepted 2,059,120 shares of Preferred Stock in exchange for approximately $51.5 million principal amount of Senior Notes. Holders of approximately 11,000 shares of the Preferred Stock elected not to participate in the Exchange Offer and these shares are reflected as minority interest on the consolidated statement of financial condition.
(5)      Excludes gain on sale of branches.
(6) Operating expenses in 1996 includes an $18.0 million SAIF special assessment.
(7) On February 9, 1996, the Bank's stockholders approved a one for four reverse stock split. All weighted average common shares outstanding have been retroactively adjusted to reflect this change.
(8)      Based on net earnings (loss) from continuing operations.
(9)      Excludes the impact of the 1996 SAIF special assessment.
(10) The efficiency ratio is computed by dividing total operating expense by net interest income and noninterest income, excluding infrequent items, provisions for estimated loan and real estate losses, direct costs of real estate operations and gains/losses on the sale and writedown of securities.
(11)     Excludes interest allocated to discontinued operations.
(12) NPAs include NPLs and foreclosed real estate, net of SVAs and REO valuation allowances, if any.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Certain statements included in this Annual Report on Form 10-K, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Bank Plus and Fidelity to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. A number of other factors may have a material adverse effect on the Company's financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; changes in market interest rates that reduce the Bank's margins or the fair value of financial instruments; restrictions imposed on the Bank's operations by regulators such as a prohibition on the payment of dividends by the Bank to Bank Plus; failure of regulatory authorities to issue approvals or non-objection to material transactions involving the Bank; actions by the Bank's governmental agencies or other regulators that could adversely affect the Bank's capital levels or results of operations; an increase in the number of customers seeking protection under the bankruptcy laws which increases the amount of charge-offs; the effects of fraud or other contract breaches by third parties or customers; the effectiveness of the Company's collection efforts; the outcome of pending and future litigation; and the inability to use the operating loss carryforwards of the Company. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Bank Plus disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.

RESULTS OF OPERATIONS

         SUMMARY

         Earnings from continuing operations were $31.5 million, $34.8 million and $9.0 million in 2000, 1999 and 1998, respectively. Excluding net gains on sales of branches, which were $25.1 million in 2000 and $5.9 million in 1999, earnings from continuing operations decreased to $6.4 million in 2000 from $28.9 million in 1999 primarily due to reduced net interest income and lower recoveries of provisions for estimated loan losses. Excluding net gains on sales of branches, earnings from continuing operations increased $19.9 million in 1999 as compared to 1998 primarily due to higher recoveries of provision for estimated loan losses, decreased operating expenses and decreased income tax expense, partially offset by reduced net interest income.

         Losses from discontinued operations in 2000 primarily relate to losses incurred in reducing the carrying values of the credit card portfolios to their estimated disposal values. Losses from discontinued operations in 1999 and 1998 primarily relate to credit losses incurred as a result of high levels of delinquencies and charge-offs in the Bank's credit card portfolios.

         The combined net loss was $36.8 million in 2000 as compared to $24.9 million in 1999 and $56.3 million in 1998. On a combined basis, the Company returned to profitability in the third quarter of 2000, with net earnings during the third and fourth quarters of 2000 of $4.2 million.

         CONTINUING OPERATIONS

         For 2000, net interest income was $58.1 million as compared to $69.9 million for 1999. This decrease was primarily due to managed reductions in interest earning assets in order to maintain regulatory capital compliance. These reductions, which were facilitated through sales of deposits and repayment of borrowings, were partially offset by improvements in the net interest margin. While increases in market interest rates have caused the Bank's deposit costs to increase since 1999, increases in the yield on assets and decreases in borrowing balances, which carry higher rates than deposits, have resulted in an increase in the net yield on interest earning assets. The increased yield on assets was the result of the repricing of the Bank's primarily adjustable rate mortgage portfolio and improvements in the yield on its securities portfolio due to lower prepayments. As a result, the Bank's net yield on interest earning assets increased to 2.65% for 2000, as compared to 2.42% for 1999.

         The provision for estimated loan losses for 2000 was a recovery credit of $2.4 million, as compared to a net recovery of $14.3 million for 1999. These net recoveries represent reduced estimates of future loan losses and recoveries of specific valuation reserves resulting from the continuing improvement in the asset quality of the Bank's mortgage portfolio.

         Excluding the impact of branch sales, noninterest income for 2000 was relatively unchanged from 1999. In 2000, deposit fees decreased due to the sale of eight of the Bank's retail branches which were sold in 1999 and 2000. This decrease has been offset by fees from increased sales of investment products and more favorable results of real estate operations. In 2000, results of real estate operations improved to income of $0.7 million from a loss of $0.7 million in 1999, reflecting the strong Southern California real estate market.

         Operating expenses decreased to $67.5 million for 2000 from $69.1 million for 1999. Operating expenses in 2000 as compared to 1999 benefited from decreases in FDIC insurance premiums, the impact of branch sales, lower information systems expenses as well as the Company's ongoing efforts to reduce overall operating expenses. These decreases were offset by increased lending costs and reduced allocations of expenses to the discontinued credit card operations. Expenses allocated to discontinued operations were $1.6 million lower in 2000 than in 1999, resulting in higher operating expenses attributable to continuing operations in 2000. Additionally, the Company's core information systems were converted to a new service bureau based system in the second quarter of 2000 resulting in a significant decrease in data processing costs. The Bank expects its FDIC insurance premium rates, which decreased during the second half of 2000, to increase in 2001 based on the Bank's capital levels and regulatory status.

         Net interest income for 1999 was $69.9 million as compared to $73.3 million for 1998. Decreases in average interest earning assets of 26% were for the most part offset by improvements in the interest margin produced by the Bank's deposit repricing strategy and decreases in wholesale borrowings, which increased the net yield on interest earning assets to 2.42% for 1999 from 1.88% for 1998.

         The negative provisions for loan losses of $14.3 million and $6.2 million in 1999 and 1998, respectively, represent net recoveries of specific valuation reserves and reduced estimates of future loan losses resulting from the continuing improvement in the asset quality of the Bank's mortgage loan portfolio.

         Operating expenses decreased to $69.1 million in 1999 from $79.6 million in 1998 primarily due to changes in the Bank's strategic plan in 1998 which resulted in the discontinuance of a number of business initiatives including electronic commerce activities, as well as other expense reduction efforts. These decreases were offset by a $4.6 million increase in FDIC insurance premiums in 1999.

NET INTEREST INCOMe

     The following tables present the primary determinants of net interest income for the periods indicated. For the purpose of this analysis, nonaccruing mortgage loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

                                                                    YEAR ENDED DECEMBER 31,
                            --------------------------------------------------------------------------------------------------------
                                           2000                               1999                               1998
                            ---------------------------------  ---------------------------------  ----------------------------------
                                                      AVERAGE                            AVERAGE                             AVERAGE
                              AVERAGE                  YIELD/    AVERAGE                  YIELD/    AVERAGE                   YIELD/
                              BALANCE      INTEREST    RATE      BALANCE     INTEREST     RATE      BALANCE       INTEREST    RATE
                            ------------  -----------  ------  ------------  -----------  ------  ------------  ------------  ------
                                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans ..................  $ 1,757,702   $  134,178    7.63%  $ 2,240,849   $  164,917    7.36%  $ 2,665,050   $   198,724    7.46%
  MBS ....................      270,359       18,287    6.76       373,225       22,669    6.07       701,961        43,305    6.17
  Investment securities ..      125,789        9,037    7.18       247,754       13,351    5.39       477,965        28,313    5.92
  Investment in FHLB stock       27,235        1,899    6.97        43,508        2,216    5.09        62,985         3,700    5.87
                            ------------  -----------          ------------  -----------          ------------  ------------
    Total interest-earning
      assets .............  $ 2,181,085      163,401    7.49   $ 2,905,336      203,153    6.99   $ 3,907,961       274,042    7.01
                            ============  -----------          ============  -----------          ============  ------------
Interest-bearing
liabilities:
  Deposits:
    Demand deposits ......  $   339,795        4,779    1.41   $   374,719        4,683    1.25   $   351,250         4,161    1.18
    Savings deposits .....       96,673        3,082    3.19       113,824        3,247    2.84       122,662         3,630    2.96
    Time deposits ........    1,782,209       95,330    5.27     2,149,929      105,226    4.81     2,520,706       137,229    5.39
                            ------------  -----------          ------------  -----------          ------------  ------------
      Total deposits .....    2,218,677      103,191    4.65     2,638,472      113,156    4.28     2,994,618       145,020    4.84
  Borrowings .............       53,597        6,465   12.06       486,855       30,817    6.31     1,056,866        64,184    6.07
                            ------------  -----------          ------------  -----------          ------------  ------------
    Subtotal interest-
      bearing
      liabilities ........    2,272,274      109,656    4.83     3,125,327      143,973    4.59     4,051,484       209,204    5.16
Interest allocated to
  discontinued operations..     (65,738)      (4,386)   6.67      (202,653)     (10,751)   5.31      (149,211)       (8,415)   5.64
                            ------------  -----------          ------------  -----------          ------------  ------------
Total adjusted
  interest-bearing
  liabilities ............  $ 2,206,536      105,270    4.78   $ 2,922,674      133,222    4.54   $ 3,902,273       200,789    5.14
                            ============  -----------          ============  -----------          ============  ------------
Net interest income;
  interest rate spread ...                $   58,131    2.71%                $   69,931    2.45%                $    73,253    1.87%
                                          ===========                        ===========                        ============
Net yield on interest
  earning assets .........                              2.65%                              2.42%                               1.88%


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

                                                        YEAR ENDED                         YEAR ENDED
                                                     DECEMBER 31, 2000                  DECEMBER 31, 1999
                                                        COMPARED TO                        COMPARED TO
                                                        YEAR ENDED                         YEAR ENDED
                                                     DECEMBER 31, 1999                  DECEMBER 31, 1998
                                                  FAVORABLE (UNFAVORABLE)            FAVORABLE (UNFAVORABLE)
                                           ----------------------------------  ----------------------------------
                                              VOLUME      RATE        NET        VOLUME       RATE        NET
                                           ----------  ----------  ----------  ----------  ----------  ----------
                                                                   (DOLLARS IN THOUSANDS)
Interest income:
   Loans.................................. $ (36,080)  $   5,341   $ (30,739)  $ (33,292)  $    (515)  $ (33,807)
   MBS....................................    (6,464)      2,082      (4,382)    (21,358)        722     (20,636)
   Investment securities..................    (7,094)      2,780      (4,314)    (14,240)       (722)    (14,962)
   Investment in FHLB stock...............      (934)        617        (317)     (1,164)       (320)     (1,484)
                                           ----------  ----------  ----------  ----------  ----------  ----------
     Total interest income................   (50,572)     10,820     (39,752)    (70,054)       (835)    (70,889)
                                           ----------  ----------  ----------  ----------  ----------  ----------
Interest expense:
   Deposits:
     Demand deposits......................       406        (502)        (96)       (363)       (159)       (522)
     Savings deposits.....................       447        (282)        165         188         195         383
     Time deposits........................    16,157      (6,261)      9,896      14,110      17,893      32,003
                                           ----------  ----------  ----------  ----------  ----------  ----------
        Total deposits....................    17,010      (7,045)      9,965      13,935      17,929      31,864
   Borrowings.............................    24,618        (266)     24,352      32,878         489      33,367
                                           ----------  ----------  ----------  ----------  ----------  ----------
Subtotal interest bearing liabilities.....    41,628      (7,311)     34,317      46,813      18,418      65,231
   Interest allocated to discontinued
     operations...........................    (8,366)      2,001      (6,365)      2,166         170       2,336
                                           ----------  ----------  ----------  ----------  ----------  ----------
        Total interest expense............    33,262      (5,310)     27,952      48,979      18,588      67,567
                                           ----------  ----------  ----------  ----------  ----------  ----------

Decrease in net interest income........... $ (17,310)  $   5,510   $ (11,800)  $ (21,075)  $  17,753   $  (3,322)
                                           ==========  ==========  ==========  ==========  ==========  ==========

INCOME TAXES

         For federal income tax purposes, the maximum rate of tax applicable to savings institutions is currently 35% for taxable income over $10 million. For California franchise tax purposes, savings institutions are taxed as "financial corporations" at a higher rate than that applicable to nonfinancial corporations because of exemptions from certain state and local taxes. The California franchise tax rate applicable to financial corporations is 10.8%.

         The Company's combined federal and state statutory tax rate is 42.0% of earnings before income taxes. For 2000 and 1999, the Company's actual effective income tax rate was zero. The Company's effective income tax rate differs from the combined federal and state statutory rates primarily due to the establishment of additional valuation allowances.

         Under the Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("SFAS 109"), the recognition of a deferred tax asset is dependent upon a "more likely than not" expectation of realization of the deferred tax asset, based upon the analysis of available evidence. A valuation allowance is required to sufficiently reduce the deferred tax asset to the amount that is expected to be realized on a "more likely than not" basis. The analysis of available evidence is performed each quarter utilizing the "more likely than not" criteria to determine the amount, if any, of the deferred tax asset to be realized. Adjustments to the valuation allowance are made accordingly. There can be no assurance that the Company will recognize additional portions of the deferred tax asset in future periods or that additional valuation allowances may not be recorded in future periods.

         In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), certain securities were classified as AFS during the year. Under SFAS No. 115, adjustments to the fair market value of securities held as AFS are reflected through an adjustment to stockholders' equity. No associated deferred tax asset was recorded in stockholder's equity as of December 31, 2000 and 1999.

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

         As of December 31, 2000, the Bank had an estimated NOL carryover for federal income tax purposes of $150.9 million expiring in years 2008 through 2020. Of this amount, $40.3 million is subject to annual utilization limitations imposed by IRC Section 382. For California franchise tax purposes, the Bank had an estimated NOL carryover of $73.3 million. Of the total $73.3 million California NOL, $2.7 million is subject to annual utilization limitations imposed by IRC Section 382.

         The Bank had an adjusted pre-1988 loan loss reserve balance of $20.9 million at December 31, 2000. This reserve is recaptured into taxable income in the event that Fidelity (i) ceases to be a "bank" or "thrift", or (ii) makes distributions to shareholders in excess of current or accumulated post-1951 earnings and profits, or (iii) makes distributions to shareholders in a partial or complete redemption or liquidation. Based on current estimates, the Bank has no post-1951 earnings and profits at December 31, 2000. As a result, the Bank's $5.2 million dividend distribution to its preferred stock and $0.2 million common stock distribution triggered a reserve recapture into taxable income for 2000. Under the provision of SFAS No. 109, a deferred tax liability has not been provided for the pre-1988 loan loss reserve. Further use of this reserve will require federal taxes to be provided at the then current income tax rate.

FINANCIAL CONDITION

         As with most thrifts, a significant portion of the Company's revenue is derived from net interest income earned on its assets. The Company's interest earning assets are primarily loans and investment securities.

         LOAN PORTFOLIO

         The Company's loan portfolio consists of single family and multifamily mortgage loans, commercial mortgage loans and other consumer loans. The following table sets forth the composition of the total loans at the dates indicated:

                                                                         DECEMBER 31,
                                           ------------------------------------------------------------------------
                                               2000           1999           1998           1997           1996
                                           ------------   ------------   ------------   ------------   ------------
                                                                   (DOLLARS IN THOUSANDS)
LOANS BY TYPE
Residential loans:
  Single family (1 to 4 units) .........   $   464,507    $   550,840    $   768,824    $   960,848    $   836,569
                                           ------------   ------------   ------------   ------------   ------------
  Multifamily:
    5 to 36 units ......................       828,750      1,125,304      1,220,585      1,343,597      1,408,317
    37 units and over ..................       211,005        201,644        247,638        308,473        307,741
                                           ------------   ------------   ------------   ------------   ------------
      Total multifamily ................     1,039,755      1,326,948      1,468,223      1,652,070      1,716,058
                                           ------------   ------------   ------------   ------------   ------------
Total residential loans ................     1,504,262      1,877,788      2,237,047      2,612,918      2,552,627
Commercial and industrial real estate
  loans ................................       142,072        125,417        179,995        206,312        205,180
                                           ------------   ------------   ------------   ------------   ------------
Gross mortgage loans ...................     1,646,334      2,003,205      2,417,042      2,819,230      2,757,807
Other loans ............................        10,402         14,259         29,884         12,084          6,373
                                           ------------   ------------   ------------   ------------   ------------
Total loans, gross .....................     1,656,736      2,017,464      2,446,926      2,831,314      2,764,180
                                           ------------   ------------   ------------   ------------   ------------
Less:
  Undisbursed loan funds ...............           117             --             42          1,710             --
  Unearned (premiums) discounts, net ...        (6,213)        (8,163)        (4,227)        (2,722)         1,974
  Deferred loan fees and other .........         2,921          3,148          7,687          9,039         12,767
  Allowances for estimated loan losses .        10,135         14,599         33,508         50,538         57,508
                                           ------------   ------------   ------------   ------------   ------------
    Total ..............................         6,960          9,584         37,010         58,565         72,249
                                           ------------   ------------   ------------   ------------   ------------

Total loans, net .......................   $ 1,649,776    $ 2,007,880    $ 2,409,916    $ 2,772,749    $ 2,691,931
                                           ============   ============   ============   ============   ============

         The following table details the activity in the gross loan portfolio for the periods indicated:

                                                                     YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------
                                                2000           1999           1998           1997           1996
                                            ------------   ------------   ------------   ------------   ------------
                                                                     (DOLLARS IN THOUSANDS)
Principal balance at beginning of period    $ 2,017,464    $ 2,446,926    $ 2,831,314    $ 2,764,180    $ 3,034,331
Total real estate loans funded ..........       149,935         93,274        138,991        233,107         13,859
Loans sold (1) ..........................      (226,121)      (125,812)       (97,452)        (6,674)         2,069
Amortization and prepayments ............      (277,308)      (361,973)      (418,322)      (236,389)      (208,992)
Foreclosures ............................        (3,377)       (14,343)       (27,774)       (75,385)       (77,585)
Hancock Savings Bank, FSB ("Hancock")
  loans acquired ........................            --             --             --        146,802             --
Other (decrease) increase in total
  loans, net ............................        (3,857)       (20,608)        20,169          5,673            498
                                            ------------   ------------   ------------   ------------   ------------

Principal balance at end of period ......   $ 1,656,736    $ 2,017,464    $ 2,446,926    $ 2,831,314    $ 2,764,180
                                            ============   ============   ============   ============   ============

REAL ESTATE LOANS FUNDED
  Loans originated:
    Single family (1 to 4 units) ........   $    24,501    $    19,697    $     2,558    $       836    $        --
                                            ------------   ------------   ------------   ------------   ------------
    Multifamily:
       5 to 36 units ....................        21,965          2,627            192          7,373          1,673
       37 units and over ................        60,126          3,232             18          1,144          3,628
                                            ------------   ------------   ------------   ------------   ------------
         Total multifamily ..............        82,091          5,859            210          8,517          5,301
    Commercial & industrial .............        39,715            805          5,324          2,150            533
                                            ------------   ------------   ------------   ------------   ------------
       Total real estate loans originated       146,307         26,361          8,092         11,503          5,834
                                            ------------   ------------   ------------   ------------   ------------
  Loans purchased:
    Single family (1 to 4 units) (1) ....          (628)        66,486        130,699        219,082          7,763
    Multifamily:
       5 to 36 units ....................            --             --             50            338             --
       37 units and over ................         4,256            427            150          2,184             --
                                            ------------   ------------   ------------   ------------   ------------
         Total multifamily ..............         4,256            427            200          2,522             --
    Commercial & industrial .............            --             --             --             --            262
                                            ------------   ------------   ------------   ------------   ------------
       Total real estate loans purchased          3,628         66,913        130,899        221,604          8,025
                                            ------------   ------------   ------------   ------------   ------------

Total real estate loans funded ..........   $   149,935    $    93,274    $   138,991    $   233,107    $    13,859
                                            ============   ============   ============   ============   ============

----------
(1)      Net of repurchases.


         Beginning in 1994, the Bank entered into agreements with established providers of consumer credit products pursuant to which all mortgage products made available to retail branch customers were referred to and underwritten, funded and serviced by third parties. In 1998, the Bank initiated operations to originate single family loans. In the first quarter of 2000, the Bank initiated operations to originate commercial and multifamily mortgages. A total of $149.9 million in loans were funded in 2000, of which $126.1 million were multifamily and commercial loans and $23.8 million were single family loans.

         Of the $277.3 million in amortization and prepayments of mortgage loans in 2000, approximately $224.8 million was due to prepayments. Prepayments have increased due to lower market interest rates and improving real estate prices in Southern California. During 2000, $250 million in multifamily loans were used, in part, to fund the sale of $415 million of deposits.

     The following table presents gross mortgage loans by type and location as of December 31, 2000:

                                                                  MULTIFAMILY
                                                           ------------------------
                                                 SINGLE      5 TO 36     37 UNITS
                                                 FAMILY       UNITS      AND OVER        C&I         TOTAL
                                              -----------  -----------  -----------  -----------  -----------
                                                                   (DOLLARS IN THOUSANDS)
  California:
     Counties:
  Los Angeles .............................   $  184,238   $  612,422   $  106,797   $   72,722   $  976,179
  Orange ..................................       75,628       93,034       28,512       35,348      232,522
  San Diego ...............................       16,161       43,099       40,615        8,016      107,891
  San Bernardino ..........................       22,688       19,788       13,334        4,413       60,223
  Riverside ...............................       15,565       13,881       10,671        8,817       48,934
  Ventura .................................       13,805       11,412        2,646        1,934       29,797
  Other ...................................       11,066       11,100        3,198        4,589       29,953
                                              -----------  -----------  -----------  -----------  -----------
   Total Southern California counties .....      339,151      804,736      205,773      135,839    1,485,499
 Northern California counties .............       74,293       24,014        4,173        4,350      106,830
                                              -----------  -----------  -----------  -----------  -----------
  Total California ........................      413,444      828,750      209,946      140,189    1,592,329
Other states ..............................       51,063           --        1,059        1,883       54,005
                                              -----------  -----------  -----------  -----------  -----------

Gross mortgage loans......................    $  464,507   $  828,750   $  211,005   $  142,072   $1,646,334
                                              ===========  ===========  ===========  ===========  ===========


         The following table sets forth, by contractual maturity and loan type, the loan portfolio at December 31, 2000. The table does not consider the prepayment experience of the loan portfolio when scheduling the maturities of loans.

                                                              MATURES IN
                                                ---------------------------------------
                                  TOTAL LOANS                    2002-         AFTER
                                  RECEIVABLE        2001         2007          2007
                                  -----------   -----------   -----------   -----------
                                                 (DOLLARS IN THOUSANDS)
Residential loans:
  Single family (1 to 4 units)    $  464,507    $    1,398    $    8,385    $  454,724
                                  -----------   -----------   -----------   -----------
  Multifamily:
    5 to 36 units ............       828,750        13,951       234,238       580,561
    37 units and over ........       211,005           710        50,132       160,163
                                  -----------   -----------   -----------   -----------
      Total multifamily ......     1,039,755        14,661       284,370       740,724
                                  -----------   -----------   -----------   -----------
      Total residential loans      1,504,262        16,059       292,755     1,195,448
Commercial and industrial real
  estate loans ...............       142,072        14,602        78,806        48,664
                                  -----------   -----------   -----------   -----------
Gross mortgage loans .........     1,646,334        30,661       371,561     1,244,112
Other loans ..................        10,402         3,177         4,667         2,558
                                  -----------   -----------   -----------   -----------

Total loans, gross ...........    $1,656,736    $   33,838    $  376,228    $1,246,670
                                  ===========   ===========   ===========   ===========

         The following table sets forth, by contractual maturity and interest rate, the fixed rate and adjustable rate mortgage loan portfolios at December 31, 2000. The table does not consider the prepayment experience of the loan portfolio when scheduling the maturities of loans.

                                                                                 MATURITIES
                                                                                   GREATER        WEIGHTED
                                            MORTGAGE LOANS       MATURES            THAN           AVERAGE
                                              RECEIVABLE         IN 2001          ONE YEAR         SPREAD
                                           ---------------   ---------------   ---------------   ----------
                                                                 (DOLLARS IN THOUSANDS)
   Adjustable rate loans:
       COFI-- 1 month..................    $    1,024,902    $       20,922    $    1,003,980        2.47%
       COFI-- 6 month..................           252,779             7,624           245,155        2.37
       COFI-- other....................             8,290                99             8,191        1.85
       Treasury Bill-- 12 months.......            33,265                --            33,265        2.96
       Treasury Bill-- other...........            16,002                --            16,002        2.96
       Other...........................           183,702               889           182,813        3.33
                                           ---------------   ---------------   ---------------
        Total adjustable rate loans....         1,518,940            29,534         1,489,406
   Fixed rate loans....................           127,394             1,127           126,267
                                           ---------------   ---------------   ---------------

   Total mortgage loans, gross.........    $    1,646,334    $       30,661    $    1,615,673
                                           ===============   -==============   ===============

         INVESTMENT PORTFOLIO

         The following table reconciles the amortized cost and aggregate fair value of the MBS AFS portfolio at December 31, 2000:

                                                                AMORTIZED      UNREALIZED        AGGREGATE
                                                                  COST         GAIN/LOSSES       FAIR VALUE
                                                             ---------------  --------------  ---------------
                                                                         (DOLLARS IN THOUSANDS)
MBS:
   FHLMC                                                     $        1,992   $           8   $        2,000
   FNMA...................................................          144,892          (1,510)         143,382
   Government National Mortgage Association ("GNMA")......           54,139            (389)          53,750
   FNMA REMIC.............................................           27,903          (1,138)          26,765
   Residential Asset Securitization Trust.................            4,718               3            4,721
   Saxon Mortgage Securities Corp.........................              778             (26)             752
   Bear Stearns asset backed security.....................           12,575              16           12,591
                                                             ---------------  --------------  ---------------

Total MBS AFS.............................................   $      246,997   $      (3,036)  $      243,961
                                                             ===============  ==============  ===============


         The Company has in the past employed various derivative financial instruments to hedge valuation fluctuations in its trading and AFS fixed rate securities portfolios. Realized gains and losses on termination of such hedge instruments are amortized into interest income or expense over the expected remaining life of the hedged asset. Realized losses related to a hedging program for the fixed rate MBS AFS portfolio are recorded as adjustments to the cost basis of the securities being hedged and are being amortized over the life of the securities as a yield adjustment. During 2000, $0.5 million was amortized as a reduction of interest income and the remaining balance of the realized hedge losses was $2.0 million at December 31, 2000. As of December 31, 2000, the Company had no derivative financial instruments outstanding.

         The securities portfolio consisted of the following at the dates indicated:

                                                                       DECEMBER 31,
                                           --------------------------------------------------------------------
                                                     2000                   1999                   1998
                                           ---------------------  ---------------------   ---------------------
                                                        WEIGHTED               WEIGHTED                WEIGHTED
                                                        AVERAGE                AVERAGE                 AVERAGE
                                              AMOUNT     YIELD      AMOUNT      YIELD       AMOUNT      YIELD
                                           -----------  --------  -----------  --------   -----------  --------
                                                                  (DOLLARS IN THOUSANDS)
GNMA repurchase agreements................ $  145,000     6.34%   $       --        --    $       --       --
Federal funds sold........................     16,000     6.93            --        --       220,000     4.36%
                                           -----------            -----------             -----------
  Total cash equivalents..................    161,000     6.40            --        --       220,000     4.36
                                           -----------            -----------             -----------
Investment securities:
  AFS: Other investments..................         --       --            --        --        28,797     5.55
                                           -----------            -----------             -----------
  Held to maturity:
    Other investments.....................         --       --            --        --         1,084     6.19
                                           -----------            -----------             -----------
Total investment securities...............         --       --            --        --        29,881     5.57
                                           -----------            -----------             -----------
MBS, AFS:
    FHLMC.................................      2,000     7.65         2,288      7.21%        3,791     6.00
    FNMA..................................    143,381     7.23       129,767      7.14       169,986     7.12
    GNMA..................................     53,750     7.17        61,046      7.15        86,556     7.00
    Participation certificates............         --       --        21,508      6.85        23,055     6.04
    CMO...................................     32,238     8.39        44,107      8.32        88,672     7.10
    Financing note trust .................         --       --            --        --        47,752     5.78
    Asset backed security.................     12,592     6.61        21,961      6.61            --       --
    Mortgage-backed note..................         --       --        39,556      5.68        45,198     5.97
                                           -----------            -----------             -----------
Total MBS, AFS............................    243,961     7.34       320,233      7.07       465,010     6.79
                                           -----------            -----------             -----------
FHLB stock................................     25,631     7.17        31,142      5.36        65,358     5.76
                                           -----------            -----------             -----------

  Total securities portfolio.............. $  430,592     6.98%   $  351,375      6.92%   $  780,249     5.97%
                                           ===========            ===========             ===========


         The following table summarizes the maturity and weighted average yield of investment securities at December 31, 2000:

                                                                            MATURES IN (1)
                                                            ---------------------------------------------
                                             TOTAL                   2001                 AFTER 2011
                                     ---------------------  ---------------------   ---------------------
                                                  WEIGHTED               WEIGHTED                WEIGHTED
                                                  AVERAGE                AVERAGE                 AVERAGE
                                        AMOUNT     YIELD      AMOUNT      YIELD       AMOUNT      YIELD
                                     -----------  --------  -----------  --------   -----------  --------
                                                            (DOLLARS IN THOUSANDS)
MBS, AFS............................ $   243,961    7.34%   $   44,810    7.32%     $  199,151     7.35%
FHLB stock (2)......................      25,631      --        25,631      --              --       --
                                     ------------           -----------             -----------

  Total securities portfolio........ $   269,592            $   70,441              $  199,151
                                     ============           ===========             ===========

----------
(1) There are no securities that mature between 2001 and 2011. The FHLB stock does not have a stated maturity.
(2)      The FHLB stock does not have a stated yield.


         ASSET QUALITY

         The Company's mortgage loan portfolio is primarily secured by assets located in Southern California and is comprised principally of single family and multifamily residential loans. At December 31, 2000, 25% of Fidelity's real estate loan portfolio consisted of California single family residences (1 to 4 units), while 63% consisted of California multifamily dwellings of 5 or more units.

     Because 90% of the Company's mortgage loan portfolio is secured by properties located in Southern California, the performance of the Company's loans are particularly susceptible to the potential for declines in the Southern California economy, such as increasing vacancy rates, declining rents, increasing interest rates, declining debt coverage ratios, and declining market values for single family, multifamily and commercial properties. In addition, the possibility that borrowers may abandon properties or seek bankruptcy protection with respect to income properties experiencing negative cash flow, particularly where such properties are not cross-collateralized by other performing assets, can also adversely affect portfolio performance.

         DELINQUENT LOANS

         The following tables present net delinquent loans at the dates indicated:

                                                                             QUARTERS ENDED
                                               ------------------------------------------------------------------------
                                                DECEMBER 31,  SEPTEMBER 30,     JUNE 30,      MARCH 31,    DECEMBER 31,
                                                    2000          2000           2000           2000          1999
                                               -------------  -------------  -------------  -------------  -------------
                                                                         (DOLLARS IN THOUSANDS)
 Mortgage loan delinquencies by number of days:
    30 to 59 days.........................     $      3,651   $      5,254   $      3,306   $      1,987   $      5,210
    60 to 89 days.........................            2,171          1,646          1,416          1,964          3,871
    90 days and over......................            3,695          3,331          2,308          5,462          4,989
                                               -------------  -------------  -------------  -------------  -------------

 Total....................................     $      9,517   $     10,231   $      7,030   $      9,413   $     14,070
                                               =============  =============  =============  =============  =============
 As a percentage of outstanding balances:
    30 to 59 days.........................            0.22%          0.31%          0.20%          0.12%          0.26%
    60 to 89 days.........................            0.13           0.10           0.08           0.11           0.19
    90 days and over......................            0.23           0.20           0.14           0.32           0.25
                                               -------------  -------------  -------------  -------------  -------------

 Total....................................            0.58%          0.61%          0.42%          0.55%          0.70%
                                               =============  =============  =============  =============  =============
 Other loan delinquencies by number of days:
    30 to 59 days.........................     $        386   $        338   $        359   $        336   $        735
    60 to 89 days.........................              151             97             90             73            234
    90 days and over......................              197            159            111             91            148
                                               -------------  -------------  -------------  -------------  -------------

 Total....................................     $        734   $        594   $        560   $        500   $      1,117
                                               =============  =============  =============  =============  =============
 As a percentage of outstanding balances:
    30 to 59 days.........................            5.63%          3.14%          4.53%          3.95%          7.49%
    60 to 89 days.........................            2.20           0.90           1.13           0.86           2.38
    90 days and over......................            2.87           1.47           1.40           1.07           1.51
                                               -------------  -------------  -------------  -------------  -------------

 Total....................................           10.70%          5.51%          7.06%          5.88%         11.38%
                                               =============  =============  =============  =============  =============

         The quality of the mortgage loan portfolio continued to improve during 2000 as evidenced by historically low levels of delinquencies, NPLs and REO.

         NONACCRUING LOANS

         The Bank places a loan, other than a credit card loan, on nonaccrual status whenever payments are 90 or more days delinquent, or earlier if management determines that it is warranted. Loans on nonaccrual status are resolved by the borrower bringing the loan current, by the Bank and the borrower agreeing to modify the terms of the loan or by foreclosure of the collateral securing the loan.

         The following table presents net nonaccruing loans at the dates indicated:

                                                                           DECEMBER 31,
                                             -----------------------------------------------------------------------
                                                 2000           1999           1998          1997           1996
                                             ------------   ------------   ------------  ------------   ------------
                                                                      (DOLLARS IN THOUSANDS)
 Single family (1 to 4 units)..............  $     3,695    $     4,455    $     8,958   $     5,169    $    13,978
 Multifamily:
      5 to 36 units........................           --          1,733          3,568         4,753         18,071
      37 units and over....................           --             --            562         2,090          2,671
                                             ------------   ------------   ------------  ------------   ------------
         Total multifamily.................           --          1,733          4,130         6,843         20,742
 Commercial & industrial...................           --            641          1,127         1,062          1,405
 Other loans...............................          154            116            157            --             --
                                             ------------   ------------   ------------  ------------   ------------

    Total..................................  $     3,849    $     6,945    $    14,372   $    13,074    $    36,125
                                             ===========    ===========    ===========   ===========    ===========

         It is the Bank's policy to reserve all earned but unpaid interest on mortgage and other loans placed on nonaccrual status. The reduction in income related to such reserves, net of interest recognized on cured delinquencies, was $0.1 million, $0.4 million and $1.9 million for 2000, 1999 and 1998, respectively.

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

         The following table presents TDRs by property type at the dates indicated:

                                                                          DECEMBER 31,
                                                  ----------------------------------------------------------
                                                      2000        1999        1998        1997        1996
                                                  ----------  ----------  ----------  ----------  ----------
                                                                    (DOLLARS IN THOUSANDS)
Property type:
Single family (1 to 4 units)..................... $      --   $   1,044   $   2,728   $   3,862   $   5,438
Multifamily:
   5 to 36 units.................................    13,679      15,319      15,694      14,972      11,647
   37 units and over.............................     8,575       9,543       8,156       6,485       5,805
                                                  ----------  ----------  ----------  ----------  ----------
     Total multifamily...........................    22,254      24,862      23,850      21,457      17,452
Commercial and industrial........................     1,554       4,945      21,440      18,674      22,306
                                                  ----------  ----------  ----------  ----------  ----------

     Total TDRs.................................. $  23,808   $  30,851   $  48,018   $  43,993   $  45,196
                                                  ==========  ==========  ==========  ==========  ==========

         CLASSIFIED ASSETS

         The following table summarizes classified assets net of SVAs and writedowns at the dates indicated:

                                                                         DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 2000          1999          1998           1997          1996
                                             -----------   -----------   -----------    -----------   -----------
                                                                    (DOLLARS IN THOUSANDS)
 Performing classified loans:
    Single family (1 to 4 units)..........   $    1,900    $    6,812    $    6,164     $    7,792    $   10,585
                                             -----------   -----------   -----------    -----------   -----------
    Multifamily:
      5 to 36 units.......................       17,961        27,360        39,570         63,777        60,785
      Over 37 units.......................        6,877         9,979        17,027         22,704        10,375
                                             -----------   -----------   -----------    -----------   -----------
         Total multifamily................       24,838        37,339        56,597         86,481        71,160
    Commercial and industrial.............        7,976         7,046         5,802         10,412        29,503
    Other loans...........................          137           162            --             --            --
                                             -----------   -----------   -----------    -----------   -----------
      Total performing classified loans...       34,851        51,359        68,563        104,685       111,248
                                             -----------   -----------   -----------    -----------   -----------
 NPAs:
    NPLs                                          3,849         6,945        14,372         13,074        36,125
    REO...................................        1,419         2,422         8,397         12,293        24,663
    Other repossessed assets..............            7            29           535             --            --
                                             -----------   -----------   -----------    -----------   -----------
      Total NPAs..........................        5,275         9,396        23,304         25,367        60,788
                                             -----------   -----------   -----------    -----------   -----------
 Other classified assets..................          650           840         1,426         23,450         2,060
                                             -----------   -----------   -----------    -----------   -----------

 Total classified assets..................   $   40,776    $   61,595    $   93,293     $  153,502    $  174,096
                                             ===========   ===========   ===========    ===========   ===========
 Classified asset ratios:
    NPLs to total assets..................        0.17%         0.26%         0.39%          0.31%         1.08%
    NPLs to total loans...................        0.23%         0.32%         0.54%          0.46%         1.34%
    NPAs to total assets..................        0.24%         0.35%         0.63%          0.61%         1.83%
    TDRs to total assets..................        1.07%         1.15%         1.29%          1.06%         1.36%
    NPAs and TDRs to total assets.........        1.31%         1.50%         1.92%          1.66%         3.18%
    Classified assets to total assets.....        1.84%         2.45%         2.76%          3.68%         5.23%
    REO to NPAs...........................       26.90%        25.78%        36.03%         48.46%        40.57%
    NPLs to NPAs..........................       72.97%        73.91%        61.67%         51.54%        59.43%

         The decrease in total classified assets over the last five years reflects the improving performance of the underlying income properties and increases in property values in Southern California.

         REO

         The following table presents REO by property type and information about the change in the book value and the number of properties owned and foreclosed for the periods indicated:

                                                                           DECEMBER 31,
                                               --------------------------------------------------------------------
                                                   2000          1999          1998          1997          1996
                                               ------------  ------------  ------------  ------------  ------------
                                                                      (DOLLARS IN THOUSANDS)
Single family (1 to 4 units)................   $       841   $     1,307   $     3,734   $     3,702   $     6,595
                                               ------------  ------------  ------------  ------------  ------------
Multifamily:
    5 to 36 units...........................            --           414         1,735         5,318        13,574
    37 units and over.......................            --            --         1,844         3,149         1,844
                                               ------------  ------------  ------------  ------------  ------------
        Total multifamily...................           841           414         3,579         8,467        15,418
Commercial and industrial...................           578           801         1,584           624         3,950
Valuation allowances........................            --          (100)         (500)         (500)       (1,300)
                                               ------------  ------------  ------------  ------------  ------------
        Total REO, net......................   $     1,419   $     2,422   $     8,397   $    12,293   $    24,663
                                               ============  ============  ============  ============  ============
Properties foreclosed during the period:
    Number..................................            24            67            62            88           131
    Gross book value........................   $     3,377   $    14,495   $    27,774   $    75,385   $    77,585
    Average book value......................   $       141   $       216   $       231   $       294   $       343


         ALLOWANCE FOR ESTIMATED LOAN AND REO LOSSES

         The following table summarizes the activity in the allowance for estimated loan and REO losses for the periods indicated:

                                                                       YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------
                                                      2000         1999         1998         1997         1996
                                                  -----------  -----------  -----------  ------------  ------------
                                                                       (DOLLARS IN THOUSANDS)
Balance at beginning of period.................   $   15,257   $   34,647   $   51,661   $    59,589   $    92,927
                                                  -----------  -----------  -----------  ------------  ------------
   Charge-offs.................................       (1,989)      (8,243)     (16,122)      (44,000)      (55,471)
   Recoveries..................................          276        2,969        5,085         9,118         3,304
                                                  -----------  -----------  -----------  ------------  ------------
     Net charge-offs...........................       (1,713)      (5,274)     (11,037)      (34,882)      (52,167)
                                                  -----------  -----------  -----------  ------------  ------------
   Provision:
     Estimated loan losses.....................       (2,358)     (14,300)      (6,228)       13,004        15,610
     REO.......................................          (28)         184          251         1,060         3,219
   Loan sales..................................         (501)          --           --            --            --
   Allowances related to acquisition (1).......           --           --           --        12,890            --
                                                  -----------  -----------  -----------  ------------  ------------

Balance at end of period.......................   $   10,657   $   15,257   $   34,647   $    51,661   $    59,589
                                                  ===========  ===========  ===========  ============  ============
Ratio of net charge-offs during the period to
   average loans outstanding....................        0.1%         5.0%         0.8%          1.2%          1.8%

----------
(1) Represents the estimated loan losses included in the acquisition of Hancock.

         The following table presents loan and REO charge-offs and recoveries for the periods indicated:

                                                                       YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------
                                                     2000          1999          1998          1997          1996
                                                 ------------  ------------  ------------  ------------  ------------
                                                                       (DOLLARS IN THOUSANDS)
Charge-offs:
   Single family (1 to 4 units)...............   $       497   $     1,245   $     2,633   $     9,649   $    10,587
                                                 ------------  ------------  ------------  ------------  ------------
   Multifamily loans:
     5 to 36 units............................           182         1,834         8,384        28,664        33,083
     37 units and over........................            --           275         3,515         3,548         6,043
                                                 ------------  ------------  ------------  ------------  ------------
        Total multifamily.....................           182         2,109        11,899        32,212        39,126
   Commercial and industrial..................            60         1,407           529         2,139         5,758
   Other loans................................         1,250         3,482         1,061            --            --
                                                 ------------  ------------  ------------  ------------  ------------

Total charge-offs.............................   $     1,989   $     8,243   $    16,122   $    44,000   $    55,471
                                                 ============  ============  ============  ============  ============
Recoveries:
   Single family (1 to 4 units)...............   $       217   $     1,050   $     2,143   $     3,485   $       948
                                                 ------------  ------------  ------------  ------------  ------------
   Multifamily loans:
     5 to 36 units............................            29           561         2,286        4,611         1,144
     37 units and over........................            --           551           511          247           491
                                                 ------------  ------------  ------------  ------------  ------------
        Total multifamily.....................            29         1,112         2,797        4,858         1,635
   Commercial and industrial..................            30           607            63          775           721
   Other loans................................            --           200            82           --            --
                                                 ------------  ------------  ------------  ------------  ------------

Total recoveries..............................   $       276   $     2,969   $     5,085   $     9,118   $     3,304
                                                 ============  ============  ============  ============  ============


         The following table sets forth the allowance for estimated loan and REO losses at the dates indicated:

                                                                     QUARTERS ENDED
                                         ---------------------------------------------------------------------
                                          DECEMBER 31,  SEPTEMBER 30,    JUNE 30,     MARCH 31,    DECEMBER 31,
                                              2000          2000           2000         2000          1999
                                         ------------   ------------   -----------   -----------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Loans:
   ALLL ...............................  $     8,681    $     8,925    $    9,574    $   10,895    $   10,697
   SVA.................................        1,454          1,889         2,436         2,762         3,902
                                         ------------   ------------   -----------   -----------   -----------
     Total ALLL and SVA................       10,135         10,814        12,010        13,657        14,599
REO valuation allowances...............          522            545           622           637           658
                                         ------------   ------------   -----------   -----------   -----------

Total allowances.......................  $    10,657    $    11,359    $   12,632    $   14,294    $   15,257
                                         ============   ============   ===========   ===========   ===========

Selected ratios:
   Total allowances to net loans and REO       0.64%          0.67%         0.75%         0.83%         0.75%
   Total ALLL to:
     Net loans.........................        0.52%          0.53%         0.57%         0.63%         0.53%
     Net NPLs..........................      225.54%        257.28%       402.78%       197.62%       154.02%
     Net loans and REO.................        0.52%          0.53%         0.57%         0.64%         0.53%
     Net NPAs..........................      164.57%        194.28%       181.91%       151.66%       113.85%
     Total assets......................        0.39%          0.41%         0.43%         0.48%         0.42%

         Credit losses are inherent in the business of originating and retaining loans. The Company maintains an allowance for credit losses to absorb losses inherent in the loan portfolio. These allowances consist of SVAs and an ALLL which are based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. In addition, the Company's allowances incorporate the results of measuring impaired loans as provided in:

         o        SFAS No. 5, "Accounting for Contingencies"

         o        SFAS No. 114, "Accounting by Creditors for Impairment of a
                  Loan," and

         o SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-- Income Recognition and Disclosures."

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

         The Company's methodology for assessing the appropriateness of the ALLL consists of:

         o        a calculated component, and

         o        a judgmental component

         The calculated component of the ALLL at December 31, 2000, was determined as follows:

         o SINGLE FAMILY MORTGAGE LOANS (1-4 UNITS): Delinquency migration models were utilized which apply delinquency and loss factors to the outstanding portfolio segregated by delinquency status. The delinquency and loss factors are based on delinquency migration results of the Company's single family loan portfolio for the most recent twelve months. Estimated charge-offs in 2001 are expected to be $1.0 million.

         o MULTIFAMILY MORTGAGE LOANS AND COMMERCIAL AND INDUSTRIAL REAL ESTATE LOANS GRADED PASS OR SPECIAL mention: For loans originated prior to 2000, loss factors were applied to outstanding loan balances based on the internal risk grade of those loans or pools of loans. These loss factors are based on the Company's historical loss experience over the three years derived from a classification migration model. For loans originated in 2000, losses are estimated by applying an annual loss factor to the outstanding balances. This annual loss factor is based on industry experience for similar types of loans. Estimated charge-offs in 2001 are expected to be $4.5 million.

         o MULTIFAMILY AND COMMERCIAL & INDUSTRIAL REAL ESTATE LOANS GRADED SUBSTANDARD: An estimated allowance was computed for each loan based on the estimated sales value less estimated disposal costs of the underlying collateral of each loan as compared to its carrying value. Estimated charge-offs are expected to be $0.9 million.

         o ALL OTHER LOANS: Loss factors were applied to the outstanding loan balances. These loss factors were generally based on the Company's historical experience. Estimated charge-offs in 2001 are expected to be $0.4 million.

         Loans with SVAs are excluded from the computation of ALLL.

         Valuation allowances have been recorded to reduce the carrying value of the Bank's credit card loans to their estimated disposal values. Because the valuations allowances are significantly in excess of the estimated credit losses inherent in these portfolios, the credit card loans are not included in the determination of the Bank's ALLL.

         The judgmental component is based upon management's evaluation of various conditions, the effects of which are not directly measured in determining SVAs or the calculated component. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The judgmental components reflects an element of conservatism to address the margin for impression inherent in most estimates of losses. The conditions evaluated in connection with the judgmental component include the following conditions:

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

         The allowance for loan losses does not represent the amount of losses that could be incurred under adverse conditions that management does not consider being the most likely to arise. In addition, management's classification of assets and evaluation of the adequacy of the allowance for loan losses is an ongoing process. Consequently, there can be no assurance that material additions to the Bank's allowance for loan losses will not be required in the future, thereby adversely affecting earnings and the Bank's ability to maintain or build capital.

REGULATORY CAPITAL COMPLIANCE

         The OTS capital regulations, as required by FIRREA include three separate minimum capital requirements for the savings institution industry--a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement."

         The Bank's actual and required capital are as follows at the dates indicated:

                                                                                              MINIMUM TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                         MINIMUM              PROMPT CORRECTIVE
                                                  ACTUAL           CAPITAL REQUIREMENT        ACTION PROVISION
                                         ----------------------  -----------------------   -----------------------
                                            AMOUNT      RATIO       AMOUNT      RATIO        AMOUNT        RATIO
                                         -----------  ---------  -----------  ----------   -----------  ----------
                                                                  (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2000:
  Total capital (to risk-weighted
    assets)..........................    $  113,158     9.02%    $  100,322      8.00%     $  125,402      10.00%
  Core capital (to adjusted tangible
    assets)..........................       104,791     4.76         88,061      4.00         110,077       5.00
  Tangible capital (to tangible
    assets)..........................       104,791     4.76         33,022      1.50                 N/A
  Core capital (to risk-weighted
    assets)..........................       104,791     8.36               N/A                 75,241       6.00
AS OF DECEMBER 31, 1999:
  Total capital (to risk-weighted
    assets)..........................    $  159,952    10.09%    $  126,796      8.00%     $  158,495      10.00%
  Core capital (to adjusted tangible
    assets)..........................       139,689     5.22        107,041      4.00         133,843       5.00
  Tangible capital (to tangible
    assets)..........................       139,689     5.22         40,153      1.50                 N/A
  Core capital (to risk-weighted
    assets)..........................       139,689     8.81               N/A                 95,097       6.00

         The following table reconciles the Company's stockholders' equity and the Bank's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital at the dates indicated:

                                                             TANGIBLE          CORE         RISK-BASED
                                                             CAPITAL          CAPITAL        CAPITAL
                                                           ------------    ------------    ------------
                                                                     (DOLLARS IN THOUSANDS)
      AS OF DECEMBER 31, 2000:
        Consolidated stockholders' equity................. $    65,653     $    65,653     $    65,653
        Adjustments:
          Fidelity's Preferred Stock......................      51,750          51,750          51,750
          Bank Plus equity excluding Fidelity.............      (1,311)         (1,311)         (1,311)
                                                           ------------    ------------    ------------
        Fidelity's stockholders' equity...................     116,092         116,092         116,092
        Accumulated other comprehensive loss..............       3,036           3,036           3,036
        Adjustments:
          Intangible assets...............................     (10,436)        (10,436)        (10,436)
          Allowable ALLL..................................          --              --           8,681
          Net deferred tax assets.........................      (3,901)         (3,901)         (3,901)
          Assets required to be deducted..................          --              --            (314)
                                                           ------------    ------------    ------------

      Regulatory capital.................................. $   104,791     $   104,791     $   113,158
                                                           ============    ============    ============
      AS OF DECEMBER 31, 1999:
        Consolidated stockholders' equity................. $    96,176     $    96,176     $    96,176
        Adjustments:
          Fidelity's Preferred Stock......................      51,750          51,750          51,750
          Bank Plus equity excluding Fidelity.............      (1,250)         (1,250)         (1,250)
                                                           ------------    ------------    ------------
        Fidelity's stockholders' equity...................     146,676         146,676         146,676
        Accumulated other comprehensive loss..............       9,272           9,272           9,272
        Adjustments:
          Intangible assets...............................     (12,353)        (12,353)        (12,353)
          Allowable ALLL..................................          --              --          20,263
          Net deferred tax assets.........................      (3,906)         (3,906)         (3,906)
                                                           ------------    ------------    ------------

      Regulatory capital.................................. $   139,689     $   139,689     $   159,952
                                                           ============    ============    ============

         As of December 31, 2000, the Bank was "adequately capitalized" under the PCA regulations adopted by the OTS pursuant to FDICIA. As of December 31, 2000, the most constraining of the capital ratio measurements was risk-based capital to risk-weighted assets which had an excess of $12.8 million above the minimum level required to be considered adequately capitalized. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors.

LIQUIDITY

         The Bank derives funds from deposits, FHLB advances, securities sold under agreements to repurchase, and other short-term and long-term borrowings. In addition, funds are generated from loan and investment security payments and payoffs as well as from the sale of loans and investments.

         DEPOSITS

         The largest source of funds for the Company is deposits. Customer deposits are insured by the FDIC to the maximum amount permitted by law up to $100,000 per account. The Company has several types of deposit accounts designed to attract both short-term and long-term deposits.

         At December 31, 2000, the Company had deposits of $2.1 billion. The following table presents the distribution of deposit accounts at the dates indicated:

                                                            DECEMBER 31,
                                                    ----------------------------
                                                         2000           1999
                                                    -------------  -------------
                                                       (DOLLARS IN THOUSANDS)
   Passbook accounts...........................     $     40,353   $     49,973
   Checking accounts...........................          332,564        369,071
   Money market savings accounts...............           59,377         50,428
                                                    -------------  -------------
        Total transaction accounts.............          432,294        469,472
   CDs.........................................        1,643,498      2,031,774
                                                    -------------  -------------

        Total deposits.........................     $  2,075,792   $  2,501,246
                                                    =============  =============

         There were no brokered deposits outstanding at December 31, 2000 and 1999.

         The following table summarizes CDs by remaining maturity and weighted average rate at December 31, 2000:

                                                                   REMAINING TERM TO MATURITY
                                             --------------------------------------------------------------------
                                                                                        GREATER
                                               3 MONTHS       4 TO 6       7 TO 12        THAN
                                                OR LESS       MONTHS        MONTHS      12 MONTHS       TOTAL
                                             ------------  ------------  ------------  ------------  ------------
                                                                   (DOLLARS IN THOUSANDS)
CDs:
    Less than $100,000....................   $   266,948   $   246,689   $   392,167   $   224,219   $ 1,130,023
    Greater than $100,000.................       117,228       116,763       183,912        95,572       513,475
                                             ------------  ------------  ------------  ------------  ------------

Total CDs.................................   $   384,176   $   363,452   $   576,079   $   319,791   $ 1,643,498
                                             ============  ============  ============  ============  ============
Weighted average yield:
    Less than $100,000....................        5.36%         5.71%         5.63%         5.17%         5.49%
    Greater than $100,000.................        5.76%         6.16%         5.86%         5.52%         5.84%
Total weighted average yield on CDs.......        5.48%         5.86%         5.71%         5.27%         5.60%

         The following table provides information with regards to the Bank's most recent quarterly experience in the levels of and pricing of CDs for the period indicated:

                                                                                      WEIGHTED AVERAGE RATE
                                                                                     ------------------------
                                           MATURITIES/     NEW OR                       NET         NEW OR
                                           WITHDRAWALS     RENEWED      NET CHANGE   WITHDRAWALS    RENEWED
                                          -------------  ------------  ------------  -----------  -----------
                                                               (DOLLARS IN THOUSANDS)
 CDs maturing in quarter ended:
     December 31, 1999.................   $    482,455   $   494,889   $    12,434        4.55%        4.96%
     March 31, 2000....................        665,225       676,358        11,133        4.53         5.24
     June 30, 2000.....................        454,380       453,744          (636)       4.88         5.56
     September 30, 2000................        434,029       384,317       (49,712)       4.95         5.68
     December 31, 2000.................        386,977       369,243       (17,734)       5.15         5.68

         The distribution of certificate accounts by date of maturity is an important indicator of the relative stability of a major source of funds. Longer-term certificate accounts generally provide greater stability as a source of funds, but currently entail greater interest costs than passbook accounts. The following tables summarize certificate accounts by maturity, as a percentage of total deposits and weighted average rate at December 31, 2000:

                                                                 PERCENT      WEIGHTED
                                                                 OF TOTAL     AVERAGE
  MATURES IN QUARTER ENDED:                        AMOUNT          CDS          RATE
  -------------------------                    -------------   -----------   -----------
                                                        (DOLLARS IN THOUSANDS)
 March 31, 2001............................... $    384,176        23.38%         5.48%
   June 30, 2001..............................      363,452        22.11          5.86
   September 30, 2001.........................      300,998        18.31          5.76
   December 31, 2001..........................      275,081        16.74          5.65
   March 31, 2002.............................      129,103         7.86          5.40
   June 30, 2002..............................       92,074         5.60          5.10
   September 30, 2002.........................       44,373         2.70          5.11
   December 31, 2002 and after................       54,241         3.30          5.42
                                               -------------   -----------   -----------

      Total CDs............................... $  1,643,498       100.00%         5.60%
                                               =============   ===========

         BORROWINGS

         The following table sets forth certain information as to the Company's FHLB advances and other borrowings at the dates indicated:

                                                                         DECEMBER 31,
                                                          ------------------------------------------
                                                              2000           1999            1998
                                                          ------------   ------------   ------------
                                                                    (DOLLARS IN THOUSANDS)
FHLB fixed rate advances................................. $        --    $    20,000    $   585,000
Senior Notes.............................................      51,478         51,478         51,478
                                                          ------------   ------------   ------------

Total borrowings......................................... $    51,478    $    71,478    $   636,478
                                                          ============   ============   ============

Weighted average interest rate on all borrowings.........      12.00%         11.05%          6.20%
Percent of total borrowings to total liabilities and
stockholders' equity.....................................       2.33%          2.66%         17.15%

         UNDRAWN SOURCES

         The Company maintains other sources of liquidity to draw upon, which at December 31, 2000 include (a) available credit faculties with the FHLB of $331.9 million, (b) $239.7 million in unpledged securities available to be placed in reverse repurchase agreements or sold, (c) available credit facilities at the Federal Reserve Bank of $100 million and the ability under Federal Regulations to borrow $125 million through the use of brokered CDs.

         CONTINGENT OR POTENTIAL USES OF FUNDS

         The Bank had $4.2 million of unfunded loans at December 31, 2000. Additionally, unused lines of credit related to other loans totaled $39.6 million at December 31, 2000.

         LIQUIDITY

         The regulatory required average daily balance of liquid assets is 4% of the liquidity base, which is based on a quarterly average. The Bank's quarterly average regulatory liquidity ratio was 24.72%, for the quarter ended December 31, 2000.

         HOLDING COMPANY LIQUIDITY

         At December, 2000 and 1999, Bank Plus had cash and cash equivalents of $0.5 million and $0.6 million, respectively. Bank Plus has no material source of cash other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity and Gateway in order to fund its cash needs, including its payment obligations on the Senior Notes. The quarterly 2000 senior note interest payments were funded by preferred stock dividends from Fidelity and common stock dividends from Fidelity and Gateway.

         The liquidity for interest payments in the near term is expected to be provided by preferred stock and common stock dividends from Fidelity and currently projected liquidity at the holding company. Fidelity has been authorized by the OTS to make payments of dividends on its preferred stock so long as its core and risk-based capital ratios remain above 4.0% and 8.0%, respectively. During 2000, the OTS notified Fidelity that it was amending its authorization to require Fidelity to give the OTS 30 days notice prior to the payment of any preferred stock dividend. The OTS has also given approval for Fidelity to pay dividends on its common stock of $250,000 per quarter in February, May and August of 2001. The amount of the approved common stock dividend approximates the difference between the quarterly preferred stock dividend paid by Fidelity to Bank Plus and the quarterly interest payment on the Senior Notes.

         The authorization from the OTS does not constrain the OTS from restricting future dividend payments based on safety and soundness considerations or future examination findings, and no assurance can therefore be given that the OTS will permit future dividend payments by Fidelity to Bank Plus. Fidelity has received no indication from the OTS that it will object to the continued payment of preferred and common stock dividends.

         COMMITMENTS AND CONTINGENCIES

         Fidelity enters into agreements to extend credit to customers on an ongoing basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Most commitments are expected to be drawn upon and, therefore, the total commitment amounts generally represent future cash requirements.

         As of December 31, 2000, the Company had certain mortgage loans with a gross principal balance of $40.6 million, of which $33.6 million had been put into the form of mortgage pass-through certificates, over various periods of time, leaving a balance of $7.0 million in loans retained by the Company. These mortgage pass-through certificates provide a credit enhancement to the investors in the form of the Company's subordination of its retained percentage interest to that of the investors. In this regard, the aggregate of $33.6 million are deemed Senior Mortgage Pass-Through Certificates and the $7.0 million in loans held by the Company are subordinated to the Senior Mortgage Pass-Through Certificates in the event of borrower default. Full recovery of the $7.0 million is subject to this contingent liability due to its subordination. The Senior Mortgage Pass-Through Certificates are owned by other investor institutions.

         The Company also effected the securitization by FNMA of multifamily mortgages wherein whole loans were swapped for Triple A rated MBS through FNMA's Alternative Credit Enhancement Structure ("ACES") program. These MBS were later sold and the current outstanding balance as of December 31, 2000 of $71.7 million is serviced by the Company, including commitments assumed as a result of the Hancock acquisition. As part of a credit enhancement to absorb losses relating to the ACES transaction, the Company has pledged and placed in a trust account, as of December 31, 2000, $15.4 million comprised of $11.7 million in cash and $3.7 million in U.S. Agency securities. The Company shall absorb losses, if any, which may be incurred on the securitized multifamily loans to the extent of $15.4 million. FNMA is responsible for any losses in excess of $15.4 million. The contingent liability for estimated credit losses related to these items and the Senior Mortgage Pass-Through Certificates was $1.5 million and $1.8 million at December 31, 2000 and 1999, respectively, and is included in other liabilities.

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

         The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of December 31, 2000. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods as adjusted for interest-rate swaps and other financial instruments as applicable, and based on certain assumptions, including those stated in the notes to the table.

                                             MATURITY AND RATE SENSITIVITY ANALYSIS
                                                                          AS OF DECEMBER 31, 2000
                                                                           MATURITY OR REPRICING
                                            ------------------------------------------------------------------------------------
                                             WITHIN 3        4-12            1-5           6-10         OVER 10
                                              MONTHS        MONTHS          YEARS          YEARS          YEARS         TOTAL
                                            -----------   -----------    -----------    -----------    -----------   -----------
                                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Cash and cash equivalents .............   $  223,681    $       --     $       --     $       --     $       --    $  223,681
  FHLB stock (1) ........................       25,631            --             --             --             --        25,631
  MBS (1) ...............................       44,100           709             --             --        199,152       243,961
  Assets of discontinued operations .....        7,498            --             --             --             --         7,498
  Loans receivable:
    Adjustable rate mortgages ("ARMs")(2)    1,143,578       358,340         14,744          6,526          1,072     1,524,260
    Fixed rate loans ....................        2,874         1,018          1,986         10,092        116,506       132,476
                                            -----------   -----------    -----------    -----------    -----------   -----------
      Total gross loans receivable ......    1,146,452       359,358         16,730         16,618        117,578     1,656,736
                                            -----------   -----------    -----------    -----------    -----------   -----------

      Total interest-earning assets .....    1,447,362       360,067         16,730         16,618        316,730     2,157,507
                                            -----------   -----------    -----------    -----------    -----------   -----------
Interest-bearing liabilities:
  Deposits:
    Checking and savings accounts (3) ...      372,917            --             --             --             --       372,917
    Money market accounts (3) ...........       59,377            --             --             --             --        59,377
    Fixed maturity deposits:
      Retail customers ..................      384,176       939,531        316,363          3,327            101     1,643,498
      Wholesale customers ...............           --            --             --             --             --            --
                                            -----------   -----------    -----------    -----------    -----------   -----------
        Total deposits ..................      816,470       939,531        316,363          3,327            101     2,075,792
                                            -----------   -----------    -----------    -----------    -----------   -----------
  Borrowings:
    FHLB advances .......................           --            --             --             --             --            --
    Other ...............................           --            --             --         51,478             --        51,478
                                            -----------   -----------    -----------    -----------    -----------   -----------
      Total borrowings ..................           --            --             --         51,478             --        51,478
                                            -----------   -----------    -----------    -----------    -----------   -----------

Total interest-bearing liabilities ......      816,470       939,531        316,363         54,805            101    $2,127,270
                                            -----------   -----------    -----------    -----------    -----------   -----------

Repricing Gap ...........................   $  630,892    $ (579,464)    $ (299,633     $  (38,187)    $  316,629
                                            ===========   ===========    ===========    ===========    ===========

Gap to total assets .....................        28.49%      (26.17)%       (13.53)%       (01.72)%         14.30%
                                            ===========   ===========    ===========    ===========    ===========

Cumulative Gap to Total Assets ..........        28.49%        2.32 %       (11.21)%       (12.93)%          1.37%
                                            ===========   ===========    ===========    ===========    ===========

----------------
(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) ARMs are primarily in the shorter categories as they are subject to interest rate adjustments.
(3) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.

         The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of ARM loans. ARM loans comprised 92% of the total mortgage loan portfolio at December 31, 2000. The percentage of monthly adjustable ARMs to total mortgage loans was 62% at December 31, 2000. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. At December 31, 2000, approximately 91% of Fidelity's total mortgage loan portfolio consisted of loans which mature or reprice within one year.

         Over 78% of the Bank's ARM loans are indexed to COFI and do not reprice until some time after the industry liabilities comprising COFI reprice. In the Company's case this lag is approximately four months. Historically, because the repricing of the Company's liabilities were generally consistent with the repricing of COFI, the repricing of the Company's loans occurred after the repricing of its liabilities. Thus, in a rising interest rate environment, the Company's net interest income would be adversely affected until the majority of its interest earning assets fully repriced.

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

         The Company may employ interest rate swaps, caps and floors in the management of interest rate risk. An interest rate swap agreement is a financial transaction where two counterparties agree to exchange different streams of payments over time. An interest rate swap involves no exchange of principal either at inception or upon maturity; rather, it involves the periodic exchange of interest payments arising from an underlying notional principal amount. Interest rate caps and floors generally involve the payment of a one-time premium to a counterparty who, if interest rates rise or fall, above or below a predetermined level, will make payments to the Company at an agreed upon rate for the term of the agreement until such time as interest rates fall below or rise above the cap or floor level. By their nature all such instruments involve risk, and the maximum potential loss may exceed the value at which such instruments are carried. As is customary for these types of instruments, the Company usually does not require collateral or other security from other parties to these instruments. The Company manages its credit exposure to counterparties through credit approvals, credit limits and other monitoring procedures. The Company's Credit Policy Committee makes recommendations regarding counterparties and credit limits which are subject to approval by the Board of Directors. There were no derivative financial instruments outstanding at December 31, 2000 or December 31, 1999.

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

         Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV is equal to the estimated market value of assets minus the estimated market value of liabilities, with adjustments made for off-balance sheet items. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained one hundred to three hundred basis points increases or decreases in the market interest rates. NPV is calculated by the Company pursuant to the guidelines established by the OTS. The calculation is based on the net present value of estimated discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of December 31, 2000, with adjustments made to reflect the shift in the treasury yield curve as appropriate. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposits decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

         The following table presents the Company's projected change in NPV for the various rate shock levels at the dates indicated:

                                           DECEMBER 31, 2000               DECEMBER 31, 1999
                                     -------------------------------------------------------------
                                          PERCENTAGE CHANGE IN            PERCENTAGE CHANGE IN
            CHANGE IN INTEREST RATES  NET INTEREST   NET PORTFOLIO    NET INTEREST   NET PORTFOLIO
                (IN BASIS POINTS)       INCOME (1)      VALUE (2)       INCOME (1)       VALUE (2)
            ------------------------ -----------------------------  ------------------------------
                      +300                    7%           (17)%            (2)%          (25)%
                      +200                    5             (9)             (1)           (16)
                      +100                    3             (3)             --             (7)
                    Base Case                --             --              --             --
                      -100                   (6)             1              (1)             5
                      -200                  (15)             3              (4)             6
                      -300                  (25)            13             (10)             6

----------
(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus the net interest income in the various rate scenarios.
(2) The percentage change in this column represents the NPV of the Bank in a stable interest rate environment versus the NPV in the various rate scenarios.

         The following table shows the Company's financial instruments that are sensitive to change in interest rates, categorized by expected maturity, and the instruments' fair values at December 31, 2000. This data differs from that in the Gap table as it does not incorporate the repricing characteristics of assets and liabilities. Rather, it only reflects contractual maturities adjusted for anticipated prepayments. Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments.

                                                                                                                        DECEMBER 31,
                                               EXPECTED MATURITY DATE AT DECEMBER 31, 2000 (1)                              1999
                         ---------------------------------------------------------------------------------------------- ------------
                                                                                                 TOTAL         FAIR        FAIR
                            2001         2002       2003       2004       2005    THEREAFTER    BALANCE       VALUE (2)   VALUE (2)
                         -----------  ---------  ---------  ---------  ---------  ----------  ------------  ----------- ------------
                                                              (DOLLARS IN THOUSANDS)
Interest-sensitive
assets:
  MBS AFS............... $   43,809   $ 35,864   $ 29,347   $ 24,078   $ 19,712   $ 91,151    $   243,961  $    243,961 $   320,233
    Average coupon rate.       7.32%      7.24%      7.21%      7.26%      7.23%      7.30%          7.27%
  Loans receivable......    369,739    272,940    225,797    172,979    141,400    466,921      1,649,776     1,655,362   1,948,039
    Average interest rate      8.09%      8.18%      8.01%      8.13%      7.95%      8.12%          8.09%
Assets of discontinued
operations..............      7,498         --         --         --         --         --          7,498         7,498     164,820
  Average interest rate.      19.86%                                                                19.86%
  Mortgage servicing
    assets..............        170        126        104         80         65         217          762          3,185       5,733
  FHLB Stock............                                                             25,631       25,631         25,631      31,142
                         -----------  ---------  ---------  ---------  ---------  ----------  -----------  ------------ ------------
Total interest-sensitive
  assets................ $  421,216   $308,930   $255,248   $197,137   $161,177   $ 583,920   $1,927,628   $ 1,935,637  $ 2,469,967
                         ===========  =========  =========  =========  =========  ==========  ===========  ============ ============
Interest-sensitive
liabilities:
  Deposits:
    Transaction accounts $  301,441   $ 37,648   $ 25,023   $  9,093   $  9,093   $  49,996   $  432,294   $   432,294  $   469,614
      Average interest
        rate............       1.95%      1.18%      1.11%      1.23%      1.22%       1.73%        1.78%
    CDs.................  1,323,620    276,559     36,459      3,406      2,821         633    1,643,498     1,650,946    2,024,030
      Average interest
        rate............       5.74%      5.13%      4.79%      5.97%      6.42%       6.27%        5.62%
  Borrowings............         --         --         --         --         --      51,478       51,478        51,478       58,330
    Average interest rate      0.00%      0.00%      0.00%      0.00%      0.00%       12.0%        12.0%
                         -----------  ---------  ---------  ---------  ---------  ----------  -----------  ------------ ------------
Total interest-sensitive
  liabilities........... $1,625,061   $314,207   $ 61,482   $ 12,499   $ 11,914   $ 102,107   $2,127,270   $ 2,134,718  $ 2,551,974
                         ===========  =========  =========  =========  =========  ==========  ===========  ============ ============

----------
(1) The Company uses certain assumptions to estimate expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. The prepayment experience reflected herein is based on the Company's historical experience.
(2) The estimated fair values were computed as follows: a) investment and MBS securities were based on quoted market prices, and b) loans, mortgage servicing rights and all interest sensitive liabilities were based on an option adjusted cash flow valuation ("OACFV"), which includes forward interest rate simulations. There exists a high level of uncertainty related to the future performance of the credit card portfolio because of the high levels of delinquencies and charge-offs. As a result, the fair values included above may not be indicative of the value derived upon a sale of all or part of the credit card portfolios.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137. "Accounting for Derivative Instruments and Hedging Activities -- Deferred at the Effective Date of FASB Statement No. 133", effective for financial statements for periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement allows derivatives to be designated as hedges only if certain criteria are met, with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income. The Company has determined that the adoption of SFAS No. 133 will have no material impact on the Company's financial statements, and as such, no transition adjustment amounts have been disclosed in the December 31, 2000 financial statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements on Page F-1.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The following table sets forth the names and certain information with respect to the directors of Bank Plus.

                                     TERM     DIRECTOR
DIRECTOR                    AGE    EXPIRES      SINCE     POSITIONS HELD WITH BANK PLUS AND FIDELITY
-----------------------------------------------------------------------------------------------------------
Gordon V. Smith             68       2001        1996     Chairman and Director of Bank Plus
Norman Barker, Jr.          78       2001        1994     Director of Bank Plus
Irving R. Beimler(1)        54       2003        1999     Director of Bank Plus and Fidelity
Steven M. Ellis(1)          43       2003        2000     Director of Bank Plus
Victor H. Indiek            63       2002        1999     Director of Bank Plus and Fidelity
Thomas E. King(1)           57       2002        2000     Director of Bank Plus
                                                 1998     Vice Chairman, President, Chief Executive Officer
                                                          and Director of Bank Plus; Chairman, Chief
Mark K. Mason               41       2001                 Executive Officer and Director of Fidelity
Robert W. Medearis          69       2002        1999     Director of Bank Plus
Jeffrey E. Susskind(1)      47       2003        2000     Director of Bank Plus

--------
(1) See "Agreements with Certain Shareholder Groups" below for a description of agreements between certain shareholder groups and the Company pursuant to which the Board of Directors agreed to nominate these directors.

AGREEMENTS WITH CERTAIN SHAREHOLDER GROUPS

         Mr. Beimler was nominated to the Board in 1999, for a term of one year, pursuant to two agreements with certain shareholder groups. One of the shareholder groups consisted of persons and entities affiliated with Hovde Financial, Inc. (the "Hovde Group"). The other shareholder group consisted of entities affiliated with LaSalle Financial Partners, Inc. (the "LaSalle Group"). The two agreements with the shareholder groups were filed as exhibits to the Company's Report on Form 8-K dated March 26, 1999. Pursuant to these two agreements, and in consideration of the Company's agreement to nominate Mr. Beimler to the Board for a term of one year, the shareholder groups agreed to withdraw notices of intent to nominate directors and propose resolutions at the Company's 1999 annual meeting of shareholders, and agreed to forbear, until April 28, 2000, from taking or participating in various actions aimed at a change in control of the Company.

         The agreements with the Hovde Group and the LaSalle Group expired on April 28, 2000, and were not renewed.

         In 2000, Mr. Beimler was renominated to the Board for a term of three years, Messrs. Ellis and Susskind were nominated to the Board for terms of three years, and Mr. King was nominated to the Board for a term of two years, pursuant to two agreements with different shareholder groups. One of the shareholder groups consisted of persons and entities affiliated with Strome Partners, L.P. (the "Strome Group"). The other shareholder group consisted of persons and entities affiliated with Tontine Management, L.L.C. (the "Tontine Group"). The two agreements with these shareholder groups were filed as exhibits to the Company's Report on Form 8-K dated March 31, 2000. Mr. King and Mr. Susskind were nominated in order to obtain the agreement from the Strome Group. Mr. Ellis was nominated in order to obtain the agreement from the Tontine Group. Both the Strome Group and the Tontine Group conditioned their agreements on the renomination of Mr. Beimler. Under the agreements, the Strome Group and the Tontine Group agreed, for a term expiring April 30, 2001, to forbear from engaging or participating in various actions aimed at a change in control of the Company.

         As of the date of this Report, the Company has not entered into agreements extending or renewing the terms of the agreements with the Strome Group or the Tontine Group, and no other agreements with shareholder groups or other parties in respect of the selection of directors are in effect.

PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE OF DIRECTORS

         Set forth below is certain information concerning the principal occupation and business experience of each of the persons listed in the table above during the past five years.

         MR. SMITH joined the Fidelity Board in 1996 and was named Chairman of the Board of Bank Plus in July 1997. He is chairman, founder and principal stockholder of Miller & Smith, Inc., a diversified real estate investment and construction company in the Washington, D.C. area. Mr. Smith also serves as a director of Crown Northcorp, Inc., a real estate management company located in Columbus, Ohio. From 1987 until 1993, he served as Chairman of the Board and Chief Executive Officer of Providence Savings and Loan Association in Virginia.

         MR. BARKER served as Chairman of the Board of Fidelity from August 1994 until May 1996, and as Chairman of the Board of Bank Plus from May 1996 until July 1997. He was Chairman of the Board and Chief Executive Officer of First Interstate Bank of California until his retirement in 1986. He served as Chairman of the Board of Pacific American Income Shares, Inc., a bond fund, from 1974 until 1998. Mr. Barker also serves as a director of TCW Convertible Securities, Inc. and ICN Pharmaceuticals, Inc.

         MR. BEIMLER has served as Senior Vice President and Merchant Banking Manager at Hovde Capital, Inc., an investment banking firm located in Washington, D.C., since November 1997. From January 1996 through November 1997, Mr. Beimler was a self-employed consultant in Washington, D.C., providing litigation support, training course development and other consulting services for private companies and public agencies, including the Federal Deposit Insurance Corporation. From September 1994 through January 1996, Mr. Beimler served as Executive Vice President and Chief Credit Officer of The Riggs National Bank in Washington, D.C. From 1974 through 1994, Mr. Beimler was employed by Fleet Bank and predecessor institutions, serving as Executive Vice President and Chief Credit Officer of Fleet Bank of New York from 1990 through 1994.

         MR. ELLIS has served since 1997 on the board of directors of Century Capital Financial, Inc., the holding company of City National Bank of Kilgore, Texas. He also currently serves as shareholder, director and advisor of Mobile Express Corporation, a light armored car company, and The Winebroker, Inc., a broker of fine wines. Mr. Ellis is currently Vice President, Treasurer, Secretary and Director of Davis BanCorporation, Inc., a bank holding company headquartered in Davis, Oklahoma. The company owns 100% of the common stock of First National Bank of Davis, Oklahoma. From 1990 to 1996, Mr. Ellis served as Senior Vice President, Treasurer, Director and One-Third Owner of CAI Corporation, a privately held investment corporation specializing in investments in publicly traded thrifts, banks and other equities. From 1990 to 1993, Mr. Ellis was Chief Executive Officer of Mortgage Innovations, Inc., a consulting firm specializing in financial, operational and valuation consulting services to the mortgage banking, thrift and banking industries.

         MR. INDIEK has over 35 years experience in the financial services and real estate industries. He currently runs his own consulting firm, Indiek Realty, in Newport Beach, California which was started in 1995. Previously, from 1998 through 2000 he was President of Brennan Enterprises, LLC a real estate investment firm located in San Francisco. He served as Executive Vice President of Kennedy-Wilson International from 1989 until 1995. Before then, Mr. Indiek had extensive experience as an executive officer of several financial institutions, including as Executive Vice President and Chief Financial Officer of FCA/American Savings & Loan Association from 1983 until 1988. Mr. Indiek served as one of the original executive officers of Federal Home Loan Mortgage Corporation (Freddie Mac) from 1970 to 1977, and was its President and Chief Executive Officer from 1974 through 1977.

         MR. KING has served since November 1999 as Regional Vice President for SOS Staffing Services, Inc., which is a staffing solutions company. From September 1998 through October 1999, he was principal of Business Solutions Consulting, focusing on transactions, transitions, and turnaround business advice, strategies and planning. From July 1997 to July 1998, Mr. King was Executive Vice President and Chief Operating Officer of Fullerton Community Bank. From June 1994 to September 1996, Mr. King was President, Chief Executive Officer, and Director of Bank of Southern California. From April 1992 to April 1994, Mr. King was President, Chief Executive Officer and Director of CapitolBank Sacramento. Mr. King was an officer with various positions and responsibilities at Security Pacific National Bank and its affiliates from 1962 to 1992.

         MR. MASON was appointed Vice Chairman, President and Chief Executive Officer of Bank Plus and Chairman and Chief Executive Officer of Fidelity in October 1998 after having been appointed interim Chief Executive Officer in September 1998 after the resignation of the prior Chief Executive Officer. He has over 18 years of experience in accounting, finance, real estate and banking including serving as Executive Vice President and Chief Financial Officer of Bank Plus and Fidelity between 1994 and 1995, leaving after the successful completion of a restructuring and recapitalization. Mr. Mason had returned to Bank Plus in May 1998 as its Executive Vice President and Chief Operating and Financial Officer prior to his appointment as Chief Executive Officer. Between 1995 and May 1998, Mr. Mason served as Executive Vice President and Chief Financial Officer of First Alliance Corporation, a mortgage banking firm. Prior to 1994, Mr. Mason served as a Senior Manager at Deloitte & Touche, an international public accounting firm and Executive Vice President and Chief Financial Officer of The Eadington Companies, a diversified company involved in real estate development, agriculture and lumber products. Mr. Mason is a Certified Public Accountant in the State of California.

         MR. MEDEARIS is the President, Chief Executive Officer and co-owner of Chalice Investment, Inc., a company engaged in joint ventures and related entrepreneurial and international management consulting activities in the former Soviet Union, primarily the Republic of Georgia, since 1992. Since 1980, Mr. Medearis has served as a director of eight companies, both private and public, in the engineering, real estate and banking industries. He was a member of the board of directors of Commerce Security Bank in Sacramento from 1991 through 1997 and was the founder of Silicon Valley Bank and served as its Chairman from 1983 until 1989. Mr. Medearis is currently a director of Sherman Homes, a homebuilder in Bellevue, Washington, TecHarmonic, a firm engaged in the production of abatement equipment for Silicon Valley wafer production, and is the Chairman of Design Power, Inc., a Silicon Valley software company. Mr. Medearis was a Consulting Professor at the Graduate School of Construction Management, Stanford University, from 1969 until 1998, and is currently a Consulting Professor at the School of Management, University of California, Davis.

         MR. SUSSKIND has served since 1999 as a consultant with Strome Investment Management, L.P. and from 1992 through 1998 as a principal in its predecessor company Strome, Susskind Investment Management, L.P. From 1991 to 1998, Mr. Susskind served as a director of Sheridan Energy, Inc. and from 1998 to 1999 as its Chairman of the Board. Mr. Susskind is a director of RB Asset, Inc., a real estate company. Mr. Susskind received a law degree from the University of Michigan Law School in 1979.

EXECUTIVE OFFICERS

         Set forth below are the executive officers of the Company (other than Mr. Mason--see "Directors" above), together with the positions currently held by those persons.

NAME                     AGE      POSITION HELD WITH BANK PLUS AND FIDELITY
--------------------------------------------------------------------------------
James E. Stutz           57       President, Chief Operating Officer and
                                  Director of Fidelity

Godfrey B. Evans         47       Executive Vice President, Chief Administrative
                                  Officer and General Counsel of Bank Plus and
                                  Fidelity

John M. Michel           41       Executive Vice President and Chief Financial
                                  Officer of Bank Plus and Fidelity

Ronald A. Stoffers       38       Executive Vice President and Chief Credit
                                  Officer of Fidelity

         MR. STUTZ joined Fidelity in 1994 as Executive Vice President, Retail Banking. Mr. Stutz was named President of Fidelity in June 1996, its Chief Operating Officer in July 1997 and became a director of Fidelity in October 1997. Prior to joining Fidelity, Mr. Stutz served as Executive Vice President and Chief Operating Officer, Consumer Banking, of HomeFed Bank from 1985 to 1994, where he was responsible for a 215 branch network. Mr. Stutz was also Chairman, President and Chief Executive Officer of Columbus Savings, a wholly owned subsidiary of HomeFed Corporation, where he was responsible for the consolidation of several savings institutions and the subsequent merger of the company into HomeFed Bank.

         MR. EVANS joined Fidelity as Senior Vice President and Senior Corporate Counsel in 1987 and has been General Counsel of Fidelity since 1989 and of Bank Plus since its formation. He served as Corporate Secretary of Fidelity from 1990 until 1999 and of Bank Plus from its formation in 1996 until 1999, and resumed serving as Corporate Secretary in 2000. Mr. Evans became an Executive Vice President of Fidelity in 1994. He was appointed Chief Administrative Officer of Bank Plus and Fidelity in November 1998. Mr. Evans is a member of the State Bar of California.

         MR. MICHEL, a certified public accountant, was appointed Executive Vice President and Chief Financial Officer of Bank Plus Corporation and Fidelity Federal Bank in November 1998. He has over 18 years of experience in accounting and finance, including serving as Senior Vice President and Director of Planning at Fidelity from June 1998 to November 1998 and from March 1995 to April 1996. >From April 1996 until June 1998, Mr. Michel served as Vice President of Finance for First Alliance Corporation, a mortgage banking firm. Mr. Michel served as Vice President Accounting at the Akins Companies, a residential real estate development company, from 1989 until 1995. Prior to 1989, Mr. Michel served as a senior manager at Deloitte & Touche, a national public accounting firm.

         MR. STOFFERS joined Fidelity in June 1998 as Senior Vice President and Chief Credit Officer. He was promoted to Executive Vice President and Chief Credit Officer of Fidelity in November 2000. Mr. Stoffers came to Fidelity from Sanwa Bank California, where he worked from 1993 to 1998 and served as its Vice President and Manager of Credit Policy and Portfolio Management. Prior to that, from 1990 to 1993, Mr. Stoffers served as a Senior Vice President at The Secura Group, where he provided advisory services to clients on matters relating to credit process, credit risk management, loan review, due diligence, credit policies, credit strategy development and training. Prior to that Mr. Stoffers served as a manager at Deloitte and Touche and as an Associate National Bank Examiner at the Comptroller of the Currency.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         Mr. Mason was a member of the Board of Directors and the Executive Vice President and Chief Financial Officer of First Alliance Corporation ("FACO") and First Alliance Mortgage Company ("FAMCO") from November 1995 until his resignation in May 1998. Mr. Michel was Vice President of Finance of FAMCO from April 1996 until his resignation in June 1998. FACO and FAMCO filed for protection under Chapter 11 of the Bankruptcy code in March 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the directors and executive officers of the Company and beneficial owners of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership of their equity securities of the Company. These persons are required to furnish the Company with copies of all Section 16(a) forms they file. Mr. Stoffers, who was promoted to Executive Vice President and Chief Credit Officer of Fidelity in November 2000, has not yet filed a Form 3. Mr. Stoffers will file a Form 3 at or about the time that the Company files this report.

         Except for the foregoing, and based solely on its review of the copies of such reports received by it during or with respect to the year ended December 31, 2000, and/or written representations from such reporting persons, the Company believes that all reports required to be filed by such reporting persons during or with respect to the year ended December 31, 2000 were timely filed.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The report of the Compensation Committee (the "Committee") shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent that the Company specifically incorporates this report by reference, and shall not otherwise be deemed filed under such Acts or regulations thereunder.

         INTRODUCTION - COMMITTEE COMPOSITION. The Joint Compensation/Stock Option Committee of the Boards of Directors (the "Committee") currently consists of five members who administer, review and make recommendations for full board approval of the components of Directors and executive compensation of Bank Plus and the Bank (together, the "Company"). Each Committee member is an independent, non-employee director of either Bank Plus or the Bank. From April 2000 to date, the Committee members are Robert W. Medearis, Committee Chairman, Norman Barker, Jr., Thomas E. King, Gordon V. Smith, and S. Craig Tompkins (a Bank Director). The Committee believes that the actions of the executive officers have the potential to impact the profitability and shareholder value of the Company. Therefore, the Committee places considerable importance on its task of designing and administering executive compensation plans.

         OBJECTIVES OF EXECUTIVE COMPENSATION. The objectives of the Company's executive compensation program are to: (1) increase shareholder value, (2) improve the overall performance of the Company, (3) maximize the success of the banking unit directly impacted by the executive's performance, and (4) to attract, motivate and retain successful executive talent.

         COMPENSATION PHILOSOPHY. The general philosophy underlying the Company's executive compensation program is to:

         o        Attract, retain and motivate high-performing executives.
         o Provide competitive levels of compensation consistent with achieving the Company's goals.
         o        Reward superior performance.

         To ensure competitiveness, the Committee reviews compensation levels of a peer group of financial institutions within a defined range of asset size, and considered as potential competitors for executive talent. Peer group comparative information is relevant; however, the Company also considers the unique challenges of the Company's goals, individual performance and the importance of retaining executive management and other key employees.

         Components of Executive Compensation. The three primary components of executive compensation are:

         o        Base Salary
         o        Annual Cash Incentive Plan
         o        Stock Incentive Plan

         BASE SALARY. Base salary has been designed to provide levels of compensation that are at or near market competitive ranges. Each year, the Committee reviews the salary levels of the executive officers for external competitiveness, internal equity, individual contribution and other subjective factors; however, salary increases are generally administered in 18 month or longer cycles, excluding adjustments for promotions. In January 2000 Mr. Michel's base salary was determined to be below external competitive levels and therefore the Committee recommended an eight percent (8%) increase to his base salary. Concurrent with Mr. Stoffers promotion to Executive Vice President and Chief Credit Officer of Fidelity in November 2000, his salary was increased to $170,000. There have been no increases to other executives' base salaries since 1998.

         ANNUAL CASH INCENTIVE PLAN. In recognition of the unusual challenges in 2000, the Company adopted an award philosophy that rewards both extraordinary individual efforts and outstanding quantifiable performance results.

         The target incentive award opportunities provided under the plan were 75% of base salary for the CEO and 50% of base salary for the President and EVPs. The plan also allowed for awards greater than target under certain circumstances.

         Corporate and individual incentive award goals are established at the beginning of the year for each executive. The CEO's incentive award opportunity is based 100% on the corporate goals. The President and the EVPs incentive award opportunities are based 75% on corporate goals and 25% on individual goals.

         The corporate performance goals for 2000 were based on (1) adjusted income from core bank operations, (2) resolution of consumer and securities litigation, (3) the planned sales of deposits and resolution of credit card operations, (4) multi-family & commercial mortgage loan origination volume, and
(5) the maintenance or improvement of the Bank's regulatory status.

         STOCK INCENTIVE PLAN. In December 2000, Mr. Ronald Stoffers, Chief Credit Officer was promoted to Executive Vice President and received a grant of 50,000 option shares as part of his promotion. In October 2000, 25,000 options were granted to Mr. Mason to replace an equal number of shares that Mr. Mason had surrendered to facilitate the hiring of other managers in 1999. The Company agreed to reinstate the options surrendered by Mr. Mason as soon as practicable at a grant price and terms to cause him to be in the same economic position as he would have been in if he had not surrendered the options. No other grants were made to Executive Management in 2000.

         CEO COMPENSATION. The Committee applies the same philosophy and methodology in determining the compensation of the CEO as with the President of the Bank and EVPs as discussed in the section entitled "Compensation Philosophy" set forth above.

         The CEO's compensation program consisted of a base salary of $300,000, with a target incentive award opportunity of 75% of base salary with a 100% corporate goal weighting. Under certain circumstances, this incentive award could increase to 150% of base salary.

         In evaluating the CEO's performance the Committee weighted the first three corporate goals (adjusted income, litigation resolution, deposit sales & credit card operations resolution) more heavily than the remaining two goals (loan origination volume, regulatory status). The Committee concluded that Management had significantly exceeded expectations for the first three goals, met expectations for the regulatory goal and fell short of the origination volume goal. Given this and the weightings attributed to these goals, the Committee awarded Mr. Mason 100% of his target goals equating to 75% of his base salary, or $225,000.

         Mr. Mason's base salary has not changed since his hiring as Chief Financial Officer in May 1998.

         The following members of the Compensation Committee have furnished the foregoing report:

         Robert W. Medearis, Chairman
         Norman Barker, Jr.
         Thomas E. King
         Gordon V. Smith

PERFORMANCE GRAPH

               [PERFORMANCE GRAPH FOR BANK PLUS CORP APPEARS HERE]


EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following Summary Compensation Table sets forth the compensation earned during the three years ended December 31, 2000 by the Company's Chief Executive Officer and the four other most highly compensated executive officers during 2000 who were serving as executive officers at December 31, 2000 (the "Named Executive Officers"):

                                                        ANNUAL COMPENSATION       SECURITIES
                                                   ----------------------------   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR         SALARY(1)      BONUS(1)      OPTIONS     COMPENSATION(2)
--------------------------------------------------------------------------------------------------------------
Mark K. Mason (3)                        2000      $   300,000      $  225,000      25,000(7)      $    5,100
     President and CEO of Bank Plus      1999          300,000         159,400          --              3,957
     Chairman and CEO of Fidelity        1998          190,385         134,000     555,000(4)(7)          863

James E. Stutz                           2000      $   288,800      $  144,400     250,000(6)      $    4,504
     President and COO of Fidelity       1999          288,800         104,700     250,000(5)           4,800
                                         1998          299,908          50,000      32,250              3,900

Godfrey B. Evans                         2000      $   230,000      $  120,800          --         $    4,019
     EVP, CAO and General Counsel        1999          230,000          80,500          --              4,295
     of Bank Plus and Fidelity           1998          219,277          50,000     250,000(4)           3,763

John M. Michel                           2000      $   198,846      $   95,000          --         $    5,097
     EVP and CFO of Bank Plus            1999          185,000          64,800          --              4,800
     and Fidelity                        1998           81,923          50,000     250,000              2,800

Ronald A. Stoffers                       2000      $   154,308      $   66,600      50,000         $    2,549
     EVP and CCO of Fidelity             1999          150,000          21,300       8,000              1,212
                                         1998           89,423          35,000          --                 --

----------
(1) Amounts shown include cash compensation earned and received by the executive officer as well as amounts earned but deferred at the election of those officers under the Company's Deferred Compensation Plan. Bonuses are presented in the period earned and may have been paid in subsequent years. Amounts in the "Salary" column for 1998 reflect 27 two-week pay periods, instead of the usual 26 pay periods.

(2) "Other Compensation" consists of the Company's matching contributions to the Company's 401(k) Plan
(3) Mr. Mason became Executive Vice President and Chief Financial Officer effective May 11, 1998, and was named Chief Executive Officer of both Bank Plus and Fidelity effective October 28, 1998. Mr. Mason's 1998 bonus was paid pursuant to the terms of his agreement with the Company entered into at the time he was hired as Chief Financial Officer in May 1998.
(4) Includes options cancelled and reissued at a new exercise price of $3.8125 per share.
(5) Includes 201,000 options cancelled and reissued at a new exercise price of $6.00 per share.
(6) Represents options cancelled and reissued at a new exercise price of $3.00 per share. See "Stock Option Grants in 2000" below.
(7) In 1998, in connection with his appointment as Chief Executive Officer, Mr. Mason was granted 580,000 options to purchase Bank Plus common stock under the Company's Stock Option and Equity Incentive Plan (the "Plan"). In order to facilitate the issuance of stock options to other managers hired in 1999, Mr. Mason agreed with the Company to surrender 25,000 of his outstanding stock options temporarily until such time as sufficient shares became available under the Plan to replace those options. The Company agreed to reinstate the options surrendered by Mr. Mason as soon as practicable at a grant price and terms to cause him to be in the same economic position as he would have been in if he had not surrendered the options. Pursuant to this agreement, the 25,000 options were reinstated on October 24, 2000.

STOCK OPTION GRANTS IN 2000

                                                                                      POTENTIAL MAXIMUM REALIZABLE
                             NO. OF        PERCENT OF                                 VALUE AT ASSUMED ANNUAL RATES
                             SHARES       TOTAL OPTIONS                               OF STOCK PRICE APPRECIATION
                           UNDERLYING      GRANTED TO     EXERCISE                          FOR OPTION TERM
                            OPTIONS       EMPLOYEES IN     PRICE/      EXPIRATION    -------------------------------
NAME                        GRANTED       FISCAL YEAR      SHARE          DATE           5% (3)          10%(3)
--------------------------------------------------------------------------------------------------------------------
James E. Stutz              250,000(1)       74.2%       $  3.00 (1)      1/26/10    $   471,671(4)   $ 1,195,307(4)
Mark K. Mason                25,000(2)        7.4%       $  3.8125(2)    11/18/08    $   59,942 (5)   $   151,904(5)
Ronald A. Stoffers           50,000          14.8%       $  3.25         11/29/10    $   102,195      $   258,983

----------
(1)      Represents options repriced on January 26, 2000 from $6.00 to $3.00.
(2)      See note 7 under "Summary Compensation Table" above.
(3) In accordance with SEC rules, these columns show gains that might exist for the respective options, assuming the market price of the Company's Common Stock appreciates from the date of grant over a period of ten years at the annualized rates of five and ten percent, respectively. If the stock price does not increase above the exercise price at the date of grant, realized value to the named executive from these options will be zero.
(4)      Measured from the repricing that occurred on January 26, 2000.
(5)      Measured from the original option grant date of November 18, 1998.

UNEXERCISED STOCK OPTIONS

         During 2000, none of the Named Executive Officers exercised any stock options. The following table provides information concerning unexercised options held by the Named Executive Officers as of the end of 2000:

                               SECURITIES UNDERLYING             VALUE OF UNEXERCISED
                               UNEXERCISED OPTIONS AT                 IN-THE-MONEY
                                      YEAR-END                    OPTIONS AT YEAR-END
NAME                         EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
-----------------------------------------------------------------------------------------
Mark K. Mason                     145,000/435,000                             $0/$0 (1)
Godfrey B. Evans                   62,500/187,500                             $0/$0 (1)
John M. Michel                     62,500/187,500                             $0/$0 (1)
James E. Stutz                     62,500/187,500                 $50,781/$152,344  (2)
Ronald A. Stoffers                 2,000/  56,000                       $0/$28,125  (3)

----------

(1) Based upon the difference between the option exercise price of $3.8125 per share and the closing price of the Common Stock on December 31, 2000 of $3.8125 per share.
(2) Based upon the difference between the option exercise price of $3.00 per share and the closing price of the Common Stock on December 31, 2000 of $3.8125 per share.
(3) Based upon the difference between the option exercise prices of $3.25 per share on 50,000 options and the closing price of the Common Stock on December 31, 2000 of $3.8125 per share.

         The options vest on a percentage basis based on the market price of Bank Plus Common Stock, per the following schedule:

       PERFORMANCE VESTING CRITERIA:
         PER SHARE MARKET VALUE                 VESTING
       ---------------------------------------------------
                $ 4.00                            10%
                $ 5.00                            25%
                $ 6.00                            40%
                $ 7.00                            55%
                $ 8.00                            70%
                $ 9.00                            85%
                $10.00                           100%

         The per share market value must average at the incremental price level for a rolling period of 20 business days to achieve the relevant vesting percentage. The options will become fully vested without regard to stock price in the event of the earlier to occur of a change in control or the seventh anniversary of the date of grant.

TEN-YEAR OPTION REPRICINGS

         The following table sets forth certain information with respect to the Company's exchange of outstanding options with certain of its Named Executive Officers in 2000:

                                                                                                WEIGHTED LENGTH
                                               NUMBER OF      MARKET      WEIGHTED                OF ORIGINAL
                                               SECURITIES    PRICE OF     EXERCISE                OPTION TERM
                                               UNDERLYING    STOCK AT     PRICE AT                REMAINING AT
                                                OPTIONS      TIME OF      TIME OF       NEW         DATE OF
                                              REPRICED OR   REPRICING    REPRICING    EXERCISE    REPRICING OR
NAME AND PRINCIPAL POSITION            DATE     AMENDED    OR AMENDMENT OR AMENDMENT   PRICE       AMENDMENT
-----------------------------------------------------------------------------------------------------------------
James E. Stutz, President and COO
   of Fidelity                        1/26/00    250,000   $     3.00   $     6.00   $   3.00       114 months

RETIREMENT INCOME (DEFINED BENEFIT) PLAN

     Fidelity maintains a Retirement Income Plan which is a qualified, non-contributory defined benefit retirement plan. The Retirement Income Plan provides for monthly retirement payments or an actuarially equivalent lump sum to or on behalf of each covered employee or beneficiary upon retirement at age 65 or upon early retirement (i.e., the attainment of age 55 and the completion of 10 years of service) and, under certain circumstances, upon disability, death or other termination of employment, based upon the employee's average monthly salary and the aggregate number of years of service. Effective February 28, 1994, the Retirement Income Plan was suspended, thereby freezing benefits.

     The following table illustrates approximate annual benefits payable under the Retirement Income Plan at normal retirement age for various combinations of service and compensation:


AVERAGE FINAL COMPENSATION                   YEARS OF SERVICE
------------------------------------------------------------------------------
                               15         20         25         30         35
                           ---------  ---------  ---------  ---------  ---------
$      50,000...........   $ 11,302   $ 15,069   $ 18,836   $ 22,603   $ 26,370
     100,000............     24,427     32,569     40,711     48,853     56,995
     150,000............     37,552     50,069     62,586     75,103     87,620
     200,000............     37,552     50,069     62,586     75,103     87,620
     250,000............     37,552     50,069     62,586     75,103     87,620
     300,000............     37,552     50,069     62,586     75,103     87,620
     350,000............     37,552     50,069     62,586     75,103     87,620
     400,000............     37,552     50,069     62,586     75,103     87,620


         Compensation under the Retirement Income Plan includes all regular pay, excluding overtime, commissions and bonuses, limited by the Internal Revenue Code Section 401(a)(17) compensation limit. The benefit amounts listed above were computed on a 10-year certain and life basis, which is the normal form under the plan, and are not subject to deduction for Social Security or other offset amounts.

         Mr. Evans has 7 years of credited service in the Retirement Income Plan. Mr. Mason, Mr. Stutz, Mr. Michel and Mr. Stoffers are not participants in the Retirement Income Plan.

EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS; TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

         The Company has entered into employment agreements with all of its Named Executive Officers. The agreements include terms and conditions relating to termination of employment and change in control of the Company.

AGREEMENT WITH MR. MASON

         Mr. Mason and the Company entered into an employment agreement dated as of October 28, 1998 (and since amended) that provides for Mr. Mason's employment as Vice Chairman, President and Chief Executive Officer of Bank Plus and Chairman and Chief Executive Officer of Fidelity, at an annual base salary of at least $300,000. Mr. Mason is eligible for annual incentive bonuses with a target range of 75% to 150% of base salary. Mr. Mason is also entitled to participate in the Company's medical benefits, dental and 401(k) retirement plans available to all full time employees and in an executive medical and dental benefits plan available only to executive officers of the Company.

         The term of the agreement expires on February 28, 2002. However, commencing on March 31, 2001 and thereafter at the end of each month, the term of the agreement will automatically be extended for one additional month unless and until the Boards of either Bank Plus or Fidelity elect not to permit further extension. If a change of control of the Company or the Bank occurs during the term of the agreement, the agreement will continue in effect for a period of three years after the change in control.

         If Mr. Mason's employment is terminated prior to a change in control other than (i) for cause or (ii) because of death, disability or retirement, his employment agreement provides that he will receive, subject to certain limitations, his full base salary until the second anniversary of the date of termination, plus a lump sum payment equal to two times his average annual bonus during the prior two fiscal years. In the event Mr. Mason is terminated other than for cause within thirty-six months following a change in control, Mr. Mason will receive a lump sum payment in the amount of 2.99 times the sum of (1) his base salary at the time of the change in control, (2) his average annual bonus over the past three years and (3) an amount equal to the matching contribution he would have received under the Fidelity's 401(k) plan if he had made the maximum contribution under the plan during the year in which the change in control occurs. In addition, if Mr. Mason's employment is terminated within thirty-six months following a change in control, his health and welfare benefits will continue for three years, or until such earlier time that he receives equivalent benefits from a new employer or reaches the age of sixty-five. The agreement also provides for, under certain specified circumstances, the payment of an additional amount to cover excise taxes imposed by Section 4999 of the Internal Revenue Code (the "Code") as a result of the agreed payment being defined as an "excess parachute payment" within the meaning of Section 280G of the Code.

         A "change in control" is generally defined in Mr. Mason's agreement (and in the other executive employment agreements) as: (a) the acquisition of 50% or more of the Company's voting stock by any "person" (as defined) with certain limited exclusions, (b) such time as directors who were added to the Board without the approval of two-thirds of the incumbent directors or who were added to the Board under the threat of a proxy contest constitutes 50% or more of the total directors, (c) a merger or consolidation of the Company with any "person" (as defined), other than a merger or consolidation of the Company that results in the Company's stockholders owning 50% or more of the surviving entity, or a sale of all or substantially all of the Company's assets, (d) a sale of all or substantially all of the assets of Fidelity or (e) a merger or other combination of Fidelity that results in the Company ceasing to own more than 50% of the voting securities of Fidelity (or the surviving entity in such combination).

         Termination by the Company because of death, disability, retirement or cause, or the executive's resignation (other than for "good reason" as described below) does not entitle the executive to any benefits under his employment agreement. Termination for "cause" requires either (i) a willful and continued failure to perform substantially all of his duties or (ii) gross negligence, dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit or willful violation of law. Termination for "good reason" means that the executive may terminate his own employment and still receive benefits under the agreement if (among other reasons listed in the agreement) (1) his status or position in the Company has materially and adversely changed, (2) his base salary is reduced, (3) the Company requires him to be based at an office more than thirty-five miles from his current office or (4) after a change in control, the Company fails to continue any benefit plan in which he was participating prior to the change in control.

AGREEMENT WITH MR. STUTZ

         Mr. Stutz and Fidelity entered into an employment agreement dated January 26, 2000 (and since amended), that provides for Mr. Stutz's employment by Fidelity as its President and Chief Operating Officer at an annual base salary of at least $288,800. Mr. Stutz is eligible for incentive bonuses with a target range of 50% to 100% of base salary. Mr. Stutz is also entitled to participate in the Company's medical benefits, dental and 401(k) retirement plans available to all full time employees and in an executive medical and dental benefits plan available only to executive officers of the Company.

         The term of the agreement expires on July 31, 2003. However, on July 31, 2003, and on each July 31 thereafter, the term will be automatically extended for one additional year unless, at least ninety (90) days prior to that July 31 date, Fidelity has given notice that the agreement will not be extended. If a change of control of the Company or the Bank occurs during the term of the agreement, the agreement will continue in effect for a period of two years after the change in control.

         In the event of a change in control, Mr. Stutz is immediately entitled to a lump sum payment of three times his annual base salary, bonuses, and 401(k) matching contributions without regard to whether his employment is terminated following the change in control. Other terms and conditions in Mr. Stutz's employment agreement are substantially identical to those of Mr. Mason.

AGREEMENT WITH MR. EVANS

         Mr. Evans and the Company entered into an employment agreement dated as of November 19, 1998 (and since amended), that provides for Mr. Evans' employment as Executive Vice President, Chief Administrative Officer, and General Counsel of Bank Plus and Fidelity, at an annual base salary of at least $230,000. Mr. Evans is eligible for annual incentive bonuses with a target range of 50% to 100% of base salary. Mr. Evans is also entitled to participate in the Company's medical benefits, dental and 401(k) retirement plans available to all full time employees and in an executive medical and dental benefits plan available only to executive officers of the Company.

         The term of the agreement expires on February 28, 2002. However, commencing on March 31, 2001 and thereafter at the end of each month, the term of the agreement will automatically be extended for one additional month unless and until the Boards of either Bank Plus or Fidelity elect not to permit further extension. If a change of control of the Company or the Bank occurs during the term of the agreement, the agreement will continue in effect for a period of two years after the change in control.

         Mr. Evans' benefits in the event of involuntary termination are substantially identical to those provided for Mr. Mason, except that the change in control benefit is triggered by a termination within twenty-four (24) months (rather than thirty-six (36) months) following a change in control, and his termination benefit is based on 2.0 (rather than 2.99) times his annual base salary, average bonus, and 401(k) matching contributions. Other terms and conditions in Mr. Evans' employment agreement are substantially identical to those of Mr. Mason.

AGREEMENT WITH MR. MICHEL

         Mr. Michel and the Company entered into an employment agreement dated as of November 19, 1998 (and since amended), that provides for Mr. Michel's employment as Executive Vice President and Chief Financial Officer of Bank Plus and Fidelity, at an annual base salary of at least $185,000. Mr. Michel is eligible for annual incentive bonuses with a target range of 50% to 100% of base salary. Mr. Michel is also entitled to participate in the Company's medical benefits, dental and 401(k) retirement plans available to all full time employees and in an executive medical and dental benefits plan available only to executive officers of the Company.

         The term of the agreement expires on February 28, 2002. However, commencing on March 31, 2001 and thereafter at the end of each month, the term of the agreement will automatically be extended for one additional month unless and until the Boards of either Bank Plus or Fidelity elect not to permit further extension. If a change of control of the Company or the Bank occurs during the term of the agreement, the agreement will continue in effect for a period of two years after the change in control.

         The general terms and conditions of Mr. Michel's employment agreement are substantially identical to those of Mr. Evans.

AGREEMENT WITH MR. STOFFERS

         Mr. Stoffers was promoted to Executive Vice President and Chief Credit Officer of Fidelity on November 29, 2000. In connection with that promotion, Mr. Stoffers and Fidelity entered into an employment agreement that is substantially identical to the employment agreements with Mr. Evans and Mr. Michel except in the following respects: base salary of at least $170,000; involuntary termination benefit prior to a change in control based on one year's base salary, bonus and 401(k) employer match; and involuntary termination benefit for termination after a change in control based on 1-1/2 year's base salary, average bonuses, and 401(k) employer match.

         The term of the agreement expires on November 29, 2002. However, on November 29, 2002, and on each November 29 thereafter, the term will be automatically extended for one additional year unless, at least ninety (90) days prior to that November 29 date, Fidelity has given notice that the agreement will not be extended. If a change of control of the Company or the Bank occurs during the term of the agreement, the agreement will continue in effect for a period of two years after the change in control.

COMPENSATION OF DIRECTORS

DIRECTOR COMPENSATION

         BOARD RETAINER AND FEES. Non-employee directors initially elected to the Board prior to January 1, 1996 are paid an annual cash retainer of $25,000. Directors elected after that date receive no cash compensation; instead, they are paid an annual retainer of $30,000 and their retainer and meeting fees are paid in the form of deferred stock grants. Such grants are credited to the directors' deferred stock accounts at the times cash fees or retainers would otherwise be paid, and the value of such shares are paid in cash upon the directors' retirement from the Board.

         Directors who serve on both the Bank Plus Corporation and the Fidelity Federal Bank Boards receive an additional $5,000 annual retainer. The Chairman of the Board receives an annual retainer of $60,000. In addition, payments of up to $500 per month are made to reimburse the secretarial and other administrative expenses of the Chairman related to the performance of his duties. Committee Chairs are paid an annual retainer of $3,000 except for the Chairs of the Audit Committee of the Company and the Credit Risk Committee of the Bank, who each receive an annual retainer of $6,000. Meeting fees are $1,000 for Board meetings and $850 for Committee meetings. Telephonic meetings are paid at the same rate as in-person meetings unless the meetings last less than 30 minutes, in which case meeting fees are paid at 50% of the normal rate.

         NON-EMPLOYEE DIRECTOR RETIREMENT PLAN. Non-employee directors who (1) were initially elected prior to January 1, 1996, (2) have at least three years of Board service and (3) have reached the age of 55 are eligible to participate in the Non-Employee Director Retirement Plan. Directors elected after January 1, 1996 are not eligible to participate in the Plan. Eligible directors, after termination from Board service for any reason other than cause, are entitled to receive a quarterly payment equal to one quarter of their average annual compensation (including compensation for service on the Board of any of the Company's subsidiaries), including all retainers and meeting fees, received during their last three years of Board service. Such payments commence at the beginning of the first fiscal quarter subsequent to termination and continue for a 3-year period. If a director's Board membership is terminated for cause, no benefits are payable under this plan.

         If an eligible director's Board membership is terminated within two years following the effective date of a change in control, then he or she shall be eligible for a lump sum payment in an amount that is the greatest of: (1) 150% times average annual compensation during the preceding 3-year period, (2) the sum of all retirement benefits payable under normal retirement provisions described in the preceding paragraph or (3) $78,000. This lump sum payment would be in lieu of, and not in addition to, the retirement benefits described in the preceding paragraph.

         STOCK OPTION AND EQUITY INCENTIVE PLAN. On December 11, 1995, the Board of Directors of the Bank adopted the 1996 Stock Option Plan and granted awards pursuant thereto to its non-employee directors subject to subsequent approval by the Bank's stockholders. At a special meeting held on February 9, 1996, the Bank's stockholders approved the plan and in May 1996, Bank Plus assumed the plan in connection with the formation of Bank Plus. Accordingly, each of the Company's and the Bank's non-employee directors received options representing 23,000 shares of Common Stock. All such options were granted at an exercise price of $8.35 per share. Ten percent of the options granted to each non-employee director became exercisable immediately upon stockholder approval and another thirty percent became exercisable on each of the first, second and third anniversaries of such approval. On April 30, 1997, the Company's stockholders approved certain amendments to and a restatement of the Plan, which was renamed the Bank Plus Corporation Stock Option and Equity Incentive Plan. Among other things, the amended Plan provides that each non-employee director of Bank Plus and Fidelity will receive automatic annual grants of options to purchase 2,500 shares of Common Stock, at an exercise price equal to the fair market value of the stock on the grant date, which will be fully vested and exercisable upon grant.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the shares of Common Stock beneficially owned as of March 9, 2001 by all directors and executive officers as a group, by each director, the CEO and the Named Executive Officers of the Company:

                                                               SHARES
                                       SHARES OF COMMON      UNDERLYING
                                             STOCK         OPTIONS VESTED      TOTAL
                                         BENEFICIALLY          AS OF         BENEFICIAL   PERCENT OF
NAME OF BENEFICIAL OWNER                     OWNED        MARCH 9, 2001(1)   OWNERSHIP   COMMON STOCK
-------------------------------------  -----------------  ----------------  -----------  ------------
Norman Barker, Jr                               1,250              33,000       34,250            *
Irving R. Beimler                               2,000               5,000        7,000            *
Steven M. Ellis                                40,100(2)            2,500       42,600            *
Victor H. Indiek                                   --               5,000        5,000            *
Thomas E. King                                     --               2,500        2,500            *
Robert W. Medearis                             10,000               5,000       15,000            *
Gordon V. Smith                               626,612(3)           10,000      636,612          3.2%
Jeffrey E. Susskind                                --               2,500        2,500            *
Godfrey B. Evans                               15,258              62,500       77,758            *
Mark K. Mason                                  32,100             145,000      177,100            *
John M. Michel                                     --              62,500       62,500            *
James E. Stutz                                 28,531(4)           62,500       91,031            *
Ronald A. Stoffers                                 --               7,000        7,000            *
                                       -----------------  ----------------  -----------  ------------
All directors and named executive
    officers as a group (13 persons)          755,851             405,000    1,160,851          5.8%
                                       =================  ================  ===========  ============

----------
(1) Includes all unexercised options issued to non-employee directors and the vested portion of all unexercised options issued to Named Executive Officers as of March 9, 2001.
(2) 1,100 of these shares are registered in the names of members of Mr. Ellis' family, but Mr. Ellis holds or shares voting and investment power.
(3) 584,612 of these shares are registered in the name of Gordon V. and Helen C. Smith Foundation, a Section 501(3)(c) organization of which Mr. Smith is President. 29,200 of these shares are held in an IRA over which Mr. Smith has voting and investment power. 12,800 of these shares are held in Mr. Smith's spouse's IRA, over which Mr. Smith shares voting and investment power. The shares reported here do not include 23,087 shares held by close relatives of Mr. Smith over which Mr. Smith does not hold or share voting or investment power.
(4) 25,000 of these shares are held in an IRA over which Mr. Stutz has voting and investment power.

* Represents less than one percent of the outstanding shares of Common Stock.

         SECURITY OWNERSHIP BY OTHERS

         The following table sets forth, as of March 7, 2001, (i) the name of each person believed by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) the total number of shares of Common Stock beneficially owned by each person and (iii) the percentage of all Common Stock outstanding held by each such person.

                                                        SHARES OF COMMON
                                                       STOCK BENEFICIALLY     PERCENT OF
       NAME AND ADDRESS OF BENEFICIAL OWNER                OWNED (1)         COMMON STOCK
       -------------------------------------------------------------------------------------
       Eric D. Hovde                                        2,714,173(2)          13.9%
       Steven D. Hovde
       Financial Institution Partners, L.P.
       Hovde Capital, Inc.
       Financial Institution Partners II, L.P.
       Hovde Capital, L.L.C.
       Hancock Park Acquisition, L.P.
       Hancock Park Acquisition, L.L.C.
       Western Acquisition Partners, L.P.
       Western Acquisitions, L.L.C.
       Pacific Financial Investors, Ltd.
       1826 Jefferson Place, N.W.
       Washington, D.C. 20036

       Tontine Partners, L.P.                               1,934,700(3)           9.9%
       Tontine Financial Partners, L.P.
       Tontine Management, L.L.C.
       Tontine Overseas Associates, L.L.C.
       Jeffrey L. Gendell
       31 West 52nd Street
       New York, NY 10019

       Thomson Horstmann & Bryant, Inc.                     1,425,600(4)           7.3%
       Park 80 West, Plaza Two
       Saddle Brook, N.J. 07663

       Dimensional Fund Advisors Inc.                       1,320,300(5)           6.8%
       1299 Ocean Avenue
       Santa Monica, CA 90401

       Strome Investment Management L.P.                    1,271,600(6)           6.5%
       SSCO, Inc.
       Mark E. Strome
       Strome Offshore Limited
       Strome Hedgecap Fund, L.P.
       Strome Hedgecap Limited
       100 Wilshire Boulevard
       Santa Monica, CA 90401


       Schneider Capital Management, L.P.                   1,258,617              6.5%
       460 East Swedesford Road
       Wayne, PA 19087

----------
(1) Except as otherwise indicated the persons listed as beneficial owners of the shares have the sole voting and investment power with respect to such shares.
(2) According to Forms 3 and 4 filed with the Securities and Exchange Commission (the "SEC") by Messrs. Eric D. and Steven D. Hovde, they are deemed beneficial owners of 2,714,173 shares of Common Stock by virtue of their positions as the controlling stockholder and director of the controlling member and/or managing member of Hovde Capital, Inc., the general partner of Financial Institution Partners, L.P. ("FIP"), Hovde Capital, L.L.C., the general partner of Financial Institution Partners II, L.P. ("FIP II"), Hancock Park Acquisition, L.L.C., the general partner of Hancock Park Acquisition, L.P. ("HPA"), Western Acquisitions, L.L.C., the general partner of Western Acquisition Partners, L.P. ("Western") and Pacific Financial Investors, Ltd. ("PFI"). FIP, FIP II, HPA, Western and PFI are the beneficial owners of 1,071,146, 808,976, 651,260, 140,000 and 42,791 shares of Common Stock, respectively.
(3) According to a Schedule 13D/A filed with the SEC, Tontine Partners, L.P. has shared voting power and shared investment power with respect to 260,000 of these shares. Tontine Financial Partners, L.P. has shared voting power and shared investment power with respect to 852,200 of these shares. Tontine Management, L.L.C. has shared voting power and shared investment power with respect to 1,112,200 of these shares. Tontine Overseas Associates, L.L.C. has shared voting power and shared investment power with respect to 822,500 of these shares. Jeffrey L. Gendell has shared voting power and shared investment power with respect to all of these shares.
(4) According to a Schedule 13G filed with the SEC, Thomson Horstmann & Bryant, Inc. has shared voting power with respect to 26,400 of these shares.
(5) According to a Schedule 13G filed with the SEC, Dimensional Fund Advisors, Inc. ("Dimensional") has sole voting power and investment power with respect to all of these shares. Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles including commingled group trusts. These investment companies, trusts and accounts are the "Funds." In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the shares that are owned by the Funds. All shares are owned by the Funds, and Dimensional disclaims beneficial ownership of such shares.
(6) According to a Schedule 13D/A filed with the SEC, Strome Offshore Limited has shared voting power and shared investment power with respect to 983,280 shares. Strome Hedgecap Fund L.P. has shared voting power and shared investment power with respect to 230,656 of these shares. Strome Hedgecap Limited has shared voting power and shared investment power with respect to 57,664 shares. Mark E. Strome, Strome Investment Management, L.P. and SSCO, Inc. have shared voting power and shared investment power with respect to all of these shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         EXHIBITS

EXHIBIT
  NO.                                 DESCRIPTION
-------  -----------------------------------------------------------------------
3.1 Certificate of Incorporation of Bank Plus Corporation (Incorporated by reference to Exhibit 3.1 to the Form 8-B filed with the SEC on May 10,
         1996).*
3.2 Amended and Restated Bylaws of Bank Plus Corporation (incorporated by reference to Exhibit 5 to the report on Form 8-K filed with the SEC on March 30, 1999).*
3.3 Certificate of Designations of Series C Junior Participating Cumulative Preferred Stock (Par Value $.01 per share) of Bank Plus Corporation (incorporate by reference to Exhibit 3.3 to the annual report on form 10-K for the year ended December 31, 1998).*
4.1      Specimen of Common Stock Certificate (incorporated by reference to
         Exhibit 4.1 to the Form 8-B filed with the SEC on May 10, 1996).*
4.2 Indenture dated as of July 18, 1997, between Bank Plus Corporation and The Bank of New York, as trustee relating to the 12% Senior Notes due July 18, 2007, of Bank Plus Corporation (incorporated by reference to
         Exhibit 4.4 of the Registration Statement on Form S-8 of Bank Plus filed on September 4, 1997).*
4.3 Form of Amended and Restated Rights Agreement, dated as of March 26, 1999, between Bank Plus and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4 to the report on Form 8-K filed with the SEC on March 30, 1999).*
10.1 Form of 1999 Nonemployee Director Stock Option Agreement between the Company and certain nonemployee directors (incorporated by reference to Exhibit 10.2 to the annual report on form 10-K for the year ended December 31, 1999).*
10.2 Stock Option Agreement between the Company and James E. Stutz dated January 26, 2000
10.3 Agreement for Information Technology Services dated as of December 3, 1999 between Fidelity and Electronic Data Systems Corporation and Electronic Data Systems Corporation Information Services L.L.C. (incorporated by reference to Exhibit 10.5 to the annual report on form 10-K for the year ended December 31, 1999).*
10.4 Agreement to Purchase Assets and Assume Liabilities dated as of August 6, 1999 by and between Fidelity and Peoples Bank of California.
10.5 Agreement to Purchase Assets and Assume Liabilities dated as of February 7, 2000 by and between Fidelity and First Federal Bank of California (incorporated by reference to Exhibit 10.6 to the annual report on form 10-K for the year ended December 31, 1999).*
10.6 Mortgage Loan Purchase Agreement dated as of February 7, 2000 by and between Fidelity and First Federal Bank of California (incorporated by reference to Exhibit 10.7 to the annual report on form 10-K for the year ended December 31, 1999).*
10.7 Agreement to Purchase Assets and Assume Liabilities dated as of February 3, 2000 by and between Fidelity and Jackson Federal Bank (incorporated by reference to Exhibit 10.8 to the annual report on form 10-K for the year ended December 31, 1999).*
10.8 Purchase and Assumption Agreement dated as of June 2, 2000 by and between Fidelity and Household Bank (SB), N.A. (incorporated by reference to Exhibit 10.9 to the quarterly report on form 10-Q for the month ended June 30, 2000).*
10.9 Agreement to Purchase Assets and Assume Liabilities dated as of May 22, 2000 by and between Fidelity and First Bank of Beverly Hills. (incorporated by reference to Exhibit 10.10 to the quarterly report on form 10-Q for the month ended June 30, 2000).*

EXHIBIT
  NO.                                 DESCRIPTION
-------  -----------------------------------------------------------------------
10.10 Stipulation and Consent to the Issuance of an Order to Cease and Desist and for Affirmative Relief dated November 1, 2000 between the Bank and the OTS, and Order to Cease and Desist and for Affirmative Relief dated November 1, 2000 issued by OTS to the Bank (incorporated by reference to Exhibit 10.11 to the form 8-K filed with SEC on November 11, 2000).*
10.11 Purchase and Assumption Agreement dated as of December 11, 2000 by and between Fidelity and Household Bank (SB), N.A.
10.12 Employment Contract by and between Bank Plus Corporation and Mark K. Mason dated as of October 28, 1998 (incorporated by reference to Exhibit 10.40 to the annual report on form 10-K for the year ended December 31, 1998).*
10.13 Amendment No. 1 to the Letter Agreement by and between Bank Plus Corporation and Mark K. Mason dated as of January 26, 2000.
10.14 Employment Contract by and between Bank Plus Corporation and James E. Stutz dated as of January 26, 2000.
10.15 Amendment No. 1 to the Letter Agreement by and between Bank Plus Corporation and James E. Stutz dated as of January 26, 2000.
10.16 Employment Contract by and between Bank Plus Corporation and Godfrey B. Evans dated as of November 19, 1998 (incorporated by reference to Exhibit 10.41 to the annual report on form 10-K for the year ended December 31, 1998).*
10.17 Amendment No. 1 to the Letter Agreement by and between Bank Plus Corporation and Godfrey B. Evans dated as of January 26, 2000.
10.18 Employment Contract by and between Bank Plus Corporation and John M. Michel dated as of November 19, 1998 (incorporated by reference to Exhibit 10.42 to the annual report on form 10-K for the year ended December 31, 1998).*
10.19 Amendment No. 1 to the Letter Agreement by and between Bank Plus Corporation and John M. Michel dated as of January 26, 2000.
10.20 Employment Contract by and between Bank Plus Corporation and Ronald A. Stoffers dated as of November 29, 2000.
10.21 Standstill Agreement dated March 30, 2000 between Bank Plus Corporation and Strome Partners, L.P.; Strome Offshore Limited; Strome Hedgecap Fund, L.P.; Strome Hedgecap Limited; Strome Investment Management, L.P.; SSCO, Inc. and Mark E. Strome (incorporated by reference to
         Exhibit 10.1 to the Form 8-K filed with the SEC on April 6, 2000).*
10.22 Standstill Agreement dated March 31, 2000 between Bank Plus Corporation and Jeffrey L. Gendell; Tontine Management, L.L.C.; Tontine Partners, L.P.; Tontine Financial Partners, L.P. and Tontine Overseas Associates, L.L.C (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on April 6, 2000).*
10.23 Amendment No. 2 to the Letter Agreement by and between Bank Plus Corporation and Mark K. Mason dated as of February 13, 2001.
10.24 Amendment No. 2 to the Letter Agreement by and between Bank Plus Corporation and Godfrey B. Evans dated as of February 13, 2001.
10.25 Amendment No. 2 to the Letter Agreement by and between Bank Plus Corporation and John M. Michel dated as of February 13, 2001.
10.26 Agreement to Purchase Assets and Assume Liabilities dated as of May 26, 1999 by and between Fidelity and Peoples Bank of California.
11.      Statement re Computation of Per Share Earnings.
12. Computation of Ratio of Earnings (Loss) to Combined Fixed Charges and Preferred Stock Dividends.
21.1     List of Subsidiaries.

* Indicates previously filed documents.

         FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         See Index to Financial Statements on page F-1. Financial Statement Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes, thereto.

         REPORTS ON FORM 8-K

         Report on Form 8-K dated November 1, 2000, reporting the Stipulation and Consent to the Issuance of an Order to Cease and Desist and for Affirmative Relief dated November 1, 2000 between the Bank and the OTS, and Order to Cease and Desist and for Affirmative Relief dated November 1, 2000 issued by OTS to the Bank.

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

Date:    March 30, 2001


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURE                                    CAPACITY                        DATE
----------------------------------------   ------------------------------------------  --------------
         /S/ GORDON V. SMITH               Chairman of the Board of Directors          March 30, 2001
----------------------------------------
             GORDON V. SMITH

         /S/ MARK K. MASON                 President and Chief Executive Officer;      March 30, 2001
----------------------------------------   Vice Chairman of the Board
             MARK K. MASON                 (Principal Executive Officer)

         /S/ NORMAN BARKER, JR.            Director                                    March 30, 2001
----------------------------------------
             NORMAN BARKER, JR.

         /S/ IRVING R. BEIMLER             Director                                    March 30, 2001
----------------------------------------
             IRVING R. BEIMLER

         /S/ STEVEN M. ELLIS               Director                                    March 30, 2001
----------------------------------------
             STEVEN M. ELLIS

         /S/ VICTOR H. INDIEK              Director                                    March 30, 2001
----------------------------------------
             VICTOR H. INDIEK

         /S/ THOMAS E. KING                Director                                    March 30, 2001
----------------------------------------
             THOMAS E. KING

         /S/ ROBERT W. MEDEARIS            Director                                    March 30, 2001
----------------------------------------
             ROBERT W. MEDEARIS

         /S/ JEFFREY E. SUSSKIND           Director                                    March 30, 2001
----------------------------------------
             JEFFREY E. SUSSKIND

         /S/ JOHN M. MICHEL                Executive Vice President, Chief             March 30, 2001
----------------------------------------   Financial Officer
             JOHN M. MICHEL               (Principal Financial and Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
INDEPENDENT AUDITORS' REPORT............................................   F-2
CONSOLIDATED FINANCIAL STATEMENTS:
    Consolidated Statements of Financial Condition......................   F-3
    Consolidated Statements of Operations...............................   F-4
    Consolidated Statements of Comprehensive Income.....................   F-6
    Consolidated Statements of Stockholders' Equity.....................   F-7
    Consolidated Statements of Cash Flows...............................   F-8
    Notes to Consolidated Financial Statements..........................   F-10

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Bank Plus Corporation
Los Angeles, California

         We have audited the accompanying consolidated statements of financial condition of Bank Plus Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bank Plus Corporation and subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP


Los Angeles, California
February 14, 2001, except for Note 18,
as to which the date is March 16, 2001

                                    BANK PLUS CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          DECEMBER 31,
                                                                                  ---------------------------
                                                                                      2000           1999
                                                                                  ------------   ------------
ASSETS:
   Cash and cash equivalents ..................................................   $   223,681    $    89,527
   Mortgage-backed securities ("MBS") available for sale ("AFS"), at
     fair value ...............................................................       243,961        320,233
   Loans receivable, net of allowances for estimated loan losses
     of $10,135 and $14,599 at December 31, 2000 and 1999, respectively .......     1,649,776      2,007,880
   Net assets of discontinued operations, at estimated sales value
     at December 31, 2000 .....................................................         7,498        164,820
   Investment in Federal Home Loan Bank ("FHLB") stock ........................        25,631         31,142
   Premises and equipment .....................................................        27,510         30,141
   Other assets ...............................................................        34,264         39,677
                                                                                  ------------   ------------

Total Assets ..................................................................   $ 2,212,321    $ 2,683,420
                                                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Deposits .................................................................   $ 2,075,792    $ 2,501,246
     FHLB advances ............................................................            --         20,000
     Senior Notes .............................................................        51,478         51,478
     Other liabilities ........................................................        19,126         14,248
                                                                                  ------------   ------------
        Total Liabilities .....................................................     2,146,396      2,586,972
                                                                                  ------------   ------------

   Commitments and contingencies

   Minority interest ..........................................................           272            272

   Stockholders' equity:
     Common stock:
        Common stock, par value $.01 per share; 78,500,000 shares authorized;
          19,470,400 and 19,463,343 shares outstanding
          at December 31, 2000 and December 31, 1999, respectively ............           195            195
     Paid-in capital ..........................................................       275,306        275,285
     Accumulated other comprehensive loss .....................................        (3,036)        (9,272)
     Accumulated deficit ......................................................      (206,812)      (170,032)
                                                                                  ------------   ------------
        Total Stockholders' Equity ............................................        65,653         96,176
                                                                                  ------------   ------------

Total Liabilities and Stockholders' Equity ....................................   $ 2,212,321    $ 2,683,420
                                                                                  ============   ============

                               See notes to consolidated financial statements.

                                  BANK PLUS CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (DOLLARS IN THOUSANDS)

                                                                          YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                     2000          1999          1998
                                                                 ------------  ------------  ------------
INTEREST INCOME:
   Loans .....................................................   $   134,178   $   164,917   $   198,724
   MBS .......................................................        18,287        22,669        43,305
   Investment securities and other ...........................        10,936        15,567        32,013
                                                                 ------------  ------------  ------------
     Total interest income ...................................       163,401       203,153       274,042
                                                                 ------------  ------------  ------------
INTEREST EXPENSE:
   Deposits ..................................................       103,191       113,156       145,020
   FHLB advances .............................................           182        24,525        57,992
   Other borrowings ..........................................         6,283         6,292         6,192
   Interest allocated to discontinued operations .............        (4,386)      (10,751)       (8,415)
                                                                 ------------  ------------  ------------
     Total interest expense ..................................       105,270       133,222       200,789
                                                                 ------------  ------------  ------------
Net interest income ..........................................        58,131        69,931        73,253
Provision for estimated loan losses ..........................        (2,358)      (14,300)       (6,228)
                                                                 ------------  ------------  ------------
Net interest income after provision for estimated
   loan losses ...............................................        60,489        84,231        79,481
                                                                 ------------  ------------  ------------
NONINTEREST INCOME (EXPENSE):
   Fee income from the sale of investment products ...........         6,813         6,195         7,019
   Fee income from deposits and other fee income .............         2,820         3,503         2,966
   Loan fee income ...........................................         2,768         3,380         3,254
   Losses on securities and trading activities ...............            --            --          (860)
   Gain on sale of branches, net .............................        25,072         5,914            --
   Fee income from automated teller machine cash services ....            --         1,314         3,375
   Other income (expense) ....................................           301            80          (116)
   Real estate operations, net ...............................           708          (719)       (2,635)
                                                                 ------------  ------------  ------------
     Total noninterest income ................................        38,482        19,667        13,003
                                                                 ------------  ------------  ------------
OPERATING EXPENSE:
   Personnel and benefits ....................................        36,807        34,216        32,147
   Occupancy .................................................        12,905        13,192        14,591
   Federal Deposit Insurance Corporation ("FDIC") insurance ..         4,989         7,286         2,637
   Professional services .....................................         7,742        11,409        16,901
   Office-related expenses ...................................         4,049         4,311         6,759
   Other .....................................................         3,312         2,649         7,182
   Expenses allocated to discontinued operations .............        (2,351)       (3,962)         (597)
                                                                 ------------  ------------  ------------
     Total operating expense .................................        67,453        69,101        79,620
                                                                 ------------  ------------  ------------
Earnings from continuing operations before income taxes
   and minority interest in subsidiary .......................        31,518        34,797        12,864
Income tax expense ...........................................            --            --         3,870
                                                                 ------------  ------------  ------------
Earnings from continuing operations before minority
   interest in subsidiary ....................................        31,518        34,797         8,994
Minority interest in subsidiary ..............................            28            28            28
                                                                 ------------  ------------  ------------
Earnings from continuing operations ..........................        31,490        34,769         8,966

DISCONTINUED OPERATIONS:
   Loss from operations ......................................        (7,344)      (59,659)      (65,294)
   Loss on disposal ..........................................       (60,926)           --            --
                                                                 ------------  ------------  ------------

Net loss .....................................................   $   (36,780)  $   (24,890)  $   (56,328)
                                                                 ============  ============  ============
                                                                            (CONTINUED ON FOLLOWING PAGE)

                                  BANK PLUS CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (DOLLARS IN THOUSANDS)

                                                                           YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                     2000          1999          1998
                                                                 ------------  ------------  ------------
EARNINGS (LOSS) PER SHARE:
   Continuing operations:
     Basic....................................................   $      1.62   $      1.79   $      0.46
     Diluted..................................................          1.62          1.77          0.45
   Discontinued operations:
     Basic ...................................................         (3.51)        (3.07)        (3.36)
     Diluted..................................................         (3.51)        (3.03)        (3.31)
   Total:
     Basic....................................................         (1.89)        (1.28)        (2.90)
     Diluted..................................................         (1.89)        (1.26)        (2.86)
Weighted average common shares outstanding:
     Basic....................................................    19,470,400    19,460,941    19,395,337
     Diluted..................................................    19,498,391    19,677,509    19,713,947


                           See notes to consolidated financial statements.

                          BANK PLUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (DOLLARS IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                        ---------------------------------
                                                           2000       1999         1998
                                                        ---------   ---------   ---------
Net loss ............................................   $(36,780)   $(24,890)   $(56,328)
                                                        ---------   ---------   ---------
Other comprehensive (loss) earnings:
   Investment and MBS AFS:
     Unrealized holding gains (losses) arising during
       the period, net ..............................      6,236      (6,477)     (2,565)
     Reclassification adjustment for (gains) losses
       included in earnings/loss, net ...............         --          --      (1,461)
                                                        ---------   ---------   ---------
         Total ......................................      6,236      (6,477)     (4,026)
                                                        ---------   ---------   ---------
   Derivative financial instruments:
     Unrealized holding gains (losses) arising during
       the period, net ..............................         --          --       1,376
     Reclassification adjustment for losses
       included in earnings/loss, net ...............         --          --       4,322
                                                        ---------   ---------   ---------
         Total ......................................         --          --       5,698
                                                        ---------   ---------   ---------
   Other comprehensive earnings (loss) ..............      6,236      (6,477)      1,672
                                                        ---------   ---------   ---------

Comprehensive loss ..................................   $(30,544)   $(31,367)   $(54,656)
                                                        =========   =========   =========

                     See notes to consolidated financial statements.

                                      BANK PLUS CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (DOLLARS IN THOUSANDS)

                                                                         ACCUMULATED
                                       COMMON STOCK                         OTHER                       TOTAL
                                  ------------------------    PAID-IN   COMPREHENSIVE  ACCUMULATED  STOCKHOLDERS'
                                     SHARES       AMOUNT      CAPITAL    GAIN/(LOSS)     DEFICIT       EQUITY
                                  -----------  -----------  -----------  -----------   -----------   -----------
Balance, January 1, 1998 ......   19,367,215   $      194   $  274,432   $   (4,467)   $  (88,814)   $  181,345
Accumulated other comprehensive
   gain .......................           --           --           --        1,672            --         1,672
Exercise of stock options and
   other stock activity .......       66,828           --          699           --            --           699
Net loss for 1998 .............           --           --           --           --       (56,328)      (56,328)
                                  -----------  -----------  -----------  -----------   -----------   -----------
Balance, December 31, 1998 ....   19,434,043          194      275,131       (2,795)     (145,142)      127,388
Accumulated other comprehensive
   loss .......................           --           --           --       (6,477)           --        (6,477)
Exercise of stock options and
   other stock activity........       29,300            1          154           --            --           155
Net loss for 1999 .............           --           --           --           --       (24,890)      (24,890)
                                  -----------  -----------  -----------  -----------   -----------   -----------
Balance, December 31, 1999 ....   19,463,343          195      275,285       (9,272)     (170,032)       96,176
Accumulated other comprehensive
   gain .......................           --           --           --        6,236            --         6,236
Exercise of stock options and
   other stock activity .......        7,057           --           21           --            --            21
Net loss for 2000 .............           --           --           --           --       (36,780)      (36,780)
                                  -----------  -----------  -----------  -----------   -----------   -----------

Balance, December 31, 2000 ....   19,470,400   $      195   $  275,306   $   (3,036)   $ (206,812)   $   65,653
                                  ===========  ===========  ===========  ===========   ===========   ===========

                                 See notes to consolidated financial statements.

                                       BANK PLUS CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                             2000           1999           1998
                                                                         ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..........................................................   $   (36,780)   $   (24,890)   $   (56,328)
   Net loss from discontinued operations and loss on disposal ........        68,270         59,659         65,294
                                                                         ------------   ------------   ------------
   Earnings from continuing operations ...............................        31,490         34,769          8,966
   Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
        Provisions for estimated loan and real estate losses .........        (2,386)       (14,116)       (13,162)
        Net (gains) losses on sale of loans and securities ...........            --            552             10
        FHLB stock dividends .........................................        (1,898)        (2,216)        (3,699)
        Depreciation and amortization ................................         6,962          7,174          6,757
        Accretion of premiums, net deferred loan fees
          and amortization of discounts ..............................         3,369            (15)         7,449
        Deferred income tax (benefit) expense ........................            --            (56)         3,117
        Gain on sale of deposits .....................................       (25,072)        (5,914)            --
        Issuance of stock and stock options ..........................            --             --            460
   Purchases of MBS held for trading .................................            --             --        (48,978)
   Principal repayments of MBS held for trading ......................            --             --          2,829
   Proceeds from sales of MBS held for trading .......................            --             --         86,481
   Redemption (purchases) of FHLB stock ..............................         7,491         36,992         (1,250)
   Interest receivable (increase) decrease ...........................          (647)         4,362          5,364
   Other assets increase .............................................         1,771         19,079          6,446
   Interest payable increase (decrease) ..............................           173         (6,046)        (8,763)
   Other liabilities increase (decrease) .............................         9,658         (7,882)         4,012
                                                                         ------------   ------------   ------------
     Net cash provided by operating activities .......................        30,911         66,683         56,039
                                                                         ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities AFS ............................            --             --        (28,600)
   Maturities of investment securities AFS ...........................            --         28,831         10,000
   Proceeds from sales of investment securities AFS ..................            --             --         90,805
   Maturities of investment securities held to maturity ..............            --          1,143          2,280
   Purchases of MBS AFS ..............................................       (26,603)      (135,478)      (159,835)
   Principal repayments of MBS AFS ...................................       107,709        270,070        374,316
   Proceeds from sales of MBS AFS ....................................            --             --        167,343
   Purchase of derivative securities .................................            --             --         (5,322)
   Loans receivable, net decrease ....................................        85,391        333,570        275,396
   Proceeds from sale of real estate .................................         4,945         18,293         28,956
   Dispositions (purchases) of premises and equipment ................         1,116            161        (15,958)
                                                                         ------------   ------------   ------------
     Net cash provided by investing activities .......................       172,558        516,590        739,381
                                                                         ------------   ------------   ------------
                                                                                      (CONTINUED ON FOLLOWING PAGE)

                                       BANK PLUS CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (DOLLARS IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                             2000           1999           1998
                                                                         ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Demand deposits and passbook savings, net increase ................   $    22,341    $     1,442    $    34,156
   Certificate accounts, net decrease ................................       (33,372)      (298,188)        (3,426)
   Cash used to fund sale of deposits ................................      (135,555)      (117,985)            --
   Proceeds from FHLB advances .......................................         6,000         55,000        705,000
   Repayments of FHLB advances .......................................       (26,000)      (620,000)    (1,129,960)
   Proceeds from exercise of stock options ...........................            --             13            239
                                                                         ------------   ------------   ------------
Net cash used in financing activities ................................      (166,586)      (979,718)      (393,991)
Net cash provided by (used in) discontinued operations ...............        97,271        105,465       (186,867)
                                                                         ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents .................       134,154       (290,980)       214,562
Cash and cash equivalents at beginning of period .....................        89,527        380,507        165,945
                                                                         ------------   ------------   ------------

Cash and cash equivalents at end of the period .......................   $   223,681    $    89,527    $   380,507
                                                                         ============   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid on deposits, advances and other borrowings ..........   $   108,079    $   148,548    $   212,222
   Income tax payments (refunds) .....................................           218         (1,768)           755

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Real estate acquired through foreclosure ..........................         3,942         14,620         25,500
   Loans originated to finance sale of real estate owned ("REO") .....           694          2,116            189
   Stock awards and restricted stock issued ..........................            20            142             --
   Sale of deposits funded by loans and other assets:
     Deposits sold ...................................................       278,982          6,582             --
     Loans receivable ................................................      (251,121)          (136)            --
     Gain on sale of deposits ........................................       (25,072)        (5,914)            --
     Fixed assets ....................................................        (2,451)          (170)            --
     Other assets and liabilities ....................................          (338)          (362)            --

                                  See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Bank Plus Corporation ("Bank Plus") and subsidiaries. Bank Plus is the holding company for Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries (the "Bank" or "Fidelity") and Gateway Investment Services, Inc. ("Gateway") a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer (collectively, the "Company"). The Company offers a broad range of consumer financial services, including demand and term deposits, loans and uninsured investment products, including mutual funds and annuities. Fidelity operates through 29 full-service branches which are located in the Southern California counties of Los Angeles and Orange. Fidelity also has a branch located in Bloomington, Minnesota which is under contract to be sold. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 2000 presentation.

         CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and short-term repurchase agreements. Generally, federal funds are sold for one-day periods. There were $145.0 million of federal funds outstanding and $16.0 million of short-term repurchase agreements at December 31, 2000. At December 31, 2000, noninterest-earning cash reserves, maintained by Fidelity to meet requirements of the Federal Reserve System, totaled $4.2 million.

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

         MORTGAGE LOANS

         Loans are considered impaired when it is deemed probable that all principal and interest amounts due according to the contracted terms of the loan agreement will not be collected. The Company may measure impairment by discounting expected future cash flows at the loan's effective interest rate, or by reference to an observable market price, or by determining the fair value of the collateral for a collateral dependent asset. When a determination is made that foreclosure is probable, the Company will measure impairment based on the fair value of the collateral less estimated disposition costs.

         Interest on loans, including impaired loans, is credited to income as earned and is accrued only if deemed collectible. Unpaid interest is reversed when a loan becomes 90 days contractually delinquent or if management determines it is warranted prior to becoming 90 days delinquent. While a loan is on nonaccrual status, interest is recognized only as cash is received. Loan origination fees, certain direct costs of originating loans and discounts and premiums on purchased loans are deferred, classified with loans receivable on the consolidated statement of financial condition, and are credited or charged to interest income over the contractual or estimated life of the related loans using the interest method. When a loan is sold, the remaining unamortized origination fees, origination costs, discounts or premiums are recognized as an

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


adjustment to the related gain or loss on sale. Other loan fees and charges, including prepayment fees, late fees and other miscellaneous servicing fees, are recognized in income when charged.

         ALLOWANCES FOR ESTIMATED LOAN LOSSES

         The allowances for estimated loan losses represents the Company's estimate of identified and unidentified credit losses in the Company's loan portfolios. These estimates, while based upon historical loss experience and other relevant data, are ultimately subjective and inherently uncertain. The Company establishes specific valuation allowances ("SVAs") for estimated losses on loans where a loss has been identified and an allowance for loan and lease losses ("ALLL") for the inherent risk in the loan portfolios which has yet to be specifically identified. SVAs are allocated from the ALLL when, in the Company's judgment, a loan is impaired. When these estimated losses are determined to be permanent, such as when a mortgage loan is foreclosed and the related property is transferred to REO, the estimated loss is charged-off.

         The Company establishes the level of the ALLL utilizing several models and methodologies which are based upon a number of factors, including historical loss experience, the level of nonperforming and internally classified loans, the composition of the loan portfolio, estimated remaining lives of the various types of loans within the portfolio, prevailing and forecasted economic conditions and management's judgment. Additions to the ALLL, in the form of provisions, are reflected in the consolidated statements of operations. Allocations of SVAs are deducted from the ALLL and recoveries of previous allocations of SVAs are recorded as additions to the ALLL.

         LOAN SERVICING

         Fidelity services mortgage loans in its own portfolio and mortgage loans owned by investors. Fees earned for servicing loans owned by investors are reported as income when the related loan payments are collected. Loan servicing costs are charged to expense as incurred. The mortgage servicing rights are amortized in proportion to and over the period of estimated net future servicing fee income. The Company periodically evaluates capitalized mortgage servicing rights for impairment, which represents the excess of unamortized cost over fair value. Impairment, if identified, is recognized in a valuation allowance in the period of impairment. At December 31, 2000 and 1999, mortgage servicing rights were $0.8 million and $1.2 million and no valuation allowance was required.

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

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         DEPRECIATION AND AMORTIZATION

         Depreciation and amortization are computed principally on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lives of the respective leases or the useful lives of the improvements.

         INTANGIBLE ASSETS

         The excess of cost over the fair value of net assets acquired in connection with the acquisition of Hancock in 1997, which is included in other assets in the consolidated statements of financial condition, is being amortized to operations over fifteen years. The cost of core deposits purchased is being amortized to interest expense over the average life of the deposits acquired, generally five to ten years. At December 31, 2000, goodwill totaled $5.1 million and had a remaining life of 12 years and the cost of core deposits purchased totaled $5.1 million and had a remaining life of 4 years.

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137. "Accounting for Derivative instruments and Hedging Activities -- Deferred at the Effective Date of SFAS Statement No. 133", effective for financial statements for periods beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement allows derivatives to be designated as hedges only if certain criteria are met, with the resulting gain or loss on the derivative either charged to income or reported as a part of other comprehensive income. The Company has determined that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements, and as such no transition adjustment amounts have been disclosed in the December 31, 2000 financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - DISCONTINUED OPERATIONS

         In July 2000, the Board of Directors adopted a plan to dispose of its remaining credit card operations. As a result, the carrying values of the remaining credit card portfolios and other assets at June 30, 2000 have been reduced to their estimated sales values and the credit card operations are now reported as discontinued operations in the Company's consolidated financial statements. The remaining assets are expected to be disposed of through normal payoffs and sales in 2001. Summarized balance sheet data for the discontinued operations is as follows:

                                                       DECEMBER 31, DECEMBER 31,
                                                           2000        1999
                                                       -----------  -----------
                                                        (Dollars in thousands)
   Credit card balances and other receivables, net.... $    5,822   $  161,501
   Other assets........................................     3,921        3,351
   Other liabilities...................................    (2,245)         (32)
                                                       -----------  -----------

     Net assets....................................... $    7,498   $  164,820
                                                       ===========  ===========


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

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

         The following table summarizes the MBS AFS portfolio as of the dates indicated:

                                                                               UNREALIZED
                                                          AMORTIZED  --------------------------------   AGGREGATE
                                                            COST       GAINS     LOSSES       NET       FAIR VALUE
                                                          ---------  ---------  ---------   ---------   ----------
                                                                          (DOLLARS IN THOUSANDS)
DECEMBER 31, 2000:
MBS:
   Federal Home Loan Mortgage Corporation ("FHLMC") ...   $  1,992   $      8   $     --    $      8    $  2,000
   Federal National Mortgage Association ("FNMA") .....    144,892         --     (1,510)     (1,510)    143,382
   Government National Mortgage Association ("GNMA") ..     54,139         --       (389)       (389)     53,750
   Collateralized mortgage obligations ("CMO") ........     33,399         --     (1,161)     (1,161)     32,238
   Asset backed security ..............................     12,575         16         --          16      12,591
                                                          ---------  ---------  ---------   ---------   ---------

Total AFS .............................................   $246,997   $     24   $ (3,060)   $ (3,036)   $243,961
                                                          =========  =========  =========   =========   =========

DECEMBER 31, 1999:
MBS:
   FHLMC ..............................................   $  2,334   $     --   $    (46)   $    (46)   $  2,288
   FNMA ...............................................    135,621         --     (5,854)     (5,854)    129,767
   GNMA ...............................................     62,992         --     (1,946)     (1,946)     61,046
   Participation certificates .........................     21,508         --         --          --      21,508
   CMO ................................................     45,413         --     (1,306)     (1,306)     44,107
   Asset backed security ..............................     22,056         --        (95)        (95)     21,961
   Mortgage-backed note ...............................     39,581         --        (25)        (25)     39,556
                                                          ---------  ---------  ---------   ---------   ---------

Total AFS .............................................   $329,505   $     --   $ (9,272)   $ (9,272)   $320,233
                                                          =========  =========  =========   =========   =========


         There were no securities held to maturity as of December 31, 2000 or 1999.

         The weighted average yield of debt securities was 7.34% and 7.07% as of December 31, 2000 and 1999, respectively. The following table presents the AFS portfolio at December 31, 2000 by contractual maturity. Actual maturities on MBS may differ from contractual maturities due to prepayments.

                                                        AMORTIZED       UNREALIZED         AGGREGATE
                                                          COST        GAINS (LOSSES)      FAIR VALUE
                                                    ---------------  ----------------  ---------------
                                                                  (DOLLARS IN THOUSANDS)
     AFS:
        MBS:
          Within 1 year.........................    $       44,795   $            14   $       44,809
          Greater than 10 years.................           202,202            (3,050)         199,152
                                                    ---------------  ----------------  ---------------

     Total AFS..................................    $      246,997   $        (3,036)  $      243,961
                                                    ===============  ================  ===============


         No gains or losses were realized on the sale of debt securities during 2000, 1999 and 1998.

         At December 31, 2000 and 1999, interest receivable in the accompanying statements of financial condition include accrued interest receivable on debt securities of $2.7 million and $2.8 million, respectively.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

         In 1998 and 1997, the Company employed various derivative financial instruments to hedge valuation fluctuations in its trading and AFS securities portfolios. During 1998, the Company used futures on Treasury Notes to hedge the valuation fluctuations of its fixed rate MBS portfolio. Based on historical performance, futures on Treasury Notes provided an expectation of high correlation with the MBS. Based on the correlation analysis completed for the period ended June 30, 1998, it was determined that high correlation in the fluctuations of the fair values of the MBS and the hedge instruments had not occurred. Due to the volatility of the correlation between futures on Treasury Notes and the cost of a hedging program in relation to its benefits, the Company terminated this hedging program in July 1998. As a result, the Company recorded a loss of $4.0 million, which represented the extent to which the futures results had not been offset by the effects of price changes on the MBS. The remaining losses on the hedge program which totaled $5.0 million, were recorded as adjustments to the cost basis of the securities being hedged and are being amortized over the remaining life of the MBS as a yield adjustment. The amortization of the hedge loss was $0.5 million and $0.7 million for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, the remaining unamortized loss was $2.0 million. At December 31, 2000 and 1999, the Company had no dervative financial instruments outstanding.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LOANS RECEIVABLE

         Loans receivable are summarized as follows:

                                                            DECEMBER 31,
                                                   -----------------------------
                                                       2000             1999
                                                   ------------     ------------
                                                      (DOLLARS IN THOUSANDS)
   Real estate loans:
      Single family (1 to 4 units) ..............  $   464,507      $   550,840
                                                   ------------     ------------
      Multifamily:
         5 to 36 units ..........................      828,750        1,125,304
         37 units and over ......................      211,005          201,644
                                                   ------------     ------------
           Total multifamily ....................    1,039,755        1,326,948
                                                   ------------     ------------

      Commercial and industrial .................      142,072          125,417
                                                   ------------     ------------
           Total real estate loans ..............    1,646,334        2,003,205
   Other ........................................       10,402           14,259
                                                   ------------     ------------
   Total loans, gross ...........................    1,656,736        2,017,464
                                                   ------------     ------------
   Less:
      Undisbursed loan funds ....................          117               --
      Unearned (premiums) discounts, net ........       (6,213)          (8,163)
      Deferred loan fees and other ..............        2,921            3,148
      Allowances for estimated losses ...........       10,135           14,599
                                                   ------------     ------------
         Total ..................................        6,960            9,584
                                                   ------------     ------------

   Total loans, net .............................  $ 1,649,776      $ 2,007,880
                                                   ============     ============


         Fidelity's portfolio of mortgage loans serviced for others amounted to $188.5 million at December 31, 2000. The Bank previously sold the servicing rights to substantially all of the single family loans in the Bank's loan portfolio during the second quarter of 1996. The servicing rights to $938.5 million in loans were transferred and the Company realized a gain of $7.9 million. Such gains were accounted for as a reduction in the carrying value of the loans based on the relative fair values of the servicing sold and loans retained and was being accreted over the estimated life of the loans. The related accretion totaled $0.3 million and $1.2 million during 1999 and 1998, respectively. Fidelity repurchased the servicing rights to $488 million currently in its mortgage portfolio in the third quarter 1999. The remaining deferred servicing gain of $1.8 million was offset against the premium paid for this transaction.

         Fidelity's mortgage loan portfolio includes multifamily, commercial and industrial loans which depend primarily on operating income to provide debt service coverage. These loans generally have a greater risk of default than single family residential loans.

         The Company has modified the terms of certain of its mortgage loans to protect its investment by granting concessions to borrowers because of borrowers' financial difficulties. These modifications take several forms, including interest only payments for a limited time at current rates, a reduced loan balance in exchange for a payment of the loan or other terms that the Bank deems appropriate in the circumstances. Modifications are granted when the collateral is inadequate or the borrower does not have the ability or willingness to continue making scheduled payments and management determines that the modification is the best alternative for the collection of its investment. Modifications are reported as Troubled Debt Restructurings ("TDRs") as defined by SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", and accounted for in accordance with SFAS No. 15 and SFAS No.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


114, "Accounting by Creditors for Impairment of a Loan". At December 31, 2000 and 1999, outstanding TDRs totaled $23.8 million and $30.9 million, respectively.

         For the years ended December 31, 2000, 1999 and 1998, interest income of $1.8 million, $2.3 million and $4.0 million, respectively, was recorded on TDRs.

         Total loans on nonaccrual status was $3.8 million and $6.9 million at December 31, 2000 and 1999, respectively. The reduction in income related to nonaccrual loans was $0.1 million, $0.4 million and $1.9 million for 2000, 1999 and 1998, respectively.


NOTE 6 - REAL ESTATE OWNED

         REO, which is included in other assets, consists of the following at the dates indicated:

                                                                   DECEMBER 31,
                                                           --------------------------
                                                               2000          1999
                                                           ------------  ------------
                                                             (DOLLARS IN THOUSANDS)
     Real estate acquired through foreclosure............. $     1,941   $     3,080
     Allowance for estimated losses.......................        (522)         (658)
                                                           ------------  ------------

          Net............................................. $     1,419   $     2,422
                                                           ============  ============


         The following summarizes the results of REO operations for the periods indicated:

                                                                               YEAR ENDED DECEMBER 31,
                                                                            -----------------------------
                                                                              2000      1999       1998
                                                                            --------  --------   --------
                                                                               (DOLLARS IN THOUSANDS)
     Income (expenses) from:
        Real estate operations, net .....................................   $   680   $  (534)   $(2,384)
        Provision for estimated real estate losses, net of recoveries ...        28      (185)      (251)
                                                                            --------  --------   --------

         Net income (expense) from real estate operations ...............   $   708   $  (719)   $(2,635)
                                                                            ========  ========   ========

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - ALLOWANCE FOR ESTIMATED LOAN AND REAL ESTATE OWNED LOSSES

         The following summarizes the activity in the allowances for estimated loan and real estate losses for the periods indicated:

                                                       REAL ESTATE
                                           LOANS          OWNED          TOTAL
                                         ---------      ---------      ---------
                                                 (DOLLARS IN THOUSANDS)

   Balance at January 1, 1998 ........   $ 50,538       $  1,123       $ 51,661
                                         ---------      ---------      ---------
      Charge-offs ....................    (15,864)          (258)       (16,122)
      Recoveries and other ...........      5,062             23          5,085
                                         ---------      ---------      ---------
        Net charge-offs ..............    (10,802)          (235)       (11,037)
      Provision for losses ...........     (6,228)           251         (5,977)
                                         ---------      ---------      ---------

   Balance at December 31, 1998 ......     33,508          1,139         34,647
                                         ---------      ---------      ---------
      Charge-offs ....................     (7,970)          (273)        (8,243)
      Recoveries and other ...........      3,361           (392)         2,969
                                         ---------      ---------      ---------
        Net charge-offs ..............     (4,609)          (665)        (5,274)
      Provision for losses ...........    (14,300)           184        (14,116)
                                         ---------      ---------      ---------

   Balance at December 31, 1999 ......     14,599            658         15,257
                                         ---------      ---------      ---------
      Charge-offs ....................     (1,881)          (108)        (1,989)
      Recoveries and other ...........        276             --            276
                                         ---------      ---------      ---------
        Net charge-offs ..............     (1,605)          (108)        (1,713)
      Provision for losses ...........     (2,358)           (28)        (2,386)
      Loan sales .....................       (501)            --           (501)
                                         ---------      ---------      ---------

   Balance at December 31, 2000 ......   $ 10,135       $    522       $ 10,657
                                         =========      =========      =========


         At December 31, 2000 and 1999, the gross recorded investment in mortgage loans that are considered to be impaired was $19.4 million and $32.5 million, respectively. Included in these amounts are impaired mortgage loans of $5.6 million and $14.2 million at December 31, 2000 and 1999, respectively, for which SVAs have been established totaling $0.9 million and $2.1 million, respectively. The average balance of impaired mortgage loans was $9.7 million and $37.3 million for the year ended December 31, 2000 and 1999, respectively. The amount of interest income recognized on impaired mortgage loans was $1.5 million, $2.5 million and $2.9 million in 2000, 1999 and 1998, respectively.

         The amount of the Bank's allowance for loan losses represents management's estimate of the amount of loan losses likely to be incurred by the Bank during the next 12 months that were inherent in the loan portfolio balances at December 31, 2000, based upon various assumptions as to economic and other conditions. As such, the allowance for loan losses does not represent the amount of such losses that could be incurred under adverse conditions that management does not consider being the most likely to arise. In addition, management's classification of assets and evaluation of the adequacy of the allowance for loan losses is an ongoing process. Consequently, there can be no assurance that material additions to the Bank's allowance for loan losses will not be required in the future, thereby adversely affecting earnings and the Bank's ability to maintain or build capital. While management believes that the current allowance is adequate to absorb the known and inherent risks in the loan portfolio, no assurances can be given that the allowance is adequate or that economic conditions which may adversely affect the Bank's market area or other circumstances will not result in future loan losses, which may not be covered completely by the current allowance or may require an increased provision which could have a significant adverse effect on the Bank's consolidated financial condition, results of operations and levels of regulatory capital.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - DEPOSITS

         Deposits consist of the following balances at the dates indicated:

                                                                 DECEMBER 31,
                                           -----------------------------------------------------
                                                      2000                       1999
                                           -------------------------   -------------------------
                                                           WEIGHTED                   WEIGHTED
                                                           AVERAGE                    AVERAGE
                                             AMOUNT         RATE         AMOUNT         RATE
                                           -----------   -----------   -----------   -----------
                                                          (DOLLARS IN THOUSANDS)

TYPE OF ACCOUNT:
   Passbook ............................   $   40,353          2.00%   $   49,973      2.00%
   Checking and money market checking ..      332,564          1.46       369,071      1.34
   Money market savings ................       59,377          4.73        50,428      3.75
                                           -----------                 -----------
     Total transaction accounts ........      432,294          1.96       469,472      1.67
                                           -----------                 -----------
   Certificates of deposit ("CDs"):
     Less than $100,000 ................    1,130,023          5.49     1,422,303      4.71
     Greater than $100,000 .............      513,475          5.84       609,471      4.99
                                           -----------                 -----------
       Total CDs .......................    1,643,498          5.60     2,031,774      4.79
                                           -----------                 -----------

   Total deposits ......................   $2,075,792          4.85    $2,501,246      4.21
                                           ===========                 ===========


         Fidelity had noninterest-bearing checking accounts of $86.5 million and $105.3 million at December 31, 2000 and 1999, respectively. At December 31, 2000, CDs were scheduled to mature as follows:

                                                                      AMOUNT
                                                                  -------------
                                                                   (DOLLARS IN
     YEAR OF MATURITY                                               THOUSANDS)
     ----------------
          2001.................................................   $  1,323,707
          2002.................................................        300,517
          2003.................................................         12,350
          2004.................................................          3,495
          2005.................................................          3,057
          After 2005...........................................            372
                                                                  -------------

             Total.............................................   $  1,643,498
                                                                  =============


         The Company may utilize brokered deposits as a short-term means of funding. These deposits are obtained or placed by or through a deposit broker and are subject to certain regulatory limitations. The Company did not use this funding source in 2000 or 1999 and accordingly had no brokered deposits outstanding at December 31, 2000 and 1999.

         In 2000, the Company recorded gains of $25.1 million related to the sale of six of its retail branches with $415 million of deposits in three separate transactions. These sales were funded with $250 million of multifamily loans, $136 million of cash and $4 million of other assets. The $25.1 million net gain on sale of branches includes the expenses of the transactions and losses incurred in the disposition of mortgage loans delivered in the transactions. The net gain includes $0.7 million realized upon the expiration of an option to buy the Company's branch in Minnesota that was not exercised by the buyer.

         In 1999, the Company recorded gains of $5.9 million related to the sale of two branches with deposits of $124.6 million. These sales were funded with $117.8 million of cash.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

         FHLB advances are summarized as follows:

                                                                            DECEMBER 31,
                                                           --------------------------------------------
                                                                2000            1999           1998
                                                           -------------   -------------  -------------
                                                                      (DOLLARS IN THOUSANDS)
     Balance at year-end.................................. $         --    $     20,000   $    585,000
     Average amount outstanding during the year...........        2,119         435,377      1,005,388
     Maximum amount outstanding at any month-end..........       20,000         585,000      1,189,960
     Weighted average interest rate during the year.......        8.59%           5.62%          5.77%
     Weighted average interest rate at year-end...........          --%           8.61%          5.69%
     Secured by:
         FHLB Stock....................................... $     25,631    $     31,142   $     65,358
         Mortgage loans...................................      239,508         148,872        413,192
         Investment securities and MBS....................           --          28,133        367,729
                                                           -------------   -------------  -------------

          Total........................................... $    265,139    $    208,147   $    846,279
                                                           =============   =============  =============


NOTE 10 - OTHER BORROWINGS

         At December 31, 2000 and 1999, the Company's other borrowings consisted of Senior Notes of $51.5 million. These Senior Notes bear interest at 12%, payable quarterly, and mature in 2007. During 2000, Senior Note interest payments were funded by preferred and common stock dividends from Fidelity, cash on hand at Bank Plus, and dividends from Gateway. The liquidity for interest payments in the near term is expected to be provided by preferred stock and common stock dividends from Fidelity and common stock dividends from Gateway. Fidelity has been authorized by the OTS to make payments of dividends on its preferred stock so long as its core and risk-based capital ratios remain above 4.0% and 8.0%, respectively. During 2000, the OTS notified Fidelity that it was amending its authorization to require Fidelity to give the OTS 30 days notice prior to the payment of any preferred stock dividend. The OTS has also given approval for Fidelity to pay dividends on its common stock of $250,000 per quarter in February, May and August of 2001. The amount of the approved common stock dividend approximates the difference between the quarterly preferred stock dividend paid by Fidelity to Bank Plus and the quarterly interest payment on the Senior Notes. The authorization from the OTS does not constrain the OTS from restricting future dividend payments based on safety and soundness considerations or future examination findings, and no assurance can therefore be given that the OTS will permit future dividend payments by Fidelity to Bank Plus. Fidelity has received no indication from the OTS that it will object to the continued payment of preferred and common stock dividends.


NOTE 11 - BENEFIT PLANS

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

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The components of net pension costs are as follows for the periods indicated:

                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                  2000       1999        1998
                                               ---------   ---------   ---------
                                                     (DOLLARS IN THOUSANDS)
      Interest cost.........................   $    129    $    149    $    163
      Actual return on plan assets..........       (270)       (272)       (246)
      Net amortization and deferral.........         (6)        (93)        (69)
      Effect of partial settlements.........        159          28         120
                                               ---------   ---------   ---------

         Net pension costs (revenues).......   $     12    $   (188)   $    (32)
                                               =========   =========   =========


         The funded status of this plan was as follows as of the dates indicated:

                                                                              DECEMBER 31,
                                                                         ---------------------
                                                                            2000       1999
                                                                         ---------   ---------
                                                                         (DOLLARS IN THOUSANDS)
     Accumulated benefit obligation (all participants are vested).....   $ (1,777)   $ (1,953)
     Fair value of plan assets........................................      2,528       3,237
                                                                         ---------   ---------
         Net plan assets over projected benefit obligation............        751       1,284
     Unrecognized net transition gain.................................         --        (212)
     Minimum liability adjustment.....................................        308          --
                                                                         ---------   ---------

         Prepaid pension cost.........................................   $  1,059    $  1,072
                                                                         =========   =========
     Actuarial assumptions:
         Discount rate................................................       7.25%       7.50%
         Expected long-term rate of return on plan assets.............       9.00%       9.00%


         401(k) PLAN

         The Company has a 401(k) defined contribution plan available to all employees who have been with the Company for one year and have reached the age of 21. Employees may generally contribute up to 15% of their salary each year, and the Company matches 50% up to the first 6% contributed by the employee. The Company's contribution expense was $0.5 million, $0.5 million and $0.4 million in the years ended December 31, 2000, 1999 and 1998, respectively.

         DIRECTORS' RETIREMENT PLAN

         The Directors' Retirement Plan provides for non-employee directors who have at least three years of Board service and were board members prior to August 1994.

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

         If an eligible director's Board membership is terminated within two years following the effective date of a change in control, then he/she shall be eligible for a lump sum payment in an amount that is the greater of: (1) 150%

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


times average annual compensation during the preceding 3-year period, (2) the sum of all retirement benefits payable under normal retirement provisions described in the preceding paragraph, or (3) $78,000. The Company's accumulated benefit obligation was $0.9 million and $1.0 million at December 31, 2000 and 1999, and net pension costs were zero, $0.1 million, $0.3 million for 2000, 1999 and 1998, respectively.


NOTE 12 - INCOME TAXES

         Income tax expense (benefit) was comprised of the following for the periods indicated:

                                                                          YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------
                                                                      2000        1999        1998
                                                                    ---------   ---------   ---------
                                                                         (DOLLARS IN THOUSANDS)
     Current income tax expense:
         Federal................................................... $     --    $      7    $    716
         State.....................................................       --          49          37
                                                                    ---------   ---------   ---------
          Total....................................................       --          56         753
                                                                    ---------   ---------   ---------
     Deferred income tax expense (benefit):
         Federal...................................................       --         (35)      3,547
         State.....................................................       --         (21)       (430)
                                                                    ---------   ---------   ---------
          Total....................................................       --         (56)      3,117
                                                                    ---------   ---------   ---------

     Total income tax expense (benefit)............................ $     --    $     --    $  3,870
                                                                    =========   =========   =========


         Income tax asset (liability) was comprised of the following at the dates indicated:

                                                              DECEMBER 31,
                                                       -------------------------
                                                         2000             1999
                                                       ---------       ---------
                                                        (DOLLARS IN THOUSANDS)
     Current income tax asset (liability):
         Federal ....................................  $    270        $     --
         State ......................................        38              90
                                                       ---------       ---------
             Total ..................................       308              90
                                                       ---------       ---------
     Deferred income tax asset (liability):
         Federal ....................................    74,957          66,408
         Valuation allowance--Federal ...............   (72,302)        (63,753)
         State ......................................    14,936          15,726
         Valuation allowance--State .................   (13,691)        (14,481)
                                                       ---------       ---------
             Total ..................................     3,900           3,900
                                                       ---------       ---------

     Total income tax asset .........................  $  4,208        $  3,990
                                                       =========       =========

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The components of the net deferred tax asset (liability) are as follows at the dates indicated:

                                                                DECEMBER 31,
                                                           ---------------------
                                                             2000        1999
                                                           ---------   ---------
                                                          (DOLLARS IN THOUSANDS)
FEDERAL:
    Deferred tax assets:
      Bad debt and loan loss deduction ..................  $ 18,427    $ 34,528
      Net operating loss carryover ......................    52,808      34,891
      Alternative minimum tax credit carryover ..........     3,863       3,663
      Unrealized loss on securities AFS .................       338       3,245
      Unrealized loss on credit cards ...................     1,575          --
      Core deposits intangible ..........................     3,769       3,602
      Other .............................................     5,364       6,882
                                                           ---------   ---------
    Gross deferred tax assets ...........................    86,144      86,811
                                                           ---------   ---------
    Deferred tax liabilities:
      Loan fees and interest ............................    (3,271)     (4,397)
      FHLB stock dividends ..............................    (5,716)     (8,677)
      Mark to market adjustment .........................      (338)     (3,245)
      Other .............................................    (1,862)     (4,084)
                                                           ---------   ---------
    Gross deferred tax liabilities ......................   (11,187)    (20,403)
                                                           ---------   ---------
    Net deferred tax assets before valuation allowance ..    74,957      66,408
    Valuation allowance .................................   (72,302)    (63,753)
                                                           ---------   ---------

    Net deferred tax asset ..............................  $  2,655    $  2,655
                                                           =========   =========
STATE:
    Deferred tax assets:
      Bad debt and loan loss deduction ..................  $  7,077    $ 13,286
      Net operating loss carryover ......................     7,949       4,919
      Alternative minimum tax credit carryover ..........       461         404
      Core deposits intangible ..........................       358         305
      Unrealized loss on securities AFS .................       104         998
      Unrealized loss on credit cards ...................       488          --
      Other .............................................     1,863       1,730
                                                           ---------   ---------
    Gross deferred tax assets ...........................    18,300      21,642
                                                           ---------   ---------
    Deferred tax liabilities:
      Loan fees and interest ............................      (981)     (1,321)
      FHLB stock dividends ..............................    (1,770)     (2,668)
      Mark to market adjustment .........................      (127)     (1,042)
      Other .............................................      (486)       (885)
                                                           ---------   ---------
    Gross deferred tax liabilities ......................    (3,364)     (5,916)
                                                           ---------   ---------
    Net deferred tax assets before valuation allowance ..    14,963      15,726
    Valuation allowance .................................   (13,691)    (14,481)
                                                           ---------   ---------

    Net deferred tax asset ..............................  $  1,245    $  1,245
                                                           =========   =========

Combined total ..........................................  $  3,900    $  3,900
                                                           =========   =========

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

         In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", certain securities were classified as AFS during the year. Under SFAS No. 115, adjustments to the fair market value of securities held as AFS are reflected through an adjustment to stockholders' equity. No associated deferred tax asset was recorded in stockholder's equity as of December 31, 2000 and 1999, in accordance with the deferred tax recognition rules of SFAS No. 109.

         A reconciliation from the consolidated statutory federal income tax expense (benefit) to the consolidated effective income tax expense (benefit) follows for the periods indicated:

                                                                               YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------
                                                                          2000          1999         1998
                                                                      ------------   ------------   ------------
                                                                                (DOLLARS IN THOUSANDS)
      Statutory federal income tax benefit.........................   $   (12,863)   $    (8,702)   $   (18,351)
      Increases (reductions) in taxes resulting from:
          Franchise tax (benefit) expense, net of federal income
           tax and valuation allowance.............................            --             18           (256)
          Addition to valuation allowance..........................        11,456          8,642         22,230
          Loan loss reserve recapture..............................         1,904             --             --
          Goodwill amortization....................................           156            156            156
          Other....................................................          (653)          (114)            91
                                                                      ------------   ------------   ------------

      Income tax expense...........................................   $        --    $        --    $     3,870
                                                                      ============   ============   ============


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

         As of December 31, 2000, the Bank had an estimated NOL carryover for federal income tax purposes of $150.9 million expiring in years 2008 through 2020. Of this amount, $40.3 million is subject to annual utilization limitations imposed by IRC Section 382. For California franchise tax purposes, the Bank had an estimated NOL carryover of $73.3 million. Of the total $73.3 million California NOL, $2.7 million is subject to annual utilization limitations imposed by IRC Section 382.

         The Bank had an adjusted pre-1988 loan loss reserve balance of $20.9 million at December 31, 2000. This reserve is recaptured into taxable income in

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the event that Fidelity (i) ceases to be a "bank" or "thrift", or (ii) makes distributions to shareholders in excess of current or accumulated post-1951 earnings and profits, or (iii) makes distributions to shareholders in a partial or complete redemption or liquidation. Based on current estimates, the Bank has no post-1951 earnings and profits at December 31, 2000. As a result, the Bank's $5.2 million dividend distribution to its preferred stock and $0.2 million common stock distribution triggered a reserve recapture into taxable income for 2000. Under the provision of SFAS No. 109, a deferred tax liability has not been provided for the pre-1988 loan loss reserve. Further use of this reserve will require federal taxes to be provided at the then current income tax rate.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

         As of December 31, 2000, significant litigation outstanding against the Company included:

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

         CLASS ACTION SECURITIES LITIGATION. A class actions against the Company and its current and former chief executive officers allege failure to make adequate and timely disclosure of losses in the Bank's credit card operations.

         DURGA MA ARBITRATION. The plaintiff had two executed agreements with the Bank pertaining to proposed private label credit card programs under which cards would be issued by the Bank to customers of jewelry retailers. The Bank did not issue any cards under the programs, and the plaintiff commenced arbitration against the Bank for "breach of contract and fraud".

         INTERNET CASINO LITIGATION. The plaintiff, on behalf of a purported class, contends that she placed bets through a gambling site on the Internet, and charged her gambling expenses to a Fidelity MasterCard credit card. The plaintiff alleges that the Bank, by allowing its credit card to be used as a payment device for illegal gambling, violated a variety of federal and state statutes.

         CHOICE ONE LITIGATION. The plaintiff negotiated with the Bank with regard to a proposed affinity credit card program under which the Bank would issue cards to customers of the plaintiff to facilitate purchases of consumer goods marketed by the plaintiff. A written agreement was drafted but never signed, and the Bank never issued any cards under the proposed program. The plaintiff sued the Bank based on breach of contract and similar legal theories.

         VIRTUE CAPITAL ARBITRATION. The Bank entered into an agreement to sell to the plaintiff the Bank's branch office at the Mall of America in Minnesota. The plaintiff was not able to obtain regulatory approval to acquire the branch before the deadline established in the agreement or the extended deadline provided by the Bank. When the extended deadline passed, the Bank declined further extensions, terminated the agreement, and retained the funds that had been previously released to the Bank at the original contract deadline. The plaintiff commenced arbitration alleging that the Bank breached an oral promise to continue to extend the deadline.

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

         OTHER MATTERS. In concluding its May 1999 special limited compliance examination of the Bank's discontinued credit card operations (the "Special Compliance Examination"), the OTS requested that the Bank consent to an order requiring the Bank to document and maintain a comprehensive compliance and risk management program for any new lending activities (the "Consent Order"). The Consent Order requires the Bank to establish a compliance and risk management program to be used prior to offering any new lending product or service that it does not currently offer or engages in such activity with a third party and to maintain records consistent with regulations and records related to credit card programs and accounts. The Company believes that its current quality control, risk management and compliance programs for new lending activities fulfill substantially all of the requirements of the Consent Order; however compliance with the Consent Order will require additional administration and documentation of any future new lending activity. While the Company disagreed with the necessity of this regulatory action, it agreed to the Consent Order and to

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


certain other compliance-related corrective actions to maintain its regulatory relationships and to avoid the expense and management distraction of opposing the Consent Order.

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

         Fidelity enters into agreements to extend credit to customers on an ongoing basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Most commitments are expected to be drawn upon and, therefore, the total commitment amounts generally represent future cash requirements. At December 31, 2000, the Company had $4.2 million in commitments to fund loans. At December 31, 2000, the unused and available portion of the credit lines extended was $39.8 million related to overdraft reserve lines on checking accounts and other credit lines.

         As of December 31, 2000, the Company had certain mortgage loans with a gross principal balance of $40.6 million, of which $33.6 million had been put into the form of mortgage pass-through certificates, over various periods of time, leaving a balance of $7.0 million in loans retained by the Company. These mortgage pass-through certificates provide a credit enhancement to the investors in the form of the Company's subordination of its retained percentage interest to that of the investors. In this regard, the aggregate of $33.6 million are deemed Senior Mortgage Pass-Through Certificates and the $7.0 million in loans held by the Company are subordinated to the Senior Mortgage Pass-Through Certificates in the event of borrower default. Full recovery of the $7.0 million is subject to this contingent liability due to its subordination. The Senior Mortgage Pass-Through Certificates are owned by other investor institutions.

         The Company also effected the securitization by FNMA of multifamily mortgages wherein whole loans were swapped for Triple A rated MBS through FNMA's Alternative Credit Enhancement Structure ("ACES") program. These MBS were later sold and the current outstanding balance as of December 31, 2000 of $71.7 million is serviced by the Company, including commitments assumed as a result of the Hancock acquisition. As part of a credit enhancement to absorb losses relating to the ACES transaction, the Company has pledged and placed in a trust account, as of December 31, 2000, $15.4 million comprised of $11.7 million in cash and $3.7 million in U.S. Agency securities. The Company shall absorb losses, if any, which may be incurred on the securitized multifamily loans to the extent of $15.4 million. FNMA is responsible for any losses in excess of $15.4 million. The contingent liability for estimated credit losses related to

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


these items and the Senior Mortgage Pass-Through Certificates was $1.5 million and $1.8 million at December 31, 2000 and 1999, respectively, and is included in other liabilities.

         The Company conducts portions of its operations from leased facilities. All of the Company's leases are operating leases. At December 31, 2000, aggregate minimum rental commitments on operating leases with noncancelable terms in excess of one year were as follows:


                                                                 AMOUNT
                                                              ------------
     YEAR OF COMMITMENT                                  (DOLLARS IN THOUSANDS)
     ------------------
             2001............................................ $     3,300
             2002............................................       3,000
             2003............................................       2,300
             2004............................................       2,100
             2005............................................       1,300
             Thereafter......................................       4,300
                                                              ------------

              Total.......................................... $    16,300
                                                              ============


         Rental expenses were $3.3 million, $3.5 million and $3.7 million in 2000, 1999 and 1998, respectively.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - REGULATORY MATTERS

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

         The Bank's actual and required capital are as follows at the dates indicated:

                                                                                                      MINIMUM TO BE WELL
                                                                                                       CAPITALIZED UNDER
                                                                                  MINIMUM              PROMPT CORRECTIVE
                                                        ACTUAL              CAPITAL REQUIREMENT        ACTION PROVISIONS
                                                -----------------------   -----------------------   -----------------------
                                                  AMOUNT       RATIO        AMOUNT       RATIO        AMOUNT       RATIO
                                                ----------   ----------   ----------   ----------   ----------   ----------
                                                                           (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2000:
  Total capital (to risk-weighted assets).....  $ 113,158        9.02%    $ 100,322        8.00%    $ 125,402       10.00%
  Core capital (to adjusted tangible assets)..    104,791        4.76        88,061        4.00       110,077        5.00
  Tangible capital (to tangible assets).......    104,791        4.76        33,022        1.50               N/A
  Tier I capital (to risk-weighted assets)....    104,791        8.36               N/A                75,241        6.00
AS OF DECEMBER 31, 1999:
  Total capital (to risk-weighted assets).....  $ 159,952       10.09%    $ 126,796        8.00%    $ 158,495       10.00%
  Core capital (to adjusted tangible assets)..    139,689        5.22       107,041        4.00       133,843        5.00
  Tangible capital (to tangible assets).......    139,689        5.22        40,153        1.50               N/A
  Tier I capital (to risk-weighted assets)....    139,689        8.81                N/A               95,097        6.00

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table reconciles the Company's capital in accordance with GAAP to the Bank's tangible, core and risk-based capital at the dates indicated:

                                                   TANGIBLE      CORE       RISK-BASED
                                                   CAPITAL      CAPITAL      CAPITAL
                                                  ----------   ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
     AS OF DECEMBER 31, 2000:
       Consolidated stockholders' equity ......   $  65,653    $  65,653    $  65,653
       Adjustments:
         Fidelity's Preferred Stock ...........      51,750       51,750       51,750
         Bank Plus equity excluding Fidelity ..      (1,311)      (1,311)      (1,311)
                                                  ----------   ----------   ----------
       Fidelity's stockholders' equity ........     116,092      116,092      116,092
       Accumulated other comprehensive loss ...       3,036        3,036        3,036
       Adjustments:
         Intangible assets ....................     (10,436)     (10,436)     (10,436)
         Excess ALLL ..........................          --           --        8,681
         Net deferred tax assets ..............      (3,901)      (3,901)      (3,901)
         Assets required to be deducted .......          --           --         (314)
                                                  ----------   ----------   ----------

     Regulatory capital .......................   $ 104,791    $ 104,791    $ 113,158
                                                  ==========   ==========   ==========
     AS OF DECEMBER 31, 1999:
       Consolidated stockholders' equity ......   $  96,176    $  96,176    $  96,176
       Adjustments:
         Fidelity's Preferred Stock ...........      51,750       51,750       51,750
         Bank Plus equity excluding Fidelity ..      (1,250)      (1,250)      (1,250)
                                                  ----------   ----------   ----------
       Fidelity's stockholders' equity ........     146,676      146,676      146,676
       Accumulated other comprehensive loss ...       9,272        9,272        9,272
       Adjustments:
         Intangible assets ....................     (12,353)     (12,353)     (12,353)
         Excess ALLL ..........................          --           --       20,263
         Net deferred tax assets ..............      (3,906)      (3,906)      (3,906)
                                                  ----------   ----------   ----------

     Regulatory capital .......................   $ 139,689    $ 139,689    $ 159,952
                                                  ==========   ==========   ==========


         As of December 31, 2000 the Bank was "adequately capitalized", under the Prompt Corrective Action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The most constraining of the capital ratio measurements was risk-based capital to risk-weighted assets which had an excess of $12.8 million above the minimum level required to be considered adequately capitalized. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors.

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

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         As a result of the OTS' findings during their 1998 safety and soundness examination, the Bank was designated as a "problem institution" and in "troubled condition" which subjected the Bank to certain regulatory restrictions including, but not limited to: (i) a prohibition, absent OTS prior approval, on increases in total assets during any quarter in excess of an amount equal to net interest credited on deposit liabilities during the quarter, (ii) a requirement that the Bank submit to the OTS for prior review and approval the names of proposed new directors and senior executive officers and proposed employment contracts with any director or executive officer, (iii) a requirement that the Bank submit to the OTS for prior review and approval any third party contracts outside the normal course of business, and (iv) the ability of the OTS, in its discretion, to require 30 days prior notice of all transactions between the Bank and its affiliates.


NOTE 15 - EARNINGS PER SHARE

         The reconciliation of the numerators and denominators used in basic and diluted (loss) earnings per share ("EPS") follows for the periods indicated:

                                                                             YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                         2000          1999         1998
                                                                     ------------  ------------  ------------

      Weighted average common shares outstanding:
          Basic....................................................   19,470,400    19,460,941    19,395,337
          Effect of dilutive securities-- stock options............       14,453       214,543       317,785
          Effect of dilutive securities-- deferred stock awards....       13,538         2,025           825
                                                                     ------------  ------------  ------------

          Diluted..................................................   19,498,391    19,677,509    19,713,947
                                                                     ============  ============  ============


NOTE 16 - STOCK OPTION PLANS

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

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In conjunction with a restructuring of senior management, the Board of Directors approved the following in November 1998: (1) the majority of outstanding stock options granted, excluding options granted to directors, were cancelled and replaced by new stock options issued at an exercise price of $3.81, the closing stock price on November 19, 1998, (2) new and certain continuing members of executive management received grants of stock options, (3) all new stock options will vest based upon stock price performance (average closing price of $4.00-10%, $5.00-25%, $6.00-40%, $7.00-55%, $8.00-70%,
$9.00-85%, and $10.00-100%) or 100% vesting upon a change-in-control or after a 7 year period from the date of grant, and (4) the Stock Option Plan was amended to provide that the annual grant limit per employee has been increased from 100,000 to 750,000 shares. The options that had been granted prior to November 1998 vest over a four year period; 10% on the first anniversary of the date of grant and 30% on each subsequent anniversary date.

         The following is a summary of the Stock Option Plan for the periods indicated:

                                                                         AVERAGE
                                                              NUMBER      OPTION
                                                            OF OPTIONS    PRICE
                                                           -----------  --------
       Balance, January 1, 1998.........................    1,223,875   $  8.61
         Granted prior to November 1998.................      740,500     14.01
         Granted during and after November 1998.........    1,342,000      3.81
         Cancelled and expired..........................   (1,396,625)    11.11
         Exercised......................................      (23,000)    10.39
                                                           -----------
       Balance, December 31, 1998.......................    1,886,750      5.44
         Granted........................................      555,000      5.15
         Cancelled and expired..........................     (465,725)     8.46
         Exercised......................................       (3,400)     3.81
                                                           -----------
       Balance, December 31, 1999.......................    1,972,625      4.65
         Granted........................................      112,000      3.13
         Cancelled and expired..........................     (236,625)     6.49
         Exercised......................................           --        --
                                                           -----------

       Balance, December 31, 2000.......................    1,848,000      4.32
                                                           ===========

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of the outstanding stock options at December 31, 2000 follows:

                                                         WEIGHTED AVERAGE
                                     NUMBER                 REMAINING
        EXERCISE PRICES            OF OPTIONS            CONTRACTUAL LIFE
     ---------------------  -------------------------  --------------------
        $2.00--3.81                 1,561,500                  8.1
        $4.00--5.00                   216,000                  8.6
        $8.35--9.50                    55,500                  5.4
           $10.25                       7,500                  6.3
           $14.06                       7,500                  7.3
                                 -------------

     Total....................      1,848,000                  8.1
                                 =============


         At December 31, 2000, 485,125 stock options were vested and exercisable with exercise prices between $2.00 and $14.06 which have a weighted average remaining contractual life of 7.8 years.

         At December 31, 2000, the Company had 39,649 shares of restricted stock issued to senior officers which were expensed in prior years and the final portion vest on January 1, 2001.

         The following is a summary of deferred stock awards granted to non-employee directors:


                                                                      NUMBER
                                                                    OF SHARES
                                                                 --------------
       Balance, January 1, 1998...............................           6,982
         Awards earned........................................          20,564
         Stock issued.........................................          (8,272)
                                                                 --------------
       Balance, December 31, 1998.............................          19,274
                                                                 ==============

         In 1999, the non-employee directors stock compensation program was amended so that the value of deferred stock awards, including those outstanding at December 31, 1998, are payable in cash rather than stock upon the director's retirement from the Board. Compensation expense is measured based on the changes in the Company's stock price. Compensation expense recorded with regards to non-employee directors was $0.9 million and $0.1 million in 2000 and 1999, respectively.

         The fair value of options granted under the Stock Option Plan for 2000, 1999 and 1998 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for 2000, 1999 and 1998, respectively: no dividend yield, expected stock price volatility of 75%, 68% and 74% for 2000, 1999 and 1998, respectively, based on daily market prices for the preceding five year period, average risk free interest rate equivalent to the 10-year Treasury rate on the date of the grant of 5.11%, 6.42% and 4.68% for 2000, 1999 and 1998, respectively, and an option contract life of 10 years. The Company applied the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


its stock option plan. Accordingly, no compensation cost has been recognized for its Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates for awards under the Stock Option Plan consistent with the method of SFAS No. 123, the Company's net earnings and EPS for the years ended December 31, 2000, 1999 and 1998 would have been changed to the pro forma amounts indicated below:


                                                                            YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                      2000          1999           1998
                                                                   -----------   -----------   -----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Net (loss) to common stockholders:
         As reported ...........................................   $  (36,780)   $  (24,890)   $  (56,328)
         Pro forma .............................................      (36,877)      (25,566)      (57,061)
     Basic net (loss) earnings per common share:
         As reported ...........................................        (1.89)        (1.28)        (2.90)
         Pro forma .............................................        (1.89)        (1.31)        (2.94)
     Diluted net (loss) earnings per common share:
         As reported ...........................................        (1.89)        (1.26)        (2.86)
         Pro forma .............................................        (1.89)        (1.30)        (2.89)
     Weighted-average fair value per share of options granted ..         3.89          1.98          2.98


         On January 26, 2000 the Board of Directors approved an exercise price modification on 250,000 options for an executive officer from $6.00 to $3.00. As a result of the modification, the stock options, which were originally accounted for as fixed awards, are now accounted for as variable awards requiring the measurement of compensation cost from the date of modification to the date of exercise. In 2000, less than $0.1 million in compensation expense was recognized related to these stock options.

         Not included in the above table are 200,000 stock options issued to a third party in exchange for consulting services. Included in consulting expense is $0.2 million for the year ended December 31, 1998, related to the issuance of these options which had an average option price of $12.66. Associated with the settlement of obligations related to the termination of an executive officer, the Company issued 35,556 shares of stock to the executive officer and recorded $0.3 million of compensation expense in 1998.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following is the Company's disclosure of the estimated fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                     DECEMBER 31, 2000      DECEMBER 31, 1999
                                                  ----------------------  ----------------------
                                                   CARRYING     FAIR       CARRYING      FAIR
                                                    AMOUNT      VALUE       AMOUNT       VALUE
                                                  ----------  ----------  ----------  ----------
                                                              (DOLLARS IN THOUSANDS)
       Financial assets:
       MBS AFS ................................     243,961     243,961     320,233     320,233
       Loans receivable .......................   1,649,776   1,655,362   2,007,880   1,948,039
       Mortgage servicing rights ..............         762       3,185       1,186       5,733
       Net assets of discontinued operations ..       7,498       7,498     164,820     164,820
       Financial liabilities:
       Deposits ...............................   2,075,792   2,083,240   2,501,246   2,493,644
       FHLB advances ..........................          --          --      20,000      20,137
       Senior Notes ...........................      51,478      51,478      51,478      58,330


         The following methods and assumptions were used in estimating fair value disclosures for financial instruments:

         INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

         Estimated fair values for MBS are based on quoted market prices, where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable instruments.

         LOANS RECEIVABLE

         The estimated fair values of loans are based on an option adjusted cash flow valuation ("OACFV"). The OACFV includes forward interest rate simulations and uses a range of discount rates to adjust for the credit quality of loans. Such valuations may not be indicative of the value derived upon a sale of all or part of the portfolio.

         The fair value of loans other than mortgage loans is equal to the carrying amount of the related loans.

         MORTGAGE SERVICING RIGHTS

         The estimated fair values of mortgage servicing rights are based on quoted market prices of comparable instruments.

         NET ASSETS OF DISCONTINUED OPERATIONS

         The estimated fair value for December 31, 2000 is based on the Bank's sales of similar credit card portfolios and a discounted cash flow model. For December 31, 1999, a fair value was not estimated based on the relatively unseasoned portfolio and the high level of uncertainty related to the future performance of the portfolios.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         DEPOSITS

         The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand. The fair value of fixed rate CDs is estimated by using an OACFV analysis.

         BORROWINGS

         The estimated fair value for FHLB Advances is based on an OACFV model and for the Senior Notes is based on current market information regarding recent trading information.

         OTHER FINANCIAL INSTRUMENTS

         Financial instruments of the Bank as included in the consolidated statements of financial condition for which fair value approximates the carrying amount at December 31, 2000 and 1999 include "cash and cash equivalents", interest receivable, "investment in FHLB stock" and interest payable.


NOTE 18 - SUBSEQUENT EVENTS

         In March 2001, the OTS notified the Bank that it was removing the "problem institution" and "troubled condition" designations for the Bank. Effective March 2001, the Bank is no longer subject to the regulatory restrictions imposed as a result of these designations.

         While the Bank has been advised by the OTS that they will not seek any further corrective action by the Bank in connection with the Special Compliance Examination, in March 2001 the OTS made a referral to the Department of Justice (the "DOJ") for review of certain fair lending or other compliance issues arising from the Special Compliance Examination. The Bank believes that these issues primarily implicate the collection and origination activities of third parties; however, no assurance can be given that there will not be a DOJ investigation or other action regarding the Bank's fair lending or other compliance issues arising from the Special Compliance Examination or that potential future actions by the DOJ would not have a material adverse effect on the operations, financial condition or results of operations of the Bank or the Company. The Company believes, based on its knowledge of the issues and on the advice of its counsel, that any allegations of fair lending or other compliance violations by the Bank raised in the Special Compliance Examination are not meritorious, that the Bank has strong defenses against any such potential allegations. The legal responsibility and financial exposure with respect to this review presently cannot be reasonably ascertained.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                     FOURTH           THIRD          SECOND           FIRST
                                                      YEAR           QUARTER         QUARTER         QUARTER         QUARTER
                                                  -------------   -------------   -------------   -------------   -------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000:
   Interest income ............................   $    163,401    $     40,490    $     39,578    $     39,801    $     43,532
   Interest expense ...........................        105,270          26,822          26,036          25,272          27,140
                                                  -------------   -------------   -------------   -------------   -------------
     Net interest income ......................         58,131          13,668          13,542          14,529          16,392
   Provision for estimated loan losses ........         (2,358)           (500)           (900)         (1,500)            542
                                                  -------------   -------------   -------------   -------------   -------------
     Net interest income after provision for
        estimated loan losses .................         60,489          14,168          14,442          16,029          15,850
   Noninterest income .........................         38,482           2,689           4,494           8,110          23,189
   Operating expense ..........................         67,453          15,654          15,298          18,089          18,412
                                                  -------------   -------------   -------------   -------------   -------------
   Earnings from continuing operations before
     income taxes and minority interest in
     subsidiary ...............................         31,518           1,203           3,638           6,050          20,627
   Income tax expense .........................             --              --              --              --              --
   Minority interest in subsidiary ............             28               7               7               7               7
                                                  -------------   -------------   -------------   -------------   -------------
   Earnings from continuing operations ........         31,490           1,196           3,631           6,043          20,620
   Discontinued Operations:
     (Loss) gain from operations ..............         (7,344)             --              --              66          (7,410)
     (Loss) gain on disposal ..................        (60,926)            250            (832)        (27,944)        (32,400)
                                                  -------------   -------------   -------------   -------------   -------------

   Net (loss) earnings ........................   $    (36,780)   $      1,446    $      2,799    $    (21,835)   $    (19,190)
                                                  =============   =============   =============   =============   =============
   Earnings (loss) per share:
   Continuing operations:
     Basic ....................................   $       1.62    $       0.06    $       0.19    $       0.31    $       1.06
     Diluted ..................................   $       1.62    $       0.06    $       0.19    $       0.31    $       1.06
   Discontinued operations:
     Basic ....................................   $      (3.51)   $       0.01    $      (0.05)   $      (1.43)   $      (2.04)
     Diluted ..................................   $      (3.51)   $       0.01    $      (0.05)   $      (1.43)   $      (2.04)
   Total:
     Basic ....................................   $      (1.89)   $       0.07    $       0.14    $      (1.12)   $      (0.99)
     Diluted ..................................   $      (1.89)   $       0.07    $       0.14    $      (1.12)   $      (0.99)
   Weighted average common shares outstanding:
     Basic ....................................     19,470,400      19,470,400      19,470,400      19,470,400      19,470,400
     Diluted ..................................     19,498,391      19,555,128      19,522,245      19,488,210      19,477,618
   Market prices of common stock:
     High .....................................   $       4.00    $       4.00    $       3.94    $       3.31    $       3.19
     Low ......................................   $       1.44    $       3.00    $       2.88    $       1.44    $       1.63
                                                                                                        (CONTINUED ON NEXT PAGE)

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(CONTINUED)

                                                                     FOURTH           THIRD          SECOND           FIRST
                                                      YEAR           QUARTER         QUARTER         QUARTER         QUARTER
                                                  -------------   -------------   -------------   -------------   -------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999:
   Interest income ............................   $    203,153    $     44,456    $     49,647    $     54,001    $     55,049
   Interest expense ...........................        133,222          27,931          32,099          35,474          37,718
                                                  -------------   -------------   -------------   -------------   -------------
     Net interest income ......................         69,931          16,525          17,548          18,527          17,331
   Provision for estimated loan losses ........        (14,300)         (2,824)         (3,452)         (5,787)         (2,237)
                                                  -------------   -------------   -------------   -------------   -------------
     Net interest income after provision for
        estimated loan losses .................         84,231          19,349          21,000          24,314          19,568
   Noninterest income .........................         19,667           3,393           9,222           3,012           4,040
   Operating expense ..........................         69,101          17,635          16,617          16,524          18,325
                                                  -------------   -------------   -------------   -------------   -------------
   Earnings from continuing operations before
     income taxes and minority interest in
     subsidiary ...............................         34,797           5,107          13,605          10,802           5,283
   Income tax expense .........................             --              --              --              --              --
   Minority interest in subsidiary ............             28               7               7               7               7
                                                  -------------   -------------   -------------   -------------   -------------
   Earnings from continuing operations ........         34,769           5,100          13,598          10,795           5,276
   Loss from discontinued operations ..........        (59,659)        (13,953)        (15,998)        (26,429)         (3,279)
                                                  -------------   -------------   -------------   -------------   -------------

   Net (loss) earnings ........................   $    (24,890)   $     (8,853)   $     (2,400)   $    (15,634)   $      1,997
                                                  =============   =============   =============   =============   =============

   Earnings (loss) per share:
   Continuing operations:
     Basic ....................................   $       1.79    $       0.26    $       0.70    $       0.55    $       0.27
     Diluted ..................................   $       1.77    $       0.26    $       0.69    $       0.54    $       0.27
   Discontinued operations:
     Basic ....................................   $      (3.07)   $      (0.72)   $      (0.82)   $      (1.35)   $      (0.17)
     Diluted ..................................   $      (3.03)   $      (0.72)   $      (0.82)   $      (1.35)   $      (0.17)
   Total:
     Basic ....................................   $      (1.28)   $      (0.45)   $      (0.12)   $      (0.80)   $       0.10
     Diluted ..................................   $      (1.26)   $      (0.45)   $      (0.12)   $      (0.80)   $       0.10
   Weighted average common shares outstanding:
     Basic ....................................     19,460,941      19,463,343      19,463,343      19,461,082      19,455,887
     Diluted ..................................     19,677,509      19,478,007      19,788,790      19,827,507      19,698,549
   Market prices of common stock:
     High .....................................   $       6.38    $       4.25    $       6.38    $       6.38    $       5.13
     Low ......................................   $       2.69    $       2.69    $       3.13    $       4.06    $       3.94

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - PARENT COMPANY CONDENSED FINANCIAL INFORMATION

         This information should be read in conjunction with the other notes to the consolidated financial statements.

                              BANK PLUS CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION


                                                               DECEMBER 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
      ASSETS:
         Cash and cash equivalents...................... $     535    $     649
         Loans receivable...............................       159          159
         Investment in Preferred Stock of subsidiary....    51,478       51,478
         Investment in subsidiaries.....................    68,392      105,311
         Other assets...................................       380          418
                                                         ----------   ----------

      Total Assets...................................... $ 120,944    $ 158,015
                                                         ==========   ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY:
         Liabilities:
           Senior Notes................................. $  51,478    $  51,478
           Other liabilities............................       776        1,089
                                                         ----------   ----------
              Total Liabilities.........................    52,254       52,567
         Stockholders' equity...........................    68,690      105,448
                                                         ----------   ----------

      Total Liabilities and Stockholders' Equity........ $ 120,944    $ 158,015
                                                         ==========   ==========

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              BANK PLUS CORPORATION
                            STATEMENTS OF OPERATIONS


                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                 2000        1999        1998
                                               ---------   ---------   ---------
                                                    (DOLLARS IN THOUSANDS)
INCOME:
   Interest income ..........................  $      6    $     20    $     32
   Interest expense .........................     6,206       6,207       6,199
                                               ---------   ---------   ---------
Net interest (expense) income ...............    (6,200)     (6,187)     (6,167)
                                               ---------   ---------   ---------
OPERATING EXPENSE:
   Personnel and benefits ...................        --          59           3
   Occupancy ................................       150         268         150
   Professional services ....................       546         738         187
   Intercompany expense allocation ..........       393         393         359
   Write-off of investment ..................        --          --         558
   Other ....................................        50         218          49
                                               ---------   ---------   ---------
     Total operating expense ................     1,139       1,676       1,306
                                               ---------   ---------   ---------
Loss before income taxes ....................    (7,339)     (7,863)     (7,473)
Income tax expense (benefit) ................      (860)     (1,458)        180
                                               ---------   ---------   ---------
Loss before equity in undistributed (loss)
   earnings and minority interest of
   subsidiaries .............................    (6,479)     (6,405)     (7,653)
Equity in undistributed net (loss) earnings
   of subsidiaries ..........................   (30,273)    (18,457)    (48,647)
Minority interest in subsidiary .............       (28)        (28)        (28)
                                               ---------   ---------   ---------

Net (loss) earnings .........................  $(36,780)   $(24,890)   $(56,328)
                                               =========   =========   =========

                                BANK PLUS CORPORATION AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                        BANK PLUS CORPORATION
                                       STATEMENTS OF CASH FLOWS


                                                                         YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------
                                                                       2000        1999        1998
                                                                    ---------   ---------   ---------
                                                                         (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings...........................................   $(36,780)   $(24,890)   $(56,328)
   Equity in undistributed net loss
     (earnings) of subsidiaries .................................     30,573      18,457      48,647
   Minority interest in subsidiary ..............................         28          28          28
   Amortization of exchange offer ...............................         29          29          22
   Other assets (increase) decrease .............................         (6)       (126)        234
   Other liabilities (decrease) increase ........................       (313)       (240)        (39)
                                                                    ---------   ---------   ---------
     Net cash used in operating activities ......................     (6,469)     (6,742)     (7,436)
                                                                    ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in Bank Plus Credit Services Corporation ..........         16       2,226      (4,500)
   Investment in FFB ............................................         --      (2,200)         --
   Loans receivable decrease ....................................         --         444         120
                                                                    ---------   ---------   ---------
     Net cash provided by (used in) investment ..................         16         470      (4,380)
                                                                    ---------   ---------   ---------
activities

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends from subsidiaries ..................................      6,339       6,189      11,322
   Proceeds from exercise of stock options ......................         --          13         239
                                                                    ---------   ---------   ---------
     Net cash provided by financing activities ..................      6,339       6,202      11,561
                                                                    ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents ............       (114)        (70)       (255)
Cash and cash equivalents at beginning of period ................        649         719         974
                                                                    ---------   ---------   ---------

Cash and cash equivalents at the end of period...................   $    535    $    649    $    719
                                                                    =========   =========   =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
   Stock award and restricted stock issued.......................   $     20    $    142    $     --
   Bank Plus Credit Services dissolution and
     contribution to Fidelity....................................   $     --    $  3,612    $     --