Form 10-Q
period 2001-03-31
BANK PLUS CORP
filed 2001-05-14
CIK 1012616

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

                  For the quarterly period ended March 31, 2001

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 9, 2001, Registrant had outstanding 19,441,498 shares of Common Stock, par value $.01 per share.

================================================================================


                                             BANK PLUS CORPORATION


                                               TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Statements of Financial Condition as of
                 March 31, 2001 and December 31, 2000..................................................    1

              Consolidated Statements of Operations for the quarters ended
                 March 31, 2001 and 2000...............................................................    2

              Consolidated Statements of Comprehensive Income for the quarters ended
                 March 31, 2001 and 2000...............................................................    4

              Consolidated Statements of Cash Flows for the quarters ended
                 March 31, 2001 and 2000...............................................................    5

              Notes to Consolidated Financial Statements ..............................................    6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations............................................................................    8

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................   23

Item 4.       Submission of Matters to a Vote of Security Holders......................................   28

Item 6.       Exhibits and Reports on Form 8-K.........................................................   28

                 a. Exhibits...........................................................................   28

                 b. Reports on Form 8-K................................................................   30

                                                          i


                                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    BANK PLUS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                          2001            2000
                                                                                     --------------  --------------
ASSETS:
   Cash and cash equivalents......................................................   $     228,966   $     223,681
   Mortgage-backed securities ("MBS") available for sale ("AFS"), at fair value...         269,141         243,961
   Loans receivable, net of allowances for estimated loan losses of $10,016 and
     $10,135 at March 31, 2001 and December 31, 2000, respectively................       1,599,916       1,649,776
   Net assets of discontinued operations, at estimated disposition value..........           6,600           7,498
   Investment in Federal Home Loan Bank ("FHLB") stock............................          26,058          25,631
   Premises and equipment.........................................................          26,330          27,510
   Other assets...................................................................          35,593          34,264
                                                                                     --------------  --------------
Total Assets......................................................................   $   2,192,604   $   2,212,321
                                                                                     ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Deposits.....................................................................   $   2,057,929   $   2,075,792
     Senior notes.................................................................          51,478          51,478
     Other liabilities............................................................          13,223          19,126
                                                                                     --------------  --------------
        Total Liabilities.........................................................       2,122,630       2,146,396
                                                                                     --------------  --------------
   Commitments and contingencies
   Minority interest..............................................................             272             272

   Stockholders' equity:
     Common stock:
        Common stock, par value $.01 per share; 78,500,000 shares
          authorized; 19,477,054 and 19,470,400 shares outstanding
          at March 31, 2001 and December 31, 2000, respectively...................             195             195
        Paid-in capital...........................................................         275,484         275,306
     Accumulated other comprehensive loss.........................................          (1,389)         (3,036)
     Accumulated deficit..........................................................        (204,588)       (206,812)
                                                                                     --------------  --------------
        Total Stockholders' Equity................................................          69,702          65,653
                                                                                     --------------  --------------
Total Liabilities and Stockholders' Equity........................................   $   2,192,604   $   2,212,321
                                                                                     ==============  ==============


                                See notes to consolidated financial statements.
                                                       1

                               BANK PLUS CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              QUARTER ENDED MARCH 31,
                                                                          --------------------------------
                                                                               2001              2000
                                                                          --------------    --------------
Interest Income:
   Loans...............................................................   $      32,797     $      36,261
   MBS.................................................................           4,949             5,218
   Investment securities and other.....................................           2,576             2,053
                                                                          --------------    --------------
     Total interest income.............................................          40,322            43,532
                                                                          --------------    --------------
Interest Expense:
   Deposits............................................................          24,607            27,279
   Other borrowings....................................................           1,570             1,752
   Interest allocated to discontinued operations.......................             (94)           (1,891)
                                                                          --------------    --------------
     Total interest expense............................................          26,083            27,140
                                                                          --------------    --------------
Net interest income....................................................          14,239            16,392
Provision for estimated loan losses....................................              --               542
                                                                          --------------    --------------
Net interest income after provision for estimated loan losses..........          14,239            15,850
                                                                          --------------    --------------
Noninterest Income (Expense):
   Fee income from the sale of investment products.....................           1,581             2,006
   Fee income from deposits and other fee income.......................             641               813
   Loan fee income.....................................................             619               816
   Gain on sales of branches, net......................................              --            19,577
   Other income........................................................             268               108
   Real estate operations, net.........................................              23              (131)
                                                                          --------------    --------------
     Total noninterest income..........................................           3,132            23,189
                                                                          --------------    --------------
Operating Expense:
   Personnel and benefits..............................................           9,753             9,825
   Occupancy...........................................................           2,759             3,507
   Federal Deposit Insurance Corporation ("FDIC") insurance............           1,330             1,598
   Professional services...............................................           1,422             2,675
   Office-related expenses.............................................             757             1,072
   Other...............................................................             687               845
   Expenses allocated to discontinued operations.......................            (105)           (1,110)
                                                                          --------------    --------------
     Total operating expense...........................................          16,603            18,412
                                                                          --------------    --------------
Earnings from continuing operations before income
    taxes and minority interest........................................             768            20,627
Income tax benefit.....................................................          (1,461)               --
                                                                          --------------    --------------
Earnings from continuing operations before minority interest...........           2,229            20,627
Minority interest in subsidiary........................................               7                 7
                                                                          --------------    --------------
Earnings from continuing operations....................................           2,222            20,620
                                                                          --------------    --------------
Discontinued Operations:
   Loss from operations................................................              --            (7,410)
   Loss on disposal....................................................              --           (32,400)
                                                                          --------------    --------------

Net earnings (loss)....................................................   $       2,222     $     (19,190)
                                                                          ==============    ==============
                                                                                               (continued)

                           See notes to consolidated financial statements.
                                                  2

                               BANK PLUS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS -- CONTINUED
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              QUARTER ENDED MARCH 31,
                                                                          --------------------------------
                                                                               2001              2000
                                                                          --------------    --------------
EARNINGS (LOSS) PER SHARE:
   Continuing operations:
     Basic.............................................................   $        0.11     $        1.06
     Diluted...........................................................            0.11              1.06
   Discontinued operations:
     Basic ............................................................              --             (2.05)
     Diluted...........................................................              --             (2.05)
   Total:
     Basic.............................................................            0.11             (0.99)
     Diluted...........................................................            0.11             (0.99)

Weighted average common shares outstanding:
     Basic.............................................................      19,477,054        19,470,400
     Diluted...........................................................      19,719,998        19,477,459


                           See notes to consolidated financial statements.
                                                  3


                               BANK PLUS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                       (DOLLARS IN THOUSANDS)

                                                                              QUARTER ENDED MARCH 31,
                                                                          --------------------------------
                                                                               2001             2000
                                                                          --------------    --------------
Net earnings (loss).....................................................  $       2,222     $     (19,190)
Other comprehensive earnings:
   MBS AFS unrealized holding gains for the period, net.................          1,647               337
                                                                          --------------    --------------
Comprehensive earnings (loss)...........................................  $       3,869     $     (18,853)
                                                                          ==============    ==============




                           See notes to consolidated financial statements.
                                                  4


                               BANK PLUS CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)

                                                                              QUARTER ENDED MARCH 31,
                                                                          -------------------------------
                                                                              2001              2000
                                                                          --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earning (loss)................................................     $       2,222     $     (19,190)
   Net loss from discontinued operations and loss on disposal........                --            39,810
                                                                          --------------    --------------
   Earnings from continuing operations...............................             2,222            20,620
   Adjustments to reconcile earnings from continuing operations to net cash (used in) provided by operating activities:
        Provisions for estimated loan and real estate losses.........                 8               553
        Net gains on sale of loans and securities....................              (149)               --
        FHLB stock dividends.........................................              (425)             (433)
        Depreciation and amortization................................             1,584             1,691
        Accretion of premiums, net deferred loan fees and
          amortization of discounts..................................               752               402
        Deferred income tax benefit..................................            (1,452)               --
        Gain on sale of deposits.....................................                --           (19,577)
   Interest receivable decrease......................................               896             1,250
   Other assets increase.............................................              (679)           (1,570)
   Interest payable (decrease) increase..............................               (51)              126
   Other liabilities (decrease) increase.............................            (5,673)           11,128
                                                                          --------------    --------------
     Net cash (used in) provided by operating activities.............            (2,967)           14,190
                                                                          --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of MBS AFS...............................................           (87,576)               --
   Principal repayments of MBS AFS...................................            15,988            34,809
   Proceeds from sales of MBS AFS....................................            47,478                --
   Loans receivable, net decrease....................................            49,694            34,309
   Proceeds from sales of real estate................................               280             1,283
   Dispositions (purchases) of premises and equipment................                75            (2,943)
                                                                          --------------    --------------
     Net cash provided by investing activities.......................            25,939            67,458
                                                                          --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Demand deposits and savings, net increase (decrease)..............             2,821            (6,118)
   Certificate accounts, net decrease................................           (20,684)           (8,106)
   Proceeds from FHLB advances.......................................                --             6,000
   Repayments of FHLB advances.......................................                --           (20,000)
                                                                          --------------    --------------
     Net cash used in financing activities...........................           (17,863)          (28,224)
                                                                          --------------    --------------
Net cash provided by discontinued operations.........................               176            13,841
                                                                          --------------    --------------
Net increase in cash and cash equivalents............................             5,285            67,265
Cash and cash equivalents at beginning of period.....................           223,681            89,541
                                                                          --------------    --------------
Cash and cash equivalents at end of period...........................     $     228,966     $     156,806
                                                                          ==============    ==============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid on deposits, advances and other borrowings..........     $      25,849     $      28,523
   Income tax refunds................................................                10                24
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Real estate acquired through foreclosure..........................               405               543
   Stock awards and restricted stock issued..........................                19                20
   Sale of deposits funded by loans and other assets:
     Deposits sold....................................................               --           273,810
     Loans receivable.................................................               --          (251,028)
     Fixed assets.....................................................               --            (2,293)
     Other assets and liabilities.....................................               --              (912)

                           See notes to consolidated financial statements.
                                                  5

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED MARCH 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of March 31, 2001 and December 31, 2000, and the results of operations, statements of comprehensive income and statements of cash flows for the quarters ended March 31, 2001 and 2000. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 2001 presentation.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. The financial information provided herein, including the information under the heading Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A"), is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto, as of December 31, 2000 together with the MD&A as of such date.

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

                                                        MARCH 31,   DECEMBER 31,
                                                          2001           2000
                                                     ------------   ------------
                                                       (Dollars in thousands)
Credit card balances and other receivables, net...   $     5,288    $     5,822
Other assets......................................         2,026          3,921
Other liabilities.................................          (714)        (2,245)
                                                     ------------   ------------
   Net assets.....................................   $     6,600    $     7,498
                                                     ============   ============

     Interest costs have been allocated to the discontinued operations based on a rolling 12 month average of one-year fixed rate FHLB advances. Indirect general and administrative expenses not specifically identifiable with either the continuing operations or discontinued operations are allocated on the basis of direct operating expenses. Expenses allocated to discontinued operations for the quarters ended March 31, 2001 and 2000 were $0.1 million and $1.1 million, respectively.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED MARCH 31, 2001

     The net assets and results of operations of the credit card operations have been reclassified in the consolidated financial statements for prior periods as discontinued operations. In future periods, discontinued operations are not expected to have a material impact on the consolidated results of operations.


3. Earnings Per Share

     The reconciliation of the numerators and denominators used in basic and diluted earnings (loss) per share ("EPS") follows for the periods indicated:

                                                       Quarter ended March 31,
                                                     ---------------------------
                                                         2001           2000
                                                     ------------   ------------
 Weighted average common shares outstanding:
    Basic..........................................   19,477,054     19,470,400
    Effect of dilutive securities-- stock options..      242,944          7,059
                                                     ------------   ------------
    Diluted........................................   19,719,998     19,477,459
                                                     ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements included in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Bank Plus and Fidelity to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are referred to in Bank Plus's most recent Annual Report on Form 10-K as of December 31, 2000. A number of other factors may have a material adverse effect on the Company's financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; movements in market interest rates that reduce our margins or the fair value of the financial instruments we hold; restrictions imposed on the Bank's operations by regulators such as a prohibition on the payment of dividends to Bank Plus; the impact of future actions by the United States Department of Justice ("DoJ") on the Bank's financial condition or regulatory status; actions by the Bank's regulators or other governmental agencies having jurisdiction over the Bank that could adversely affect the Bank's regulatory compliance status or capital levels; an increase in the number of customers seeking protection under the bankruptcy laws which increases the amount of charge-offs; the effects of fraud or other contract breaches by third parties or customers; the effectiveness of the Company's collection efforts and the outcome of pending and future litigation. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Bank Plus disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


RECENT DEVELOPMENTS

     During the first quarter of 2001, the Office of Thrift Supervision ("OTS") upgraded the status of the Bank and removed the "problem association" and "troubled condition" designations. As a result, the Bank is no longer subject to certain regulatory restrictions related to those designations.

     At March 31, 2001, the Bank's regulatory capital status improved to "well capitalized".

     During the first quarter of 2001, the Bank was advised by the OTS that they will not seek any further Bank corrective action in connection with the May 1999 Special Limited Compliance Examination of the Bank's discontinued credit card operations ("Special Compliance Examination"). Additionally, in March 2001 the OTS made a referral to the DoJ for review of certain fair lending compliance issues arising from the Special Compliance Examination. The Bank believes that these issues primarily involve the origination and collection activities of third parties with which the Bank contracted regarding certain of its affinity credit card programs. Based upon recent initial settlement discussions with the DoJ it appears the DoJ may take the position that the Bank has some liability for the actions of those third parties. No assurance can be given that potential future actions by the DoJ would not have a material adverse effect on the operations, financial condition or results of operations of the Bank or the Company. The Company and the Bank believe that any allegations of fair lending or other compliance violations by the Bank are without merit and that the Bank has strong defenses against any such potential allegations.

     In 2000, the Company retained Sandler O'Neill to assist in the exploration of strategic alternatives. In that regard, the Company is currently in negotiations with potential acquirers. No assurance can be given that these negotiations will result in an agreement to sell the Company.

     During the first quarter of 2001, the Bank entered into an agreement to sell its Mall of America branch office located in Bloomington, Minnesota. The sale of this branch, which had deposits of $9.2 million at March 31, 2001, is scheduled to close during the second quarter of 2001. The Bank's branch office located in Corona del Mar will be closed when its lease expires in September 2001 and all customer deposits, which totaled $39 million at March 31, 2001, will be transferred to its Newport Beach branch.


RESULTS OF OPERATIONS

SUMMARY

     Earnings from continuing operations were $2.2 million for the quarter-ended March 31, 2001. Excluding the deferred tax benefit of $1.5 million recognized in the first quarter of 2001 and the gain on sales of branches in the first quarter of 2000, earnings from continuing operations were $0.8 million for the first quarter of 2001 as compared to $1.0 million for the first quarter of 2000.

     As of March 31, 2001, the net assets of discontinued operations were $6.6 million and no income or loss from discontinued operations was realized during the first quarter of 2001.

CONTINUING OPERATIONS

     Net interest income in the first quarter of 2001 decreased to $14.2 million from $16.4 million in the first quarter of 2000. This decrease was primarily due to managed reductions in interest earning assets in order to maintain regulatory capital compliance, which was accomplished through the sales of deposits. The average balance of interest earning assets decreased to $2.1 billion in the first quarter of 2001 from $2.4 billion in the first quarter of 2000.

     No provision for estimated loan losses was recorded for the first quarter of 2001, as compared to a $0.5 million provision in the first quarter of 2000. The low levels of provisions reflect the continuing strong performance of the Bank's mortgage loan portfolio.

     Excluding gains on the sale of branches in the first quarter of 2000, net noninterest income decreased to $3.1 million for the first quarter of 2001 as compared to $3.6 million for the first quarter of 2000. This decrease was primarily due to reductions in fees related to the sale of six branches during 2000 and lower fees from the sale of investment products, partially offset by improved results in real estate operations and a $0.1 million gain on the sale of securities. During the first quarter of 2001, the Company sold $47 million of fixed rate mortgage-backed securities to reduce future exposure to valuation losses on its investment securities portfolio in a rising interest rate environment.

     Operating expenses for the first quarter of 2001 decreased $1.8 million to $16.6 million as compared to the first quarter of 2000 primarily due to lower expenses as a result of the branch sales in 2000 and lower information systems expenses. In the second quarter of 2000, the Company's core information systems were converted to a new service bureau based system resulting in a significant decrease in data processing costs. As a result of the removal of the "problem association" and "troubled condition" designations by the OTS during the first quarter of 2001 and the Bank's return to a "well capitalized" status for regulatory capital purposes, the Bank expects to incur lower OTS assessment costs and reduced Federal Deposit Insurance Corporation ("FDIC") insurance costs.

     During the first quarter of 2001 the Company recognized deferred tax benefits of $1.5 million, which increased net deferred tax assets to $5.6 million. The primary reasons for the increase during the quarter are the Company's continued earnings and the projected benefits to be realized from reduced regulatory costs, including reduced FDIC insurance premiums.

NET INTEREST INCOME

     The following tables present the primary determinants of net interest income for the periods indicated. For the purpose of this analysis, nonaccruing mortgage loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

                                                                           QUARTER ENDED MARCH 31,
                                                  ----------------------------------------------------------------------------
                                                                   2001                                   2000
                                                  -------------------------------------  -------------------------------------
                                                    AVERAGE                  AVERAGE       AVERAGE                  AVERAGE
                                                     DAILY                    YIELD/        DAILY                    YIELD/
                                                    BALANCE     INTEREST      RATE         BALANCE     INTEREST      RATE
                                                  -----------  -----------  -----------  -----------  -----------  -----------
                                                                           (DOLLARS IN THOUSANDS)
 Interest-earning assets:
   Loans .......................................  $1,625,747   $   32,797         8.07%  $1,979,587   $   36,261         7.33%
   MBS..........................................     291,183        4,949         6.80      307,384        5,218         6.79
   Investment securities .......................     139,493        2,151         6.25       96,008        1,620         6.77
   Investment in FHLB stock ....................      25,920          425         6.65       31,433          433         5.54
                                                  -----------  -----------               -----------  -----------
      Total interest-earning assets ............  $2,082,343       40,322         7.75   $2,414,412       43,532         7.22
                                                  ===========  -----------               ===========  -----------
 Interest-bearing liabilities:
   Deposits:
    Demand deposits.............................  $  323,083        1,190         1.49   $  376,789        1,273         1.36
    Savings deposits............................      99,401          768         3.13      101,298          718         2.85
    Time deposits ..............................   1,629,443       22,649         5.55    2,033,318       25,288         4.93
                                                  -----------  -----------               -----------  -----------
      Total deposits ...........................   2,051,927       24,607         4.86    2,511,405       27,279         4.37
 Borrowings ....................................      51,478        1,570        12.20       59,819        1,752        11.78
                                                  -----------  -----------               -----------  -----------
    Sub-total interest-bearing liabilities......   2,103,405       26,177         5.05    2,571,224       29,031         4.53

 Interest allocated to discontinued operations..      (5,965)         (94)        6.35     (130,846)      (1,891)        5.88
                                                  -----------  -----------               -----------  -----------
 Total adjusted interest-bearing liabilities....  $2,097,440       26,083         5.05   $2,440,378       27,140         4.46
                                                  ===========  -----------               ===========  -----------
 Net interest income/interest rate spread.......               $   14,239         2.70                $   16,392         2.76
                                                               ===========                            ===========
 Net yield on interest-earning assets...........                                  2.66                                   2.71


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

                                                                        QUARTER ENDED MARCH 31, 2001
                                                                         COMPARED TO MARCH 31, 2000
                                                                           FAVORABLE (UNFAVORABLE)
                                                                   ---------------------------------------
                                                                     VOLUME         RATE           NET
                                                                   -----------   -----------   -----------
                                                                            (DOLLARS IN THOUSANDS)
Interest income:
   Loans.....................................................      $   (6,486)   $    3,022    $   (3,464)
   MBS.......................................................            (267)           (2)         (269)
   Investment securities.....................................             720          (189)          531
   Investment in FHLB stock..................................             (83)           75            (8)
                                                                   -----------   -----------   -----------
     Total interest income ..................................          (6,116)        2,906        (3,210)
                                                                   -----------   -----------   -----------
Interest expense:
   Deposits:
     Demand deposits.........................................             204          (121)           83
     Savings deposits........................................              17           (67)          (50)
     Time deposits...........................................           5,513        (2,874)        2,639
                                                                   -----------   -----------   -----------
     Total deposits ..........................................          5,734        (3,062)        2,672
   Borrowings ...............................................             180             2           182
                                                                   -----------   -----------   -----------
     Sub-total interest bearing liabilities...................          5,914        (3,060)        2,854
Interest allocated to discontinued operations.................         (1,725)          (72)       (1,797)
                                                                   -----------   -----------   -----------
     Total interest expense ..................................          4,189        (3,132)        1,057
                                                                   -----------   -----------   -----------
(Decrease) increase in net interest income ..................      $   (1,927)   $     (226)   $   (2,153)
                                                                   ===========   ===========   ===========

INCOME TAXES

     The Company's expected combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. As of March 31, 2001 and December 31, 2000, the Company's significant deferred tax assets, which primarily consisted of net operating loss carryforwards and bad debt timing differences, were reduced by a valuation allowance as required under Statement of Financial Accounting Standards ("SFAS") SFAS No. 109, "Accounting for Income Taxes." During the first quarter of 2001, the Company adjusted the valuation allowance required under SFAS No. 109 such that the amount of deferred tax assets recognized increased by $1.5 million to $5.6 million, resulting in $1.5 million of income tax benefits. The Company does not anticipate recording any significant amount of income tax benefits or expense during the remainder of 2001.

FINANCIAL CONDITION


ASSET QUALITY

     The Company's mortgage loan portfolio is primarily secured by assets located in Southern California and is comprised principally of single family and multifamily residential loans. At March 31, 2001, 28.5% of Fidelity's real estate loan portfolio consisted of single family residences (1 to 4 units), while 63.3% consisted of multifamily dwellings of 5 or more units.

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

   DELINQUENT LOANS

     The following tables present net delinquent mortgage loans at the dates indicated:

                                                                           QUARTERS ENDED
                                                 -------------------------------------------------------------------
                                                  MARCH 31,    DECEMBER 31, SEPTEMBER 30,   JUNE 30,      MARCH 31,
                                                    2001           2000        2000           2000          2000
                                                 -----------   -----------   -----------   -----------   -----------
                                                                        (DOLLARS IN THOUSANDS)
 Mortgage loan delinquencies by number of days:
    30 to 59 days............................... $    2,250    $    3,651    $    5,254    $    3,306    $    1,987
    60 to 89 days...............................        971         2,171         1,646         1,416         1,964
    90 days and over............................      3,818         3,695         3,331         2,308         5,462
                                                 -----------   -----------   -----------   -----------   -----------
      Total..................................... $    7,039    $    9,517    $   10,231    $    7,030    $    9,413
                                                 ===========   ===========   ===========   ===========   ===========
    As a percentage of outstanding balances:
      30 to 59 days.............................       0.14%         0.22%         0.31%         0.20%         0.12%
      60 to 89 days.............................       0.06          0.13          0.10          0.08          0.11
      90 days and over..........................       0.24          0.23          0.20          0.14          0.32
                                                 -----------   -----------   -----------   -----------   -----------
         Total..................................       0.44%         0.58%         0.61%         0.42%         0.55%
                                                 ===========   ===========   ===========   ===========   ===========

     The quality of the mortgage loan portfolio continued to improve during the first quarter 2001 as evidenced by historically low levels of delinquencies, NPLs and REO.

   NONPERFORMING AND CLASSIFIED ASSETS

     All assets and ratios are reported net of specific reserves unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                                                             QUARTERS ENDED
                                                   -------------------------------------------------------------------
                                                    MARCH 31,    DECEMBER 31, SEPTEMBER 30,   JUNE 30,      MARCH 31,
                                                      2001           2000        2000           2000          2000
                                                   -----------   -----------   -----------   -----------   -----------
                                                                          (DOLLARS IN THOUSANDS)
Nonperforming Assets ("NPAs") by Type:
   NPLs.........................................   $    3,963    $    3,849    $    3,468    $    2,377    $    5,513
   Real Estate Owned ("REO")....................        1,536         1,419         1,070         2,886         1,671
   Other repossessed assets.....................            3             7             8            --            --
                                                   -----------   -----------   -----------   -----------   -----------
     Total NPAs.................................   $    5,502    $    5,275    $    4,546    $    5,263    $    7,184
                                                   ===========   ===========   ===========   ===========   ===========
Number of REO properties........................           24            22            21            27            30
                                                   ===========   ===========   ===========   ===========   ===========
NPAs by Composition:
   Single family (1 to 4 units).................   $    3,941    $    4,558    $    3,810    $    3,210    $    5,036
   Multifamily 5 units and over.................          781            --            --         1,470         1,598
   Commercial and other.........................        1,154         1,078         1,136         1,136         1,136
   Consumer.....................................          148           161           145            69            51
   REO valuation allowances.....................         (522)         (522)         (545)         (622)         (637)
                                                   -----------   -----------   -----------   -----------   -----------
     Total NPAs.................................        5,502         5,275         4,546         5,263         7,184
   Total troubled debt restructurings ("TDRs")..       22,659        23,737        25,188        24,855        28,259
                                                   -----------   -----------   -----------   -----------   -----------
     Total TDRs and NPAs........................   $   28,161    $   29,012    $   29,734    $   30,118    $   35,443
                                                   ===========   ===========   ===========   ===========   ===========
Classified Assets:
   NPAs.........................................   $    5,502    $    5,275    $    4,546    $    5,263    $    7,184
   Performing classified loans .................       30,628        34,851        43,728        41,881        43,429
   Other classified assets......................          588           650           597           500           842
                                                   -----------   -----------   -----------   -----------   -----------
     Total classified assets....................   $   36,718    $   40,776    $   48,871    $   47,644    $   51,455
                                                   ===========   ===========   ===========   ===========   ===========
Classified Asset Ratios:
   NPLs to total assets.........................         0.18%         0.17%         0.16%         0.11%         0.24%
   NPLs to total loans..........................         0.25%         0.23%         0.21%         0.14%         0.32%
   NPAs to total assets.........................         0.25%         0.24%         0.21%         0.24%         0.32%
   TDRs to total assets.........................         1.04%         1.07%         1.16%         1.13%         1.27%
   NPAs and TDRs to total assets................         1.29%         1.31%         1.37%         1.37%         1.59%
   Classified assets to total assets............         1.68%         1.87%         2.25%         2.16%         2.28%
   REO to NPAs..................................        27.92%        26.90%        23.53%        54.84%        23.26%
   NPLs to NPAs.................................        72.03%        72.97%        76.29%        45.16%        76.74%

     Total classified assets decreased $4.1 million from December 31, 2000 to March 31, 2001. This decrease reflects the improvement in mortgage loan delinquencies and in the performance of the underlying income properties.

   ALLOWANCE FOR ESTIMATED LOAN AND REO LOSSES

     The following schedule summarizes the activity in the Bank's allowances for estimated loan and REO losses:

                                                                          QUARTER ENDED MARCH 31,
                                                                        ---------------------------
                                                                            2001           2000
                                                                        ------------   ------------
                                                                           (DOLLARS IN THOUSANDS)
             Balance at beginning of period.............................$    10,657    $    15,257
                                                                        ------------   ------------
                Charge-offs.............................................       (127)        (1,087)
                Allocation of reserves to loans sold....................         --           (501)
                Recoveries..............................................         --             72
                                                                        ------------   ------------
                  Net charge-offs.......................................       (127)        (1,516)
                                                                        ------------   ------------
                Provision:
                  Estimated loan losses.................................         --            542
                  REO...................................................          8             11
                                                                        ------------   ------------
             Balance at end of period...................................$    10,538    $    14,294
                                                                        ============   ============
             Ratio of net charge-offs during the period to average
                loans outstanding.......................................       0.01%          0.08%


     The following table presents loan and REO charge-offs and recoveries by property type, where applicable, for the periods indicated:

                                                                          QUARTER ENDED MARCH 31,
                                                                        ---------------------------
                                                                            2001           2000
                                                                        ------------   ------------
                                                                           (DOLLARS IN THOUSANDS)
             Charge-offs:
                Single family (1 to 4 units)............................$        30    $       236
                Multifamily (5 or more units)...........................         --             36
                Commercial and industrial...............................         26             55
                Other...................................................         71            760
                                                                        ------------   ------------
             Total charge-offs..........................................$       127    $     1,087
                                                                        ============   ============

             Recoveries:
                Single family (1 to 4 units)............................$        --    $        14
                Multifamily (5 or more units)...........................         --             29
                Commercial and industrial...............................         --             29
                                                                        ------------   ------------
             Total recoveries...........................................$        --    $        72
                                                                        ============   ============

     The following table sets forth the allowance for estimated loan and REO losses at the dates indicated:

                                                                       QUARTERS ENDED
                                             -------------------------------------------------------------------
                                              MARCH 31,    DECEMBER 31, SEPTEMBER 30,   JUNE 30,      MARCH 31,
                                                2001           2000        2000           2000          2000
                                             -----------   -----------   -----------   -----------   -----------
                                                                    (DOLLARS IN THOUSANDS)
Loans:
   ALLL .................................    $    9,237    $    8,681    $    8,925    $    9,574    $   10,895
   Specific Valuation Allowance ("SVA")..           779         1,454         1,889         2,436         2,762
                                             -----------   -----------   -----------   -----------   -----------
     Total ALLL and SVA..................        10,016        10,135        10,814        12,010        13,657
REO valuation allowances.................           522           522           545           622           637
                                             -----------   -----------   -----------   -----------   -----------
Total allowances.........................    $   10,538    $   10,657    $   11,359    $   12,632    $   14,294
                                             ===========   ===========   ===========   ===========   ===========
Selected ratios:
   Total allowances to net loans and REO..         0.65%         0.64%         0.67%         0.75%         0.83%
   Total ALLL to:
     Net loans...........................          0.57%         0.52%         0.53%         0.57%         0.63%
     Net NPLs............................        233.08%       225.54%       257.28%       402.78%       197.62%
     Net loans and REO...................          0.57%         0.52%         0.53%         0.57%         0.64%
     Net NPAs............................        167.88%       164.57%       196.28%       181.91%       151.66%
     Total assets........................          0.42%         0.39%         0.41%         0.43%         0.48%


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

     The Bank's actual and required capital are as follows at the dates indicated:

                                                                         TO BE CATEGORIZED
                                                                           AS ADEQUATELY           TO BE CATEGORIZED
                                                     ACTUAL                 CAPITALIZED           AS WELL CAPITALIZED
                                           ------------------------  ------------------------  ------------------------
                                              AMOUNT       RATIO       AMOUNT        RATIO       AMOUNT        RATIO
                                           -----------  -----------  -----------  -----------  -----------  -----------
                                                                       (DOLLARS IN THOUSANDS)
AS OF MARCH 31, 2001:
  Total capital (to risk-weighted
    assets)..............................  $  120,776        10.43%  $   92,642         8.00%  $  115,803        10.00%
  Core capital (to adjusted tangible
    assets)..............................     111,853         5.12       87,332         4.00      109,165         5.00
  Tangible capital (to tangible assets)..     111,853         5.12       32,750         1.50               N/A
  Core capital (to risk-weighted
    assets)..............................     111,853         9.66               N/A               69,482         6.00
AS OF MARCH 31, 2000:
  Total capital (to risk-weighted
    assets)..............................  $  138,559        10.09%  $  109,908         8.00%  $  137,385        10.00%
  Core capital (to adjusted tangible
    assets)..............................     121,027         5.12       94,620         4.00      118,275         5.00
  Tangible capital (to tangible assets)..     121,027         5.12       35,483         1.50               N/A
  Core capital (to risk-weighted
    assets)..............................     121,027         8.81               N/A               82,431         6.00

     The following table reconciles the Company's stockholders' equity to the Bank's tangible, core and risk-based capital at the dates indicated:

                                                             TANGIBLE                     RISK-BASED
                                                           ------------      CORE        -----------
                                                             CAPITAL        CAPITAL        CAPITAL
                                                           ------------   ------------   ------------
                                                                     (DOLLARS IN THOUSANDS)
      AS OF MARCH 31, 2001:
        Consolidated stockholders' equity................. $    69,702    $    69,702    $    69,702
        Adjustments:
          Fidelity's Preferred Stock......................      51,750         51,750         51,750
          Bank Plus equity excluding Fidelity.............       2,221          2,221          2,221
                                                           ------------   ------------   ------------
        Fidelity's stockholders' equity...................     123,673        123,673        123,673
        Accumulated other comprehensive loss..............       1,389          1,389          1,389
        Adjustments:
          Intangible assets...............................      (9,956)        (9,956)        (9,956)
          ALLL............................................          --             --          9,237
          Disallowed deferred tax assets..................      (3,253)        (3,253)        (3,253)
          Assets required to be deducted..................          --             --           (314)
                                                           ------------   ------------   ------------
      Regulatory capital.................................. $   111,853    $   111,853    $   120,776
                                                           ============   ============   ============
      AS OF MARCH 31, 2000:
        Consolidated stockholders' equity................. $    77,344    $    77,344    $    77,344
        Adjustments:
          Fidelity's Preferred Stock......................      51,750         51,750         51,750
          Bank Plus equity excluding Fidelity.............      (1,222)        (1,222)        (1,222)
                                                           ------------   ------------   ------------
        Fidelity's stockholders' equity...................     127,872        127,872        127,872
        Accumulated other comprehensive loss..............       8,935          8,935          8,935
        Adjustments:
          Intangible assets...............................     (11,873)       (11,873)       (11,873)
          ALLL............................................          --             --         17,532
          Disallowed deferred tax assets..................      (3,907)        (3,907)        (3,907)
                                                           ------------   ------------   ------------
      Regulatory capital.................................. $   121,027    $   121,027    $   138,559
                                                           ============   ============   ============


     As of March 31, 2001, the Bank was "well capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. As of March 31, 2001, the most constraining of the capital ratio measurements under the PCA requirements was core capital to total assets which had an excess of $2.7 million above the minimum level required to be considered well capitalized. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors.

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

   DEPOSITS

     The largest source of funds for the Company is deposits. Customer deposits are insured by the FDIC to the maximum amount permitted by law. The following table presents the distribution of deposit accounts at the dates indicated:

                                                                 MARCH 31,    DECEMBER 31,     MARCH 31,
                                                                   2001           2000           2000
                                                               ------------   ------------   ------------
                                                                         (DOLLARS IN THOUSANDS)
   Checking accounts.......................................    $   339,054    $   332,564    $   343,446
   Passbook accounts.......................................         41,648         40,353         39,571
   Money market savings accounts...........................         54,413         59,377         49,682
                                                               ------------   ------------   ------------
      Total transaction accounts...........................        435,115        432,294        432,699
                                                               ------------   ------------   ------------
   Certificates of Deposit ("CDs"):
      Less than $100,000...................................      1,098,112      1,130,023      1,237,574
      Greater than $100,000................................        524,702        513,475        542,939
                                                               ------------   ------------   ------------
        Total CDs..........................................      1,622,814      1,643,498      1,780,513
                                                               ------------   ------------   ------------
   Total deposits..........................................    $ 2,057,929    $ 2,075,792    $ 2,213,212
                                                               ============   ============   ============
   Weighted average interest rate on deposits..............           4.68%          4.85%          4.36%
                                                               ============   ============   ============

     There were no brokered deposits outstanding at the dates indicated above.

     The following table provides information with regards to the Bank's most recent quarterly experience in the levels of and pricing of CDs for the period indicated:

                                                                                       WEIGHTED AVERAGE RATE
                                                                                     -------------------------
                                           MATURITIES/     NEW OR                       NET          NEW OR
                                           WITHDRAWALS     RENEWED     NET CHANGE    WITHDRAWALS     RENEWED
                                           -----------   -----------   -----------   -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
 CDs maturing in quarter ended:
     March 31, 2000....................    $  665,225    $  676,358    $   11,133          4.53%         5.24%
     June 30, 2000.....................       454,380       453,744          (636)         4.88          5.56
     September 30, 2000................       434,029       384,317       (49,712)         4.95          5.68
     December 31, 2000.................       386,977       369,243       (17,734)         5.15          5.68
     March 31, 2001....................       392,909       372,225       (20,684)         5.43          4.79

     The distribution of certificate accounts by date of maturity is an important indicator of the relative stability of a major source of funds. Longer term certificate accounts generally provide greater stability as a source of funds, but currently entail greater interest costs than passbook accounts. The following tables summarize certificate accounts by maturity and weighted average rate at March 31, 2001:

                                                                WEIGHTED
                                                                 AVERAGE
                                                    AMOUNT        RATE
                                                 -----------   -----------
      MATURES IN QUARTER ENDED:                   (DOLLARS IN THOUSANDS)
      -------------------------

   June 30, 2001.................................$  366,943          5.82%
   September 30, 2001............................   355,844          5.67
   December 31, 2001.............................   273,004          5.67
   March 31, 2002................................   325,100          5.12
   June 30, 2002.................................    93,249          5.11
   September 30, 2002............................    81,534          4.59
   December 31, 2002.............................    35,268          5.00
   March 31, 2003 and after......................    91,872          5.06
                                                 -----------   -----------
      Total CDs..................................$1,622,814          5.46%
                                                 ===========   ===========

   BORROWINGS

     As of March 31, 2001 and December 31, 2000, the Company's only borrowings were $51.5 million of Senior Notes which carry an interest rate of 12.0%.

   UNDRAWN SOURCES

     The Company maintains other sources of liquidity to draw upon, which at March 31, 2001 include (a) available credit with the FHLB of $329.2 million, (b) $264.1 million in unpledged securities available to be placed in reverse repurchase agreements or sold, (c) available credit facilities at the Federal Reserve Bank of $100 million and the ability under Federal Regulations to borrow $125 million through the use of brokered CDs.

   CONTINGENT OR POTENTIAL USES OF FUNDS

     The Bank had unfunded loans totaling $19.3 million and $4.2 million at March 31, 2001 and December 31, 2000, respectively. Additionally, unused lines of credit related to other loans totaled $33.9 million and $34.1 million at March 31, 2001 and December 31, 2000, respectively.

   LIQUIDITY

     The regulatory required average daily balance of liquid assets is 4% of the liquidity base, which is based on a quarterly average. The Bank's quarterly average regulatory liquidity ratio was 25.80% and 17.81% for the quarters ended March 31, 2001 and 2000, respectively.

   HOLDING COMPANY LIQUIDITY

     At March 31, 2001, Bank Plus had cash and cash equivalents of $0.7 million. Bank Plus has no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity and Gateway in order to fund its cash needs, including its payment obligations on the $51.5 million senior notes.

     During the quarter, Bank Plus made its scheduled interest payment on its Senior Notes. The liquidity for interest payments in the near term is expected to be provided by preferred and common stock dividends from the Bank and currently projected liquidity at the holding company. The Bank has been authorized by the OTS to make payments of dividends on its preferred stock so long as its core and risk-based capital ratios remain above 4.0% and 8.0%, respectively. The Bank is required to give the OTS 30 days notice prior to the payment of any preferred stock dividend. The OTS has also given approval for the Bank to pay dividends on its common stock of $250,000 per quarter in May and August of 2001. The amount of the approved common stock dividend approximates the difference between the quarterly preferred stock dividend paid by the Bank to Bank Plus and the quarterly interest payment on the Senior Notes. The authorization from the OTS does not constrain the OTS from restricting future dividend payments based on safety and soundness considerations or future examination findings, and no assurance can therefore be given that the OTS will permit future dividend payments by Fidelity to Bank Plus. The Bank has received no indication from the OTS that it will object to the continued payment of preferred dividends.

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

     The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of March 31, 2001. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions, including those stated in the notes to the table.

                                    MATURITY AND RATE SENSITIVITY ANALYSIS
                                                                     AS OF MARCH 31, 2001
                                                                    MATURITY OR REPRICING
                                          ----------------------------------------------------------------------------
                                            WITHIN 3       4-12         1-5         6-10        OVER 10
                                             MONTHS       MONTHS       YEARS        YEARS        YEARS       TOTAL
                                          -----------  -----------  -----------  -----------  -----------  -----------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Cash and cash equivalents.............. $  228,966   $      --    $      --    $      --    $       --   $  228,966
  FHLB stock (1).........................     26,058          --           --           --            --       26,058
  MBS (1)................................    125,409       1,216           --           --       142,516      269,141
  Assets of discontinued operations......      6,600          --           --           --            --        6,600
  Loans receivable:
    ARMs (2).............................  1,139,556     296,757       15,672       12,610         1,480    1,466,075
    Fixed rate loans.....................      3,566         116        2,809        8,472       125,877      140,840
                                          -----------  -----------  -----------  -----------  -----------  -----------
      Total gross loans receivable.......  1,143,122     296,873       18,481       21,082       127,357    1,606,915
                                          -----------  -----------  -----------  -----------  -----------  -----------
Total interest-earning assets............  1,530,155     298,089       18,481       21,082       269,873   $2,137,680
                                          -----------  -----------  -----------  -----------  -----------  ===========
Interest-bearing liabilities:
  Deposits:
    Checking and savings accounts (3).... $  380,448          --           --           --            --   $  380,448
    Money market accounts (3)............     54,667          --           --           --            --       54,667
    Fixed maturity deposits:
      Retail customers...................    366,943      953,948     301,546          356            21    1,622,814
                                          -----------  -----------  -----------  -----------  -----------  -----------
        Total deposits...................    802,058      953,948     301,546          356            21    2,057,929
                                          -----------  -----------  -----------  -----------  -----------  -----------
  Borrowings.............................         --           --          --       51,478            --       51,478
                                                                                                           -----------
Total interest-bearing liabilities.......    802,058      953,948     301,546       51,834            21   $2,109,407
                                          -----------  -----------  -----------  -----------  -----------  ===========
Repricing Gap............................ $  728,097   $ (655,859)  $(283,065)   $ (30,752)   $  269,852
                                          ===========  ===========  ===========  ===========  ===========
Gap to total assets......................      33.20%      (29.90)%    (12.91)%      (1.40)%       12.30%

Cumulative Gap to Total Assets...........      33.20%        3.30%      (9.61)%     (11.01)%        1.29%

-----------------
(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) ARMs are primarily in the shorter categories as they are subject to interest rate adjustments.
(3) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.

     The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of ARM loans. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. ARM loans comprised 93% of the total mortgage loan portfolio at March 31, 2001 and 83% of the mortgage portfolio is indexed to the FHLB Eleventh District Cost of Funds Index ("COFI"). The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months. Thus, in a rising rate environment there will be upward pressure on rates paid on deposit accounts and wholesale borrowings, and the Company's net interest income will be adversely affected until the majority of its interest-earning assets fully reprice. Conversely, in a falling interest rate environment, net interest income will be positively affected.

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

   MARKET RISK

     The Bank's Asset Liability Committee ("ALCO"), which includes senior management representatives, monitors and considers methods of managing the rate and sensitivity repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of changes in net portfolio value ("NPV") and net interest income. A primary purpose of the Company's asset/liability management is to manage interest rate risk to effectively invest the Company's capital and to preserve the value created by its core business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income. There has been no significant change in interest rate risk since December 31, 2000.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

NATIONWIDE CAPITAL COMPANY LLC CREDIT CARD LITIGATION

     In November 1997, the Bank entered into a credit card marketing relationship with MMG Direct, Inc. ("MMG") pursuant to which MMG was to solicit members of certain agreed-upon affinity groups to become credit card holders. The Bank was to contract for the provision of or provide credit card servicing and other related functions. MMG and the Bank were to share equally in program profits and losses. In late summer and fall of 1998, disputes arose between the Bank and MMG. These disputes were resolved in an arbitration proceeding in Los Angeles entitled In the Matter of Arbitration between Fidelity Federal Bank and MMG Direct, Inc., American Arbitration Association No. 72 147 01072 98.

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

     Nationwide initially instituted litigation against the Bank in the Texas State court. After the Bank's Petition to Compel Nationwide to arbitrate and stay proceedings filed by Nationwide in Texas was granted, Nationwide filed an Arbitration Proceeding against the Bank in Los Angeles. In the arbitration Nationwide asserts claims for breach of contract against the Bank and tort claims for interference with its contract rights with MMG and with the automobile dealers in connection with the credit card program. In addition, the Bank has asserted counterclaims against Nationwide, including its counterclaim for damages for failure to arbitrate and counterclaims alleging fraud or breach of contract by Nationwide in failing to provide customer lists of affinity group members as it promised to do. The arbitration hearing has been scheduled to commence in October 2001. The Bank believes that Nationwide's claims are without merit, that the Bank has valid defenses to Nationwide's claims and the Bank intends to diligently pursue its counterclaim.

PURPORTED CLASS ACTION LITIGATION

     On October 19, 1998, a purported class action was filed against Bank Plus and its current and immediately preceding chief executive officers. The case was originally entitled Howard Gunty Profit Sharing Plan, both individually and on behalf of all others similarly situated, Plaintiffs v. Richard M. Greenwood, Mark K. Mason, Bank Plus Corporation, and Does I through 50, inclusive, Defendants, Los Angeles Superior Court, Central Judicial District, Case No. BC199336 ("Gunty I"). This action originally alleged that Bank Plus failed to make adequate public disclosure concerning losses in the Bank's credit card operations during the period from August 14, 1998 (when the Company filed its quarterly report on Form l0-Q for the second quarter of 1998) through September 22, 1998 (when the Company issued a press release concerning its credit card losses). In February 1999, an amended complaint was filed in the Los Angeles Superior Court, Central Judicial District, Case No. BC199336, entitled Howard Gunty Profit Sharing Plan and Robert E. Yelin, both individually and on behalf of the Yelin Family Trust U/A, both individually and on behalf of all others similarly situated, Plaintiffs, v. Richard M. Greenwood, Mark K. Mason, Bank Plus Corporation, and Does 1 through 50, inclusive ("Gunty II"). The amended complaint purports to expand the class period to extend from March 30, 1998 through September 22, 1998. The complaint and amended complaint each include claims for negligent misrepresentation, common law fraud, statutory fraud and violations of the California Corporations Code.

     The originally proposed representative plaintiff has been determined by the trial court to be unsuitable to serve as class representative. A second proposed representative plaintiff has been refused permission to intervene in this case on statute of limitations grounds, a ruling which is on appeal. Plaintiffs' counsel has proposed pursuing other potential class action representatives through a letter solicitation process. The Company has opposed the solicitation process on several grounds, including the ground that the lawsuit is an abusive class action. The trial court authorized the solicitation process, but with conditions that the plaintiffs' lawyers found objectionable. The plaintiffs' lawyers and the Bank both sought relief from the California Court of Appeal, through writs of mandamus, to modify the trial court's order regarding the solicitation process.

     On April 18, 2001, the Court of Appeal issued an opinion stating that the trial court's previous findings that the original plaintiff was a "professional plaintiff" and that the case was being driven by attorneys signaled a potential for abuse in this action. Therefore, the Court of Appeal directed the trial court to vacate its prior orders and to reassess its decision to continue the class certification hearing and to permit any solicitation. To this end, the Court of Appeal suggested that the trial court schedule a hearing on plaintiffs' motion for class certification, and directed the trial court to weigh the prior findings that the original plaintiff was a "professional plaintiff" and not an appropriate representative, any further evidence of abuse, the rights of the parties, and the policies underlying class action procedures. The Court of Appeal concluded that if after balancing these factors the trial court determines that plaintiffs established a prima facie proper class action, the trial court could then determine whether to allow any solicitation, weighing any abuses or potential abuses against the rights of the parties and the integrity of the litigation process. Alternately, if the trial court concludes that the action is an abusive class action, it need not permit any solicitation at all or it may refuse to certify the class.

     The Company intends to continue to assert that this is an abusive class action. In the event the trial court permits any solicitation to occur, the Company intends to continue to assert all defenses to class certification even if plaintiffs' counsel are able to propose new class representatives, and further intends to continue to assert that any claims made on behalf of the expanded class asserted in Gunty II are barred and preempted by the Securities Litigation Uniform Standards Act of 1998, and that such preemption may extend to the entire case depending on the nature of the rulings of the trial court. In addition, should any purported class of any scope be certified, the Company intends to vigorously defend itself on the merits. In this respect, the Company believes, among other things, that its communications to the public were timely and accurate and that it did not engage in any market activity which would generate liability under the California Corporations Code.

     During 2000, the costs of defending this action exceeded the Company's deductible under its Director and Officers insurance policy. The insurance carrier has agreed to pay for any future litigation costs related to this action, subject to a general reservation of rights. There can be no assurance that the insurance carrier will continue to pay for future litigation costs or will not seek reimbursement of costs advanced to date.

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

     In October 1999, Durga Ma invoked binding arbitration alleging "breach of contract and fraud" and claims damages in the amount of $5.0 million. The Bank believes these claims lack merit, that its defenses to the plaintiff's claims are valid, and the damages sought are speculative. The arbitration panel has been selected and the arbitration hearing is scheduled to commence in July 2001.

CHOICE ONE LITIGATION

     At the time that the Bank began winding down its credit card operations in 1998, the Bank was in negotiations with Choice One Finance Corporation regarding a proposed credit card program in which consumers would have an opportunity to apply for credit cards to finance their purchases of water softeners and other consumer goods. Several drafts of a proposed agreement were exchanged, but an agreement was never signed and the program was not commenced. Choice One alleges that an agreement or other enforceable obligations none-the-less exist, and on March 12, 1999 commenced a lawsuit entitled CHOICE ONE FINANCE CORP. V. FIDELITY FEDERAL BANK, Superior Court for the State of California, County of Los Angeles, Case No. BC206945. The plaintiff seeks damages of at least $10 million based on estimates of the profit it would have received if the program had been implemented. The Bank filed an answer disputing the claims. Discovery is complete, and the Bank filed a summary judgment motion in September 2000. The court dismissed two out of three of the plaintiff's causes of action, but determined that Choice One is entitled to a trial on whether an enforceable oral contract existed and, if so, was it breached. The Bank believes that the plaintiff's claims are without merit, that the damages sought are speculative, and that the Bank has valid defenses to the plaintiff's claims. The trial is currently expected to commence in September 2001.

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

     The court in the multidistrict litigation elected to proceed with motions to dismiss in two "test" cases in which nearly all of the issues are the same as in all the other consolidated cases, including the Bank's. On February 23, 2001, the court entered an order granting the motions to dismiss based on plaintiff's failure to state a RICO claim. The court's order stated that it was dispositive of the issues in the other cases, including the Bank's case. The court certified its order as final for purposes of appeal. Plaintiffs has appealed the two test cases and the appeal is pending before the U.S. Court of Appeals for the Fifth Circuit. Pending the outcome of the appeal, Brown's lawsuit against the Bank is stayed, as are the other consolidated cases.

FIRST ALLIANCE MORTGAGE COMPANY ("FAMCO")

     In 1997, Fidelity entered into a series of agreements with First Alliance Mortgage Company ("FAMCO") and its affiliates to establish a secured credit card program (the "Program"). Under the agreements, Fidelity served as issuer and owner of the Program accounts and was responsible for the risk management associated with the extension of credit. FAMCO was responsible for marketing and processing applications and servicing the accounts originated under the Program. FAMCO also provided credit enhancements to guarantee full repayment of the Program receivables in the event of cardholder defaults and, in exchange, had the right to purchase the outstanding receivables at par and received all revenues, net of expenses and funding costs paid to Fidelity, from the Program. FAMCO was required to fund a cash collateral account as part of the credit enhancement. FAMCO or a designee was required to purchase all outstanding receivables, at par, at the expiration of the Program.

     On February 25, 2000, Fidelity delivered to FAMCO formal notice that the agreements pertaining to the Program had expired, and a demand that FAMCO or a designee fulfill its obligation to purchase the receivables at par. FAMCO defaulted on this obligation. To enforce this obligation, Fidelity filed with the American Arbitration Association in Los Angeles, California a formal demand for arbitration. The arbitration proceeding is designated Fidelity Federal Bank, FSB v. First Alliance Acceptance Corp. and First Alliance Mortgage Corp., File No. 72 148 226 00. As of March 31, 2001, total receivables outstanding under the program were $7.4 million and the balance of the cash collateral account was $2.9 million.

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

     The Bank has obtained relief from stay pursuant to an order of the Bankruptcy Court to pursue its claim in arbitration seeking to enforce the demand that FAMCO repurchase or cause the repurchase of the outstanding receivables, and to establish the amount of the Bank's claim against FAMCO's bankruptcy estate for damages arising from FAMCO's breach of that repurchase obligation. FAMCO has filed a counter demand for arbitration asserting various defenses to the obligations, including an alleged conflict of interest on the part of Fidelity's Chief Executive Officer based on his concurrent service as an officer of FAMCO and a director of Fidelity during the time that the relevant agreements were negotiated. The arbitration, originally scheduled to commence in the second quarter of 2001, has been postponed to the third quarter of 2001 in order to accommodate ongoing settlement negotiations.

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

VIRTRUE CAPITAL ARBITRATION

     On August 6, 1999, the Bank entered into an agreement to sell to Virtrue Capital the Bank's branch office at the Mall of America ("MOA") in Minnesota. Concurrently with entering into that agreement, the Bank closed a sale to Virtrue Capital of all of the Bank's intellectual property rights relating to the name "iBank". The total purchase price for the branch and the intellectual property was $1.5 million, which was placed in escrow. Under the agreements, in the event that Virtrue Capital was unable to close the transaction to purchase the branch by a date certain, the funds in escrow would be released to the Bank. In the first quarter of 2000, the agreements were amended to (i) extend the term until September 30, 2000, (ii) to allow Virtue Capital to sell the MOA branch to a qualified buyer, and (iii) to immediately release all funds held in escrow to the Bank. Virtrue Capital was never able to get regulatory approval for the branch transaction or complete a sale to a qualified buyer. In October 2000, the Bank declined to extend the agreement any further and terminated the transaction. On December 18, 2000, Virtrue Capital filed a notice with the American Arbitration Association in Los Angeles, California, commencing an arbitration proceeding entitled VIRTRUE CAPITAL CORPORATION V. FIDELITY FEDERAL BANK, ET AL. (Case No. 72 Y 181 0135 00 BLV). Virtrue Capital's principal allegation is that the Bank breached an alleged oral promise to extend further the deadline for closing the transaction so as to enable Virtrue Capital to find a qualified buyer that could receive regulatory approval. Although the arbitration proceeding is in its early stages, the Bank believes that Virtrue Capital's claims lack merit and it has substantial defenses to the claims asserted by Virtrue Capital and intends to diligently defend itself in the arbitration. The arbitration panel has been selected and the arbitration hearing is scheduled to commence in October 2001.

OTHER MATTERS

     In concluding the Special Compliance Examination the OTS requested that the Bank agree to a consent order (the "Consent Order"). On November 1, 2000 the OTS issued the Consent Order and the Bank and the OTS entered into an agreement entitled "Stipulation and Consent to Issuance of an Order to Cease and Desist and for Affirmative Relief" (the "Agreement"). The Consent Order requires the Bank to establish a compliance and risk management program to be used prior to offering any new lending product or service that it does not currently offer or engages in such activity with a third party, and to maintain records consistent with regulations and records related to credit card programs and accounts. The Company believes that its current quality control, risk management and compliance programs for new lending activities fulfill substantially all of the requirements of the Consent Order; however compliance with the Consent Order will require additional administration and documentation of any future new lending activity. While the Company disagreed with the necessity of this regulatory action, it consented to the Consent Order and to certain other compliance-related corrective actions to maintain its regulatory relationships and to avoid the expense and management distraction of opposing the Consent Order.

     While the Bank has been advised by the OTS that they will not seek any further corrective action by the Bank in connection with the Special Compliance Examination, in March 2001 the OTS made a referral to the DoJ for review of certain fair lending or other compliance issues arising from the Special Compliance Examination. The Bank believes that these issues primarily involve the collection and origination activities of third parties; however, no assurance can be given that there will not be a DoJ proceeding regarding the Bank's fair lending or other compliance issues arising from the Special Compliance Examination or that potential future actions by the DoJ would not have a material adverse effect on the operations, financial condition or results of operations of the Bank or the Company. The Company believes, based on its knowledge of the issues and on the advice of its counsel, that any allegations of fair lending or other compliance violations by the Bank raised in the Special Compliance Examination are not meritorious and that the Bank has strong defenses against any such potential allegations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS

     EXHIBIT
       NO.                 DESCRIPTION
     -------               -----------

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

      4.2 Indenture dated as of July 18, 1997, between Bank Plus Corporation and The Bank of New York, as trustee relating to the 12% Senior Notes due July 18, 2007, of Bank Plus Corporation (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-8 of Bank Plus filed on September 4, 1997).*

      4.3 Form of Amended and Restated Rights Agreement, dated as of March 26, 1999, between Bank Plus and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4 to the report on Form 8-K filed with the SEC on March 30,
                1999).*

      10.1 Form of 1999 Nonemployee Director Stock Option Agreement between the Company and certain nonemployee directors (incorporated by reference to Exhibit 10.2 to the annual report on form 10-K for the year ended December 31, 1999).*

      10.2 Stock Option Agreement between the Company and James E. Stutz dated January 26, 2000 (incorporated by reference to Exhibit
                10.2 to the annual report on form 10-K for the year ended December 31, 2000).*

      10.3 Agreement for Information Technology Services dated as of December 3, 1999 between Fidelity and Electronic Data Systems Corporation and Electronic Data Systems Corporation Information Services L.L.C. (incorporated by reference to Exhibit 10.5 to the annual report on form 10-K for the year ended December 31,
                1999).*

      10.4 Agreement to Purchase Assets and Assume Liabilities dated as of August 6, 1999 by and between Fidelity and Peoples Bank of California (incorporated by reference to Exhibit 10.4 to the annual report on form 10-K for the year ended December 31,
                2000).*

      10.5 Agreement to Purchase Assets and Assume Liabilities dated as of February 7, 2000 by and between Fidelity and First Federal Bank of California (incorporated by reference to Exhibit 10.6 to the annual report on form 10-K for the year ended December 31,
                1999).*

      10.6 Mortgage Loan Purchase Agreement dated as of February 7, 2000 by and between Fidelity and First Federal Bank of California (incorporated by reference to Exhibit 10.7 to the annual report on form 10-K for the year ended December 31, 1999).*

      10.7 Agreement to Purchase Assets and Assume Liabilities dated as of February 3, 2000 by and between Fidelity and Jackson Federal Bank (incorporated by reference to Exhibit 10.8 to the annual report on form 10-K for the year ended December 31, 1999).*

      10.8 Purchase and Assumption Agreement dated as of June 2, 2000 by and between Fidelity and Household Bank (SB), N.A. (incorporated by reference to Exhibit 10.9 to the quarterly report on form 10-Q for the month ended June 30, 2000).*

      10.9 Agreement to Purchase Assets and Assume Liabilities dated as of May 22, 2000 by and between Fidelity and First Bank of Beverly Hills. (incorporated by reference to Exhibit 10.10 to the quarterly report on form 10-Q for the month ended June 30,
                2000).*

     EXHIBIT
       NO.                 DESCRIPTION
     -------               -----------
      10.10 Stipulation and Consent to the Issuance of an Order to Cease and Desist and for Affirmative Relief dated November 1, 2000 between the Bank and the OTS, and Order to Cease and Desist and for Affirmative Relief dated November 1, 2000 issued by OTS to the Bank (incorporated by reference to Exhibit 10.11 to the form 8-K filed with SEC on November 11, 2000).*

      10.11 Purchase and Assumption Agreement dated as of December 11, 2000 by and between Fidelity and Household Bank (SB), N.A (incorporated by reference to Exhibit 10.11 to the annual report on form 10-K for the year ended December 31, 2000).*

      10.12 Employment Contract by and between Bank Plus Corporation and Mark K. Mason dated as of October 28, 1998 (incorporated by reference to Exhibit 10.40 to the annual report on form 10-K for the year ended December 31, 1998).*

      10.13 Amendment No. 1 to the Letter Agreement by and between Bank Plus Corporation and Mark K. Mason dated as of January 26, 2000 (incorporated by reference to Exhibit 10.13 to the annual report on form 10-K for the year ended December 31, 2000).*

      10.14 Employment Contract by and between Bank Plus Corporation and James E. Stutz dated as of January 26, 2000 (incorporated by reference to Exhibit 10.14 to the annual report on form 10-K for the year ended December 31, 2000).*

      10.15 Amendment No. 1 to the Letter Agreement by and between Bank Plus Corporation and James E. Stutz dated as of January 26, 2000 (incorporated by reference to Exhibit 10.15 to the annual report on form 10-K for the year ended December 31, 2000).*

      10.16 Employment Contract by and between Bank Plus Corporation and Godfrey B. Evans dated as of November 19, 1998 (incorporated by reference to Exhibit 10.41 to the annual report on form 10-K for the year ended December 31, 1998).*

      10.17 Amendment No. 1 to the Letter Agreement by and between Bank Plus Corporation and Godfrey B. Evans dated as of January 26, 2000 (incorporated by reference to Exhibit 10.17 to the annual report on form 10-K for the year ended December 31, 2000).*

      10.18 Employment Contract by and between Bank Plus Corporation and John M. Michel dated as of November 19, 1998 (incorporated by reference to Exhibit 10.42 to the annual report on form 10-K for the year ended December 31, 1998).*

      10.19 Amendment No. 1 to the Letter Agreement by and between Bank Plus Corporation and John M. Michel dated as of January 26, 2000 (incorporated by reference to Exhibit 10.19 to the annual report on form 10-K for the year ended December 31, 2000).*

      10.20 Employment Contract by and between Bank Plus Corporation and Ronald A. Stoffers dated as of November 29, 2000 (incorporated by reference to Exhibit 10.20 to the annual report on form 10-K for the year ended December 31, 2000).*

      10.21 Standstill Agreement dated March 30, 2000 between Bank Plus Corporation and Strome Partners, L.P.; Strome Offshore Limited; Strome Hedgecap Fund, L.P.; Strome Hedgecap Limited; Strome Investment Management, L.P.; SSCO, Inc. and Mark E. Strome (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on April 6, 2000).*

      10.22 Standstill Agreement dated March 31, 2000 between Bank Plus Corporation and Jeffrey L. Gendell; Tontine Management, L.L.C.; Tontine Partners, L.P.; Tontine Financial Partners, L.P. and Tontine Overseas Associates, L.L.C (incorporated by reference to
                Exhibit 10.2 to the Form 8-K filed with the SEC on April 6,
                2000).*

      10.23 Amendment No. 2 to the Letter Agreement by and between Bank Plus Corporation and Mark K. Mason dated as of February 13, 2001 (incorporated by reference to Exhibit 10.23 to the annual report on form 10-K for the year ended December 31, 2000).*

      10.24 Amendment No. 2 to the Letter Agreement by and between Bank Plus Corporation and Godfrey B. Evans dated as of February 13, 2001 (incorporated by reference to Exhibit 10.24 to the annual report on form 10-K for the year ended December 31, 2000).*

     EXHIBIT
       NO.                 DESCRIPTION
     -------               -----------
      10.25 Amendment No. 2 to the Letter Agreement by and between Bank Plus Corporation and John M. Michel dated as of February 13, 2001 (incorporated by reference to Exhibit 10.25 to the annual report on form 10-K for the year ended December 31, 2000).*

      10.26 Agreement to Purchase Assets and Assume Liabilities dated as of May 26, 1999 by and between Fidelity and Peoples Bank of California (incorporated by reference to Exhibit 10.26 to the annual report on form 10-K for the year ended December 31,
                2000).*

     * Indicates previously filed documents.

REPORTS ON FORM 8-K
     None.

                                   SIGNATURES


     Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has Duly Caused This Report to be Signed On Its Behalf by the Undersigned Thereunto Duly Authorized.

                                         BANK PLUS CORPORATION
                                         Registrant



Date: May 14, 2001                                /s/ Mark K. Mason
                                         --------------------------------------
                                                      Mark K. Mason
                                         President and Chief Executive Officer;
                                               Vice Chairman of the Board
                                              (Principal Executive Officer)


Date: May 14, 2001                               /s/ John M. Michel
                                         --------------------------------------
                                                     John M. Michel
                                              Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)