Form 10-Q
period 2001-06-30
BANK PLUS CORP
filed 2001-08-06
CIK 1012616

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

                  For the quarterly period ended June 30, 2001

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


     As of August 1, 2001, Registrant had outstanding 19,441,139 shares of Common Stock, par value $.01 per share.

================================================================================

                              BANK PLUS CORPORATION



                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of
            June 30, 2001 and December 31, 2000............................... 1

         Consolidated Statements of Operations for the quarters and six months ended June 30, 2001 and 2000............................... 2

         Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2001 and 2000....................... 4

         Consolidated Statements of Cash Flows for the quarters and six months ended June 30, 2001 and 2000........................... 5

         Notes to Consolidated Financial Statements .......................... 6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................... 8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 24

Item 4.  Submission of Matters to a Vote of Security Holders................. 30

Item 6.  Exhibits and Reports on Form 8-K.................................... 30

            a. Exhibits...................................................... 30

            b. Reports on Form 8-K........................................... 32

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BANK PLUS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                      JUNE 30,     DECEMBER 31,
                                                                                        2001           2000
                                                                                    ------------   ------------
ASSETS:
   Cash and cash equivalents .....................................................   $   152,978    $   223,681
   Mortgage-backed securities ("MBS") available for sale ("AFS"), at fair value..       379,007        243,961
   Loans receivable, net of allowances for estimated loan losses of $9,814 and
     $10,135 at June 30, 2001 and December 31, 2000, respectively ................     1,542,414      1,649,776
   Net assets of discontinued operations, at estimated disposition value .........         6,441          7,498
   Investment in Federal Home Loan Bank ("FHLB") stock ...........................        20,047         25,631
   Premises and equipment ........................................................        25,375         27,510
   Other assets ..................................................................        32,785         34,264
                                                                                    ------------   ------------

Total Assets .....................................................................   $ 2,159,047    $ 2,212,321
                                                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Deposits ....................................................................   $ 2,021,256    $ 2,075,792
     Senior notes ................................................................        51,478         51,478
     Other liabilities ...........................................................        16,818         19,126
                                                                                    ------------   ------------
        Total Liabilities ........................................................     2,089,552      2,146,396
                                                                                    ------------   ------------

   Commitments and contingencies
   Minority interest .............................................................           272            272

   Stockholders' equity:
     Common stock:
        Common stock, par value $.01 per share; 78,500,000 shares authorized;
          19,476,696 and 19,470,400 shares outstanding
          at June 30, 2001 and December 31, 2000, respectively ...................           195            195
        Paid-in capital ..........................................................       275,706        275,306
     Accumulated other comprehensive loss ........................................        (1,258)        (3,036)
     Accumulated deficit .........................................................      (205,420)      (206,812)
                                                                                    ------------   ------------
        Total Stockholders' Equity ...............................................        69,223         65,653
                                                                                    ------------   ------------

Total Liabilities and Stockholders' Equity .......................................   $ 2,159,047    $ 2,212,321
                                                                                    ============   ============

                           See notes to consolidated financial statements.

                               BANK PLUS CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                QUARTER ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------   ---------------------
                                                                   2001        2000        2001         2000
                                                                 ---------   ---------   ---------   ---------
Interest Income:

   Loans .....................................................   $ 31,249    $ 32,335    $ 64,046    $ 68,596
   MBS .......................................................      4,181       4,703       9,130       9,921
   Investment securities and other ...........................      2,574       2,763       5,150       4,817
                                                                 ---------   ---------   ---------   ---------
     Total interest income ...................................     38,004      39,801      78,326      83,334
                                                                 ---------   ---------   ---------   ---------
Interest Expense:
   Deposits ..................................................     23,289      25,032      47,896      52,311
   Other borrowings ..........................................      1,567       1,573       3,137       3,325
   Interest allocated to discontinued operations .............        (86)     (1,333)       (180)     (3,223)
                                                                 ---------   ---------   ---------   ---------
     Total interest expense ..................................     24,770      25,272      50,853      52,413
                                                                 ---------   ---------   ---------   ---------
Net interest income ..........................................     13,234      14,529      27,473      30,921
Provision for estimated loan losses ..........................         --      (1,500)         --        (958)
                                                                 ---------   ---------   ---------   ---------
Net interest income after provision for estimated
   loan losses ...............................................     13,234      16,029      27,473      31,879
                                                                 ---------   ---------   ---------   ---------
Noninterest Income:
   Fee income from the sale of investment products ...........      1,504       1,731       3,084       3,737
   Fee income from deposits and other fee income .............        701         684       1,342       1,497
   Loan fee income ...........................................        592         716       1,211       1,532
   Gain on sales of branches, net ............................         --       4,737          --      24,314
   Other income ..............................................         73          50         341         158
   Real estate operations, net ...............................         15         192          39          61
                                                                 ---------   ---------   ---------   ---------
     Total noninterest income ................................      2,885       8,110       6,017      31,299
                                                                 ---------   ---------   ---------   ---------
Operating Expense:
   Personnel and benefits ....................................      9,234       9,736      18,986      19,561
   Occupancy .................................................      2,754       3,437       5,513       6,944
   Federal Deposit Insurance Corporation ("FDIC") insurance ..      1,325       1,389       2,654       2,987
   Professional services .....................................      2,172       2,189       3,595       4,864
   Office-related expenses ...................................        731       1,048       1,488       2,120
   Other .....................................................        825       1,212       1,513       2,057
   Expenses allocated to discontinued operations .............        (97)       (922)       (202)     (2,032)
                                                                 ---------   ---------   ---------   ---------
     Total operating expense .................................     16,944      18,089      33,547      36,501
                                                                 ---------   ---------   ---------   ---------
(Loss) earnings from continuing operations before income
   taxes and minority interest ...............................       (825)      6,050         (57)     26,677
Income tax benefit ...........................................         --          --      (1,461)         --
                                                                 ---------   ---------   ---------   ---------
(Loss) earnings from continuing operations before
   minority interest .........................................       (825)      6,050       1,404      26,677
Minority interest in subsidiary ..............................          7           7          14          14
                                                                 ---------   ---------   ---------   ---------
(Loss) earnings from continuing operations ...................       (832)      6,043       1,390      26,663
                                                                 ---------   ---------   ---------   ---------
Discontinued Operations:
   Earnings (loss) from operations ...........................         --          66          --      (7,344)
   Loss on disposal ..........................................         --     (27,944)         --     (60,344)
                                                                 ---------   ---------   ---------   ---------

Net (loss) earnings ..........................................   $   (832)   $(21,835)   $  1,390    $(41,025)
                                                                 =========   =========   =========   =========
                                                                                                   (CONTINUED)

                           See notes to consolidated financial statements.

                                    BANK PLUS CORPORATION AND SUBSIDIARIES

                                                                    QUARTER ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------   ---------------------------
                                                                     2001           2000           2001            2000
                                                                 ------------   ------------   ------------   ------------
EARNINGS (LOSS) PER SHARE:
   Continuing operations:
     Basic....................................................   $     (0.04)   $      0.31    $      0.07    $      1.37
     Diluted..................................................         (0.04)          0.31           0.07           1.37

   Discontinued operations:
     Basic ...................................................            --          (1.43)            --          (3.48)
     Diluted..................................................            --          (1.43)            --          (3.48)

   Total:
     Basic....................................................         (0.04)         (1.12)          0.07          (2.11)
     Diluted..................................................         (0.04)         (1.12)          0.07          (2.11)


Weighted average common shares outstanding:
     Basic....................................................    19,476,696     19,470,400     19,476,696     19,470,400
     Diluted..................................................    19,476,696     19,488,210     19,907,724     19,483,079


                                See notes to consolidated financial statements.

                               BANK PLUS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                       (DOLLARS IN THOUSANDS)


                                                             QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                             -----------------------   -----------------------
                                                                2001         2000         2001         2000
                                                             ----------   ----------   ----------   ----------
Net (loss) earnings ......................................   $    (832)   $ (21,835)   $   1,390    $ (41,025)
Other comprehensive earnings:
   MBS AFS unrealized holding gains for the period, net ..         131          113        1,778          450
                                                             ----------   ----------   ----------   ----------

Comprehensive (loss) earnings ............................   $    (701)   $ (21,722)   $   3,168    $ (40,575)
                                                             ==========   ==========   ==========   ==========

                           See notes to consolidated financial statements.

                               BANK PLUS CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)

                                                              QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                              -----------------------   -----------------------
                                                                 2001          2000        2001         2000
                                                              ----------   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings ....................................   $    (832)   $ (21,835)   $   1,390    $ (41,025)
   Net loss from discontinued operations and
     loss on disposal .....................................          --       27,878           --       67,688
                                                              ----------   ----------   ----------   ----------
   (Loss) earnings from continuing operations .............        (832)       6,043        1,390       26,663
   Adjustments to reconcile (loss) earnings from continuing
   operations to net cash by operating activities:
        Provisions for estimated loan and real
          estate losses ...................................          (8)      (1,511)          (8)        (958)
        Net gains on sale of loans and securities .........          --           --           --           (1)
        FHLB stock dividends ..............................        (388)        (582)        (813)      (1,015)
        Depreciation and amortization .....................       1,516        1,760        3,100        3,450
        Accretion of premiums, net deferred loan fees
          and amortization of discounts ...................       1,033          784        1,637        1,186
        Deferred income tax benefit .......................          32           --       (1,680)          --
        Gain on sale of deposits ..........................          --       (4,737)          --      (24,314)
   Proceeds from sale of FHLB stock .......................       6,448        7,491        6,448        7,491
   Interest receivable decrease (increase) ................         585         (451)       1,481          799
   Other assets (increase) decrease .......................       1,768          610        1,348       (2,540)
   Interest payable increase (decrease) ...................          12         (248)         (39)        (122)
   Other liabilities increase (decrease) ..................       3,804        4,728       (1,869)      16,192
                                                              ----------   ----------   ----------   ----------

     Net cash provided by operating activities ............      13,970       13,887       10,995       26,831
                                                              ----------   ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of MBS AFS ....................................    (139,823)          --     (227,399)          --
   Principal repayments of MBS AFS ........................      29,674       30,544       45,662       65,353
   Proceeds from sales of MBS AFS .........................          --           --       47,478           --
   Loans receivable, net decrease .........................      57,283       28,856      106,985       63,165
   Proceeds from sales of real estate .....................         202          644          482        1,927
   (Purchases) dispositions of premises and equipment .....         (82)       5,411           (7)       2,776
                                                              ----------   ----------   ----------   ----------

     Net cash (used in) provided by investing activities ..     (52,746)      65,455      (26,799)     133,221
                                                              ----------   ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Demand deposits and savings, net decrease ..............     (16,074)     (10,841)     (13,253)      (5,109)
   Certificate accounts, net decrease .....................     (20,599)      (4,306)     (41,283)      34,907
   Cash used to fund sale of deposits......................          --      (76,406)          --     (135,555)
   Proceeds from FHLB advances ............................          --           --           --        6,000
   Repayments of FHLB advances ............................          --       (6,000)          --      (26,000)
                                                              ----------   ----------   ----------   ----------

     Net cash used in financing activities ................     (36,673)     (97,553)     (54,536)    (125,757)
Net cash (used in) provided by discontinued operations ....        (539)      36,894         (363)      51,667
Net increase in cash and cash equivalents .................     (75,998)      18,683      (70,703)      85,962
Cash and cash equivalents at beginning of period ..........     228,966      156,806      223,681       89,527
                                                              ----------   ----------   ----------   ----------
Cash and cash equivalents at end of period ................   $ 152,978    $ 175,489    $ 152,978    $ 175,489
                                                              ==========   ==========   ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid on deposits, advances and other
     borrowings ...........................................   $  24,469    $  26,474    $  50,318    $  54,997
   Income tax (payments) refunds ..........................        (228)         (23)        (218)           1

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
   Real estate acquired through foreclosure ...............         158        1,848          563        2,391
   Stock awards and restricted stock issued ...............         221           --          400           20
   Sale of deposits funded by loans and other assets:
     Deposits sold ........................................          --        5,172           --      278,982
     Loans receivable .....................................          --          (93)          --     (251,121)
     Gain on sale of deposits..............................          --       (4,737)          --      (24,314)
     Fixed assets .........................................          --         (158)          --       (2,451)
     Other assets and liabilities .........................          --         (184)          --       (1,096)

                           See notes to consolidated financial statements.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 2001


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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's financial condition as of June 30, 2001 and December 31, 2000, and the results of operations, statements of comprehensive income and statements of cash flows for the quarter and six months ended June 30, 2001 and 2000. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 2001 presentation.

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

2. DISCONTINUED OPERATIONS

     In July 2000, the Board of Directors adopted a plan to dispose of its remaining credit card operations. As a result, the carrying values of the remaining credit card portfolios and other assets have been reduced to their estimated disposition values and the credit card operations are now reported as discontinued operations in the Company's financial statements. The remaining assets are expected to be disposed of through normal payoffs and sales. Summarized balance sheet data for the discontinued operations is as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           2001         2000
                                                        ----------   ----------
                                                        (Dollars in thousands)
Credit card balances and other receivables, net ......  $   4,405    $   5,822
Other assets .........................................      2,377        3,921
Other liabilities ....................................       (341)      (2,245)
                                                        ----------   ----------

   Net assets ........................................  $   6,441    $   7,498
                                                        ==========   ==========

     Interest costs have been allocated to the discontinued operations based on a rolling 12 month average of one-year fixed rate FHLB advances. Indirect general and administrative expenses not specifically identifiable with either the continuing operations or discontinued operations are allocated on the basis of direct operating expenses. Expenses allocated to discontinued operations for the quarter and six months ended June 30, 2001 were $0.1 million and $0.2 million, respectively.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   QUARTER AND SIX MONTHS ENDED JUNE 30, 2001


     The net assets and results of operations of the credit card operations have been reclassified in the consolidated financial statements for prior periods as discontinued operations. In future periods, discontinued operations are not expected to have a material impact on the consolidated results of operations.


3. EARNINGS (LOSS) PER SHARE

     The reconciliation of the numerators and denominators used in basic and diluted earnings (loss) per share ("EPS") follows for the periods indicated:

                                                       QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                      ------------------------  ------------------------
                                                         2001         2000         2001         2000
                                                      -----------  -----------  -----------  -----------
Weighted average common shares outstanding:
    Basic .........................................   19,476,696   19,470,400   19,476,696   19,470,400
    Effect of dilutive securities-- stock options..           --       17,810      431,028       12,679
                                                      -----------  -----------  -----------  -----------
    Diluted .......................................   19,476,696   19,488,210   19,907,724   19,483,079
                                                      ===========  ===========  ===========  ===========


 4. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.


     As of June 30, 2001, the Company had goodwill and other intangible assets, net of accumulated amortization, of $9.5 million, which would be subject to the transitional assessment provisions of SFAS 142. Amortization expense related to intangible assets was $0.5 million and $1.0 million for the quarter and six months ended June 30, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

     Certain statements included in this Quarterly Report on Form 10-Q, including without limitation statements containing the words "believes", "anticipates", "intends", "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Bank Plus and Fidelity to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors are referred to in Bank Plus's most recent Annual Report on Form 10-K as of December 31, 2000. A number of other factors may have a material adverse effect on the Company's financial performance. These factors include a national or regional economic slowdown or recession which increases the risk of defaults and credit losses; the impact of changes in the availability or price of electrical or other forms of energy in the Company's markets; movements in market interest rates that reduce our margins or the fair value of the financial instruments we hold; restrictions imposed on the Bank's operations by regulators such as a prohibition on the payment of dividends to Bank Plus; the impact of future actions by the United States Department of Justice ("DoJ") on the Bank's financial condition or regulatory status; actions by the Bank's regulators or other governmental agencies having jurisdiction over the Bank that could adversely affect the Bank's regulatory compliance status or capital levels; failure of regulatory authorities to issue approvals or non-objections to material transactions involving the Bank; the effects of fraud or other contract breaches by third parties or customers; the effectiveness of the Company's collection efforts and the outcome of pending and future litigation. Given these uncertainties, undue reliance should not be placed on such forward-looking statements. Bank Plus disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements included herein to reflect future events or developments.


RECENT DEVELOPMENTS

     On June 2, 2001, Bank Plus entered into a definitive merger agreement with FBOP Corporation, ("FBOP") under which Bank Plus will be acquired by FBOP. Under the terms of the agreement FBOP will pay $7.25 per share in cash for Bank Plus common stock. Subject to shareholder and regulatory approvals and the satisfaction of certain other conditions, the merger is expected to close in the fourth quarter of 2001. No assurances can be given that the merger will be completed or, if completed, will be completed within that timeframe. At the 2001 annual meeting of stockholders, which has been called for September 12, 2001, stockholders will be asked to vote upon the merger and to elect a slate of directors pending the closing of the merger. The Company anticipates mailing the definitive proxy statement to stockholders in August 2001. FBOP has advised the Company that it expects to file its application for regulatory approval of the proposed merger with the Board of Governors of the Federal Reserve System in August 2001.

     During the first quarter of 2001, the Office of Thrift Supervision ("OTS") upgraded the status of the Bank and removed the "problem association" and "troubled condition" designations. As a result, the Bank is no longer subject to certain regulatory restrictions related to those designations.

     At March 31, 2001, the Bank's regulatory capital status improved to "well capitalized".

     During the first quarter of 2001, the Bank was advised by the OTS that they will not seek any further Bank corrective action in connection with the May 1999 Special Limited Compliance Examination of the Bank's discontinued credit card operations ("Special Compliance Examination"). Additionally, in March 2001 the OTS made a referral to the United States Department of Justice ("DoJ") for review of certain fair lending compliance issues arising from the Special Compliance Examination. The Bank believes that these issues primarily involve the origination and collection activities of third parties with which the Bank contracted regarding certain of its affinity credit card programs. Based upon recent initial discussions with the DoJ it appears the DoJ may take the position that the Bank has some liability for the actions of those third parties. No assurance can be given that potential future actions by the DoJ would not have a material adverse effect on the operations, financial condition or results of operations of the Bank or the Company. The Company and the Bank believe that any allegations of fair lending or other compliance violations by the Bank are without merit and that the Bank has strong defenses against any such potential allegations.

     In July 2001, the Bank completed the sale of the Mall of America branch in Bloomington, Minnesota, which had $8.9 million in deposits. The Bank's branch office located in Corona del Mar will be closed when its lease expires in September 2001 and all customer deposits, which totaled $36.6 million at June 30, 2001, will be transferred to its Newport Beach branch.

RESULTS OF OPERATIONS

SUMMARY

     Loss from continuing operations was $0.8 million for the second quarter of 2001 as compared to earnings from continuing operations of $6.0 million in the second quarter of 2000. Earnings from continuing operations for the six months ended June 30, 2001 was $1.4 million as compared to $26.7 million for the corresponding period in 2000. Comparison of earnings for these periods is affected by the following unusual items:

     o In the second quarter of 2001, the Company incurred merger related expenses of $1.6 million.
     o In the first quarter of 2001, the Company recorded income tax benefits of $1.5 million.
     o For the quarter and six months ended June 30, 2000, the Company realized gains on sales of branches of $4.7 million and $24.3 million, respectively.

     Excluding merger related expenses, income tax benefits and gains on sales of branches, earnings from continuing operations was $0.8 million and $1.5 million for the quarter and six months ended June 30, 2001, respectively, as compared to $1.3 million and $2.4 million for the corresponding periods in 2000. The decrease in earnings for the 2001 periods was the result of decreases in net interest income, no recoveries of provisions for loan losses in 2001 and decreases in noninterest income. The impact of these items was partially offset by lower operating expenses.

     As of June 30, 2001, the net assets of discontinued operations were $6.4 million and no income or loss from discontinued operations was realized during the quarter and six months ended June 30, 2001.

CONTINUING OPERATIONS

     Net interest income in the second quarter of 2001 decreased to $13.2 million from $14.5 million in the second quarter of 2000 primarily due to decreases in the average balance of interest earning assets and in the net yield on interest earning assets. The average balance of interest earning assets decreased as a result of the sale of $82 million of deposits completed in the second quarter of 2000. The net yield on interest earning assets was adversely affected by a decrease in interest expense allocated to discontinued operations and lower yields on investments and mortgage-backed securities resulting from declining market interest rates. As compared to the corresponding period in 2000, net interest income for the six months ended June 30, 2001 decreased $3.4 million to $27.5 million primarily due to a decrease in interest earning assets resulting from the sales of $415 million of deposits during the first six months of 2000.

     No provision for estimated loan losses was recorded for the quarter and six months ended June 30, 2001, as compared to recoveries of $1.5 million and $1.0 million recorded during the quarter and six months ended June 30, 2000. The low levels of provisions reflect the continuing strong asset quality trend in the Bank's mortgage loan portfolio, with delinquency and real estate owned balances remaining at historically low levels, and continuing decreases in classified assets.

     Excluding net gains on the sale of branches, noninterest income for the quarter and six months ended June 30, 2001 decreased to $2.9 million and $6.0 million, respectively, from $3.4 million and $6.9 million in the corresponding periods in 2000. During 2001, the Company realized lower investment product fees and deposit fees as a result of the sale of branches completed during the first six months of 2000.

     Excluding merger related expenses, operating expenses for the quarter and six months ended June 30, 2001 decreased $2.8 million and $5.3 million, respectively, as compared to the corresponding periods in 2000 primarily due to lower expenses as a result of the branch sales in 2000, lower information systems expenses and the benefits of the Company's cost reduction efforts. The branch sales reduced operating expenses by $1.2 million in 2001 as compared to 2000. The conversion to a new service bureau in May 2000 reduced information systems costs by $1.1 million during the first six months of 2001.

     The Federal Deposit Insurance Corporation has notified Fidelity that its insurance costs for the second half of 2001 will be $2.2 million lower than for the first half of 2001 as a result of the improvement in the Bank's regulatory status and its return to a "well capitalized" status for regulatory capital purposes.

     Merger related costs in the 2001 second quarter included $1.0 million of professional fees for legal and investment banking services and $0.4 million in additional directors compensation expense as a result of increases in the Company's stock price following the merger announcement. Directors earn their fees in the form of deferred stock units which are calculated at the market price of the stock on the date the fees are earned and are payable in cash upon retirement from the board. The value of the cumulative balance of these deferred stock units fluctuates with changes in the market price of the Company's common stock.

     During the first quarter of 2001 the Company recognized deferred tax benefits of $1.5 million, which increased net deferred tax assets to $5.6 million. The primary reasons for the increase during the quarter was the Company's continued earnings trend and the projected benefits to be realized from reduced regulatory costs, which include reduced FDIC insurance premiums.

NET INTEREST INCOME

     The following tables present the primary determinants of net interest income for the periods indicated. For the purpose of this analysis, nonaccruing mortgage loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

                                                                     QUARTER ENDED JUNE 30,
                                        ---------------------------------------------------------------------------
                                                         2001                                  2000
                                        ------------------------------------   ------------------------------------
                                           AVERAGE                   AVERAGE     AVERAGE                    AVERAGE
                                            DAILY                     YIELD/      DAILY                      YIELD/
                                           BALANCE       INTEREST      RATE      BALANCE        INTEREST      RATE
                                        ------------   ------------   ------   ------------   ------------   ------
                                                                (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans .............................   $ 1,577,463    $    31,249     7.92%   $ 1,706,990    $    32,335     7.58%
  MBS ...............................       266,917          4,181     6.27        275,297          4,703     6.83
  Investment securities .............       184,613          2,189     4.76        120,983          2,181     7.25
  Investment in FHLB stock ..........        22,056            385     7.04         26,956            582     8.68
                                        ------------   ------------            ------------   ------------
     Total interest-earning assets ..   $ 2,051,049         38,004     7.41    $ 2,130,226         39,801     7.48
                                        ============   ------------            ============   ------------

Interest-bearing liabilities:
  Deposits:
   Demand deposits ..................   $   330,070          1,246     1.52    $   333,929          1,183     1.42
   Savings deposits .................        90,581            543     2.40         92,050            671     2.93
   Time deposits ....................     1,602,966         21,500     5.29      1,765,214         23,178     5.20
                                        ------------   ------------            ------------   ------------
     Total deposits .................     2,023,617         23,289     4.62      2,191,193         25,032     4.59
Borrowings ..........................        51,478          1,567    12.18         51,611          1,573    12.19
                                        ------------   ------------            ------------   ------------
   Sub-total interest-bearing
     liabilities ....................     2,075,095         24,856     4.80      2,242,804         26,605     4.77
Interest allocated to discontinued
  operations ........................        (6,123)           (86)    5.72        (85,262)        (1,333)    6.29
                                        ------------   ------------            ------------   ------------
Total adjusted interest-bearing
  liabilities .......................   $ 2,068,972         24,770     4.80    $ 2,157,542         25,272     4.71
                                        ============   ------------            ============   ------------
Net interest income/interest rate
  spread ............................                  $    13,234     2.61%                  $    14,529     2.77%
                                                       ============   ======                  ============   ======
Net yield on interest-earning
  assets ............................                                  2.57%                                  2.71%
                                                                      ======                                 ======

                                                                  SIX MONTHS ENDED JUNE 30,
                                          -------------------------------------------------------------------------
                                                          2001                                  2000
                                          ----------------------------------   ------------------------------------
                                             AVERAGE                  AVERAGE    AVERAGE                    AVERAGE
                                              DAILY                   YIELD/      DAILY                      YIELD/
                                             BALANCE      INTEREST     RATE      BALANCE       INTEREST       RATE
                                          ------------   ----------   ------   ------------   ------------   ------
                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans ...............................   $ 1,601,605    $  64,046     8.00%   $ 1,843,289    $    68,596     7.44%
  MBS .................................       279,050        9,130     6.54        291,341          9,921     6.81
  Investment securities ...............       162,053        4,340     5.40        108,496          3,801     7.05
  Investment in FHLB stock ............        23,988          810     6.83         29,194          1,016     7.00
                                          ------------   ----------            ------------   ------------
     Total interest-earning assets ....   $ 2,066,696       78,326     7.58    $ 2,272,320         83,334     7.33
                                          ============   ----------            ============   ------------
Interest-bearing liabilities:
  Deposits:
   Demand deposits ....................   $   326,577        2,437     1.49    $   355,359          2,456     1.39
   Savings deposits ...................        94,991        1,310     2.76         96,674          1,389     2.89
   Time deposits ......................     1,616,204       44,149     5.46      1,899,266         48,466     5.06
                                          ------------   ----------            ------------   ------------
     Total deposits ...................     2,037,772       47,896     4.74      2,351,299         52,311     4.47
Borrowings ............................        51,478        3,137    12.20         55,715          3,325    12.00
                                          ------------   ----------            ------------   ------------
   Sub-total interest-bearing
     liabilities ......................     2,089,250       51,033     4.93      2,407,014         55,636     4.65
Interest allocated to discontinued
  operations ..........................        (5,959)        (180)    6.03       (108,231)        (3,223)    6.09
                                          ------------   ----------            ------------   ------------
                                                                                                       (CONTINUED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------------------------------
                                                          2001                                  2000
                                          ----------------------------------   ------------------------------------
                                             AVERAGE                  AVERAGE    AVERAGE                    AVERAGE
                                              DAILY                   YIELD/      DAILY                      YIELD/
                                             BALANCE      INTEREST     RATE      BALANCE       INTEREST       RATE
                                          ------------   ----------   ------   ------------   ------------   ------
                                                                  (DOLLARS IN THOUSANDS)
Total adjusted interest-bearing
  liabilities .........................   $ 2,083,291       50,853     4.88    $ 2,298,783         52,413     4.59
                                          ============   ----------            ============   ------------
Net interest income/interest rate
  spread ..............................                  $  27,473     2.70%                  $    30,921     2.74%
                                                         ==========   ======                  ============   ======
Net yield on interest-earning assets ..                                2.66%                                  2.69%
                                                                      ======                                 ======

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

                                         QUARTERS ENDED JUNE 30          SIX MONTHS ENDED JUNE 30,
                                         2001 COMPARED TO 2000             2001 COMPARED TO 2000
                                        FAVORABLE (UNFAVORABLE)           FAVORABLE (UNFAVORABLE)
                                     ------------------------------   ------------------------------
                                      VOLUME      RATE       NET       VOLUME      RATE       NET
                                     --------   --------   --------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
Interest income:
   Loans .........................   $(2,283)   $ 1,197    $(1,086)   $(8,921)   $ 4,371    $(4,550)
   MBS ...........................      (123)      (399)      (522)      (398)      (393)      (791)
   Investment securities .........       991       (983)         8      1,703     (1,164)       539
   Investment in FHLB stock ......       (87)      (110)      (197)      (175)       (31)      (206)
                                     --------   --------   --------   --------   --------   --------
     Total interest income .......    (1,502)      (295)    (1,797)    (7,791)     2,783     (5,008)
                                     --------   --------   --------   --------   --------   --------

Interest expense:
   Deposits:
     Demand deposits .............        14        (77)       (63)       191       (172)        19
     Savings deposits ............         9        119        128         21         57         78
     Time deposits ...............     2,160       (482)     1,678      7,407     (3,089)     4,318
                                     --------   --------   --------   --------   --------   --------
     Total deposits ..............     2,183       (440)     1,743      7,619     (3,204)     4,415
   Borrowings ....................         2          4          6        182          4        186
   Interest allocated to
     discontinued operations .....    (1,221)       (26)    (1,247)    (3,105)        62     (3,043)
                                     --------   --------   --------   --------   --------   --------
Total interest expense ...........       964       (462)       502      4,695     (3,138)     1,558
                                     --------   --------   --------   --------   --------   --------
Decrease in net interest income ..   $  (539)   $  (756)   $(1,295)   $(3,095)   $  (355)   $(3,450)
                                     ========   ========   ========   ========   ========   ========

INCOME TAXES

     The Company's expected combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. As of June 30, 2001 and December 31, 2000, the Company's significant deferred tax assets, which primarily consisted of net operating loss carryforwards and bad debt timing differences, were reduced by a valuation allowance as required under Statement of Financial Accounting Standards ("SFAS") SFAS No. 109, "Accounting for Income Taxes." During the first quarter of 2001, the Company adjusted the valuation allowance required under SFAS No. 109 such that the amount of deferred tax assets recognized increased by $1.5 million to $5.6 million, resulting in $1.5 million of income tax benefits. The Company does not anticipate recording any significant amount of income tax benefits or expense during the remainder of 2001.


FINANCIAL CONDITION

ASSET QUALITY

     The Company's mortgage loan portfolio is primarily secured by assets located in Southern California and is comprised principally of single family and multifamily residential loans. At June 30, 2001, 28.6% of Fidelity's real estate loan portfolio consisted of single family residences (1 to 4 units), while 63.1% consisted of multifamily dwellings of 5 or more units.

     Because 91% of the Company's mortgage loan portfolio is secured by properties located in Southern California, the performance of the Company's loans are particularly susceptible to the potential for declines in the Southern California economy, such as increasing vacancy rates, declining rents, increasing interest rates, declining debt coverage ratios, and declining market values for single family, multifamily and commercial properties. In addition, the possibility that borrowers may abandon properties or seek bankruptcy protection with respect to income properties experiencing negative cash flow, particularly where such properties are not cross-collateralized by other performing assets, can also adversely affect portfolio performance.

   DELINQUENT LOANS

     The following tables present net delinquent mortgage loans at the dates indicated:

                                                                         QUARTERS ENDED
                                                 ---------------------------------------------------------------
                                                  JUNE 30,     MARCH 31,  DECEMBER 31, SEPTEMBER 30,    JUNE 30,
                                                    2001         2001         2000         2000          2000
                                                 ----------   ----------   ----------   -----------   ----------
                                                                      (DOLLARS IN THOUSANDS)
Mortgage loan delinquencies by number of days:
   30 to 59 days .............................   $   2,470    $   2,250    $   3,651    $    5,254    $   3,306
   60 to 89 days .............................         832          971        2,171         1,646        1,416
   90 days and over ..........................       3,820        3,818        3,695         3,331        2,308
                                                 ----------   ----------   ----------   -----------   ----------

     Total ...................................   $   7,122    $   7,039    $   9,517    $   10,231    $   7,030
                                                 ==========   ==========   ==========   ===========   ==========

   As a percentage of outstanding balances:
     30 to 59 days ...........................        0.16%        0.14%        0.22%         0.31%        0.20%
     60 to 89 days ...........................        0.05         0.06         0.13          0.10         0.08
     90 days and over ........................        0.25         0.24         0.23          0.20         0.14
                                                 ----------   ----------   ----------   -----------   ----------

        Total ................................        0.46%        0.44%        0.58%         0.61%        0.42%
                                                 ==========   ==========   ==========   ===========   ==========

   NONPERFORMING AND CLASSIFIED ASSETS

     All assets and ratios are reported net of specific reserves unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                                                   QUARTERS ENDED
                                           -------------------------------------------------------------
                                            JUNE 30,    MARCH 31,   DECEMBER 31, SEPTEMBER 30,  JUNE 30,
                                             2001         2001         2000          2000        2000
                                           ---------    ---------    ---------    ---------    ---------
                                                               (DOLLARS IN THOUSANDS)
Nonperforming Assets ("NPAs") by Type:
   NPLs ................................   $  3,989     $  3,963     $  3,849     $  3,468     $  2,377
   Real Estate Owned ("REO") ...........      1,508        1,536        1,419        1,070        2,886
   Other repossessed assets ............          7            3            7            8           --
                                           ---------    ---------    ---------    ---------    ---------

     Total NPAs ........................   $  5,504     $  5,502     $  5,275     $  4,546     $  5,263
                                           =========    =========    =========    =========    =========

Number of REO properties ...............         23           24           22           21           27
                                           =========    =========    =========    =========    =========

NPAs by Composition:
   Single family (1 to 4 units) ........   $  3,774     $  3,941     $  4,558     $  3,810     $  3,210
   Multifamily 5 units and over ........        781          781           --           --        1,470
   Commercial and other ................      1,273        1,154        1,078        1,136        1,136
   Consumer ............................        176          148          161          145           69
   REO valuation allowances ............       (500)        (522)        (522)        (545)        (622)
                                           ---------    ---------    ---------    ---------    ---------
     Total NPAs ........................      5,504        5,502        5,275        4,546        5,263
   Total troubled debt restructurings
     ("TDRs") ..........................     22,718       22,659       23,737       25,188       24,855
                                           ---------    ---------    ---------    ---------    ---------

     Total TDRs and NPAs ...............   $ 28,222     $ 28,161     $ 29,012     $ 29,734     $ 30,118
                                           =========    =========    =========    =========    =========

Classified Assets:
   NPAs ................................   $  5,504     $  5,502     $  5,275     $  4,546     $  5,263
   Performing classified loans .........     24,647       30,628       34,851       43,728       41,881
   Other classified assets .............        548          588          650          597          500
                                           ---------    ---------    ---------    ---------    ---------

     Total classified assets ...........   $ 30,699     $ 36,718     $ 40,776     $ 48,871     $ 47,644
                                           =========    =========    =========    =========    =========

Classified Asset Ratios:
   NPLs to total assets ................       0.18%        0.18%        0.17%        0.16%        0.11%
   NPLs to total loans .................       0.26%        0.25%        0.23%        0.21%        0.14%
   NPAs to total assets ................       0.25%        0.25%        0.24%        0.21%        0.24%
   TDRs to total assets ................       1.05%        1.04%        1.07%        1.16%        1.13%
   NPAs and TDRs to total assets .......       1.31%        1.29%        1.31%        1.37%        1.37%
   Classified assets to total assets ...       1.42%        1.68%        1.84%        2.25%        2.16%
   REO to NPAs .........................      27.40%       27.92%       26.90%       23.53%       54.84%
   NPLs to NPAs ........................      72.47%       72.03%       72.97%       76.29%       45.16%


     Total classified assets decreased $10.1 million from December 31, 2000 to June 30, 2001. This decrease reflects the continuing improvement in the performance of the mortgage loan portfolio and the underlying income properties.

   ALLOWANCE FOR ESTIMATED LOAN AND REO LOSSES

     The following schedule summarizes the activity in the Bank's allowances for estimated loan and REO losses:

                                                QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                ----------------------    ----------------------
                                                   2001         2000         2001         2000
                                                ---------    ---------    ---------    ---------
                                                             (DOLLARS IN THOUSANDS)
Balance at beginning of period ..............   $ 10,538     $ 14,294     $ 10,657     $ 15,257
                                                ---------    ---------    ---------    ---------
   Charge-offs ..............................       (233)        (376)        (360)      (1,463)
   Recoveries ...............................          9          203            9          275
                                                ---------    ---------    ---------    ---------
     Net charge-offs ........................       (224)        (173)        (351)      (1,188)
   Allocation of reserves to loans sold .....         --           --           --         (501)
   Provision:
     Estimated loan losses ..................         --       (1,500)          --         (958)
     REO ....................................         --           11            8           22
                                                ---------    ---------    ---------    ---------

Balance at end of period ....................   $ 10,314     $ 12,632     $ 10,314     $ 12,632
                                                =========    =========    =========    =========
Ratio of net charge-offs during the period to
   average loans outstanding, annualized ....       0.06%        0.04%        0.04%        0.13%


     The following table presents loan and REO charge-offs and recoveries by property type, where applicable, for the periods indicated:

                                                QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                ----------------------    ----------------------
                                                   2001         2000         2001         2000
                                                ---------    ---------    ---------    ---------
                                                             (DOLLARS IN THOUSANDS)
 Charge-offs:
    Single family (1 to 4 units) ............   $     82     $     78     $    110     $    314
    Multifamily (5 or more units) ...........         --          135           --          171
    Commercial and industrial ...............         42           --           68           55
    Other loans .............................        109          163          182          923
                                                ---------    ---------    ---------    ---------

 Total charge-offs ..........................   $    233     $    376     $    360     $  1,463
                                                =========    =========    =========    =========
 Recoveries:
    Single family (1 to 4 units) ............   $      9     $    203     $      9     $    217
    Multifamily (5 or more units) ...........         --           --           --           29
    Commercial and industrial ...............         --           --           --           29
                                                ---------    ---------    ---------    ---------

 Total recoveries ...........................   $      9     $    203     $      9     $    275
                                                =========    =========    =========    =========

     The following table sets forth the allowance for estimated loan and REO losses at the dates indicated:

                                                                        QUARTERS ENDED
                                              -------------------------------------------------------------------
                                                JUNE 30,     MARCH 31,    DECEMBER 31,  SEPTEMBER 30,   JUNE 30,
                                                 2001          2001          2000           2000         2000
                                              -----------   -----------   -----------   -----------   -----------
                                                                     (DOLLARS IN THOUSANDS)
Loans:
   ALLL ...................................   $    8,888    $    9,237    $    8,681    $    8,925    $    9,574
   Specific Valuation Allowance ("SVA") ...          926           779         1,454         1,889         2,436
                                              -----------   -----------   -----------   -----------   -----------
     Total ALLL and SVA ...................        9,814        10,016        10,135        10,814        12,010
REO valuation allowances ..................          500           522           522           545           622
                                              -----------   -----------   -----------   -----------   -----------

Total allowances ..........................   $   10,314    $   10,538    $   10,657    $   11,359    $   12,632
                                              ===========   ===========   ===========   ===========   ===========

Selected ratios:
   Total allowances to net loans and REO ..         0.66%         0.65%         0.64%         0.67%         0.75%
   Total ALLL to:
     Net loans ............................         0.57%         0.57%         0.52%         0.53%         0.57%
     Net NPLs .............................       222.81%       233.08%       225.54%       257.28%       402.78%
     Net loans and REO ....................         0.57%         0.57%         0.52%         0.53%         0.57%
     Net NPAs .............................       161.48%       167.88%       164.57%       196.28%       181.91%
     Total assets .........................         0.41%         0.42%         0.39%         0.41%         0.43%


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

     The Bank's actual and required capital are as follows at the dates indicated:

                                                                      TO BE CATEGORIZED
                                                                        AS ADEQUATELY    TO BE CATEGORIZED
                                                        ACTUAL           CAPITALIZED    AS WELL CAPITALIZED
                                                  ------------------  -----------------  -----------------
                                                   AMOUNT     RATIO    AMOUNT     RATIO   AMOUNT    RATIO
                                                  ---------  -------  ---------  ------  ---------  ------
                                                                    (DOLLARS IN THOUSANDS)
AS OF JUNE 30, 2001:
  Total capital (to risk-weighted assets) ......  $119,026    10.51%  $ 90,593    8.00%  $113,242   10.00%
  Core capital (to adjusted tangible assets) ...   110,452     5.14     85,926    4.00    107,408    5.00
  Tangible capital (to tangible assets) ........   110,452     5.14     32,222    1.50           N/A

  Core capital (to risk-weighted assets) .......   110,452     9.75           N/A          67,945    6.00
AS OF DECEMBER 31, 2000:
  Total capital (to risk-weighted assets) ......  $113,158     9.01%  $100,322    8.00%  $125,402   10.00%
  Core capital (to adjusted tangible assets) ...   104,791     4.76     88,061    4.00    110,077    5.00
  Tangible capital (to tangible assets) ........   104,791     4.76     33,022    1.50            N/A

  Core capital (to risk-weighted assets) .......   104,791     8.36           N/A          75,241    6.00

     The following table reconciles the Company's stockholders' equity to the Bank's tangible, core and risk-based capital at the dates indicated:

                                             TANGIBLE      CORE       RISK-BASED
                                             CAPITAL      CAPITAL      CAPITAL
                                            ----------   ----------   ----------
                                                   (DOLLARS IN THOUSANDS)
AS OF JUNE 30, 2001:
  Consolidated stockholders' equity ....... $  69,223    $  69,223    $  69,223
  Adjustments:
    Fidelity's Preferred Stock ............    51,750       51,750       51,750
    Bank Plus equity excluding Fidelity ...     1,911        1,911        1,911
                                            ----------   ----------   ----------

  Fidelity's stockholders' equity .........   122,884      122,884      122,884
  Accumulated other comprehensive loss ....     1,258        1,258        1,258
  Adjustments:
    Intangible assets .....................    (9,477)      (9,477)      (9,477)
    Supplementary capital-- ALLL ..........        --           --        8,888
    Net deferred tax assets limitations ...    (4,213)      (4,213)      (4,213)
    Assets required to be deducted ........        --           --         (314)
                                            ----------   ----------   ----------

  Regulatory capital ...................... $ 110,452    $ 110,452    $ 119,026
                                            ==========   ==========   ==========
AS OF DECEMBER 31, 2000:
  Consolidated stockholders' equity ....... $  65,653    $  65,653    $  65,653
  Adjustments:
    Fidelity's Preferred Stock ............    51,750       51,750       51,750
    Bank Plus equity excluding Fidelity ...    (1,311)      (1,311)      (1,311)
                                            ----------   ----------   ----------
  Fidelity's stockholders' equity .........   116,092      116,092      116,092
  Accumulated other comprehensive loss ....     3,036        3,036        3,036
  Adjustments:
    Intangible assets .....................   (10,436)     (10,436)     (10,436)
    Supplementary capital-- ALLL ..........        --           --        8,681
    Net deferred tax assets limitations ...    (3,901)      (3,901)      (3,901)
    Assets required to be deducted ........        --           --         (314)
                                            ----------   ----------   ----------

  Regulatory capital ...................... $ 104,791    $ 104,791    $ 113,158
                                            ==========   ==========   ==========


     As of June 30, 2001, the Bank was "well capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. As of June 30, 2001, the most constraining of the capital ratio measurements under the PCA requirements was core capital to total assets which had an excess of $3.0 million above the minimum level required to be considered well capitalized. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors.

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

   DEPOSITS

     The largest source of funds for the Company is deposits. Customer deposits are insured by the FDIC to the maximum amount permitted by law. The following table presents the distribution of deposit accounts at the dates indicated:

                                              JUNE 30,      DECEMBER 31,   JUNE 30,
                                                2001           2000          2000
                                             -----------   -----------   -----------
                                                     (DOLLARS IN THOUSANDS)

Checking accounts ...........................   $  331,891    $  332,564    $  317,108
Passbook accounts ...........................       40,944        40,353        45,086
Money market savings accounts ...............       46,206        59,377        43,369
                                                -----------   -----------   -----------

   Total transaction accounts ...............      419,041       432,294       405,563
                                                -----------   -----------   -----------
Certificates of Deposit ("CDs"):
   Less than $100,000 .......................    1,067,326     1,130,023     1,187,631
   Greater than $100,000 ....................      534,889       513,475       523,313
                                                -----------   -----------   -----------
     Total CDs ..............................    1,602,215     1,643,498     1,710,944
                                                -----------   -----------   -----------
Total deposits ..............................   $2,021,256    $2,075,792    $2,116,507
                                                ===========   ===========   ===========

Weighted average interest rate on deposits ..         4.41%         4.85%         4.64%
                                                ===========   ===========   ===========


     There were no brokered deposits outstanding at the dates indicated above.

     The following table provides information with regards to the Bank's most recent quarterly experience in the levels of and pricing of CDs for the period indicated:

                                                                                    WEIGHTED AVERAGE RATE
                                                                                   ------------------------
                                         MATURITIES/     NEW OR                         NET        NEW OR
                                         WITHDRAWALS    RENEWED      NET CHANGE    WITHDRAWALS     RENEWED
                                         -----------   -----------   -----------   ------------   ---------
                                                               (DOLLARS IN THOUSANDS)
 CDs maturing in quarter ended:
     June 30, 2000.....................  $  454,380    $  453,744    $     (636)         4.88%         5.56%
     September 30, 2000................     434,029       384,317       (49,712)         4.95          5.68
     December 31, 2000.................     386,977       369,243       (17,734)         5.15          5.68
     March 31, 2001....................     392,909       372,225       (20,684)         5.43          4.79
     June 30, 2001.....................     372,509       351,910       (20,599)         5.75          4.22

     The distribution of certificate accounts by date of maturity is an important indicator of the relative stability of a major source of funds. Longer term certificate accounts generally provide greater stability as a source of funds, but currently entail greater interest costs than transaction accounts. The following tables summarize certificate accounts by maturity and weighted average rate at June 30, 2001:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                            AMOUNT       RATE
                                                         ------------  ---------
   MATURES IN QUARTER ENDED:                             (DOLLARS IN THOUSANDS)
   -------------------------

  September 30, 2001..................................   $   353,726      5.64%
  December 31, 2001...................................       326,849      5.41
  March 31, 2002......................................       326,177      5.12
  June 30, 2002.......................................       275,617      4.54
  September 30, 2002..................................        84,197      4.57
  December 31, 2002...................................        81,905      4.57
  March 31, 2003......................................        79,992      4.88
  June 30, 2003 and after.............................        73,752      4.99
                                                         ------------  ---------

     Total CDs........................................   $ 1,602,215      5.12%
                                                         ============  =========


   BORROWINGS

     As of June 30, 2001 and December 31, 2000, the Company's only borrowings were $51.5 million of Senior Notes which carry an interest rate of 12.0%.

   UNDRAWN SOURCES

     The Company maintains other sources of liquidity to draw upon, which at June 30, 2001 include (a) available credit with the FHLB of $323.8 million, (b) $374.1 million in unpledged securities available to be placed in reverse repurchase agreements or sold, (c) available credit facilities at the Federal Reserve Bank of $100 million and the ability under Federal Regulations to borrow $125 million through the use of brokered CDs.

   CONTINGENT OR POTENTIAL USES OF FUNDS

     The Bank had unfunded loans totaling $19.8 million and $4.2 million at June 30, 2001 and December 31, 2000, respectively. Additionally, unused lines of credit related to other loans totaled $36.8 million and $34.1 million at June 30, 2001 and December 31, 2000, respectively.

   HOLDING COMPANY LIQUIDITY

     At June 30, 2001, Bank Plus had cash and cash equivalents of $0.8 million. Bank Plus has no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity and Gateway in order to fund its cash needs, including its payment obligations on the $51.5 million senior notes.

     During the quarter, Bank Plus made its scheduled interest payment on its Senior Notes. The liquidity for interest payments in the near term is expected to be provided by preferred and common stock dividends from the Bank and currently projected liquidity at the holding company. The Bank has been authorized by the OTS to make payments of dividends on its preferred stock so long as its core and risk-based capital ratios remain above 4.0% and 8.0%, respectively. The Bank is required to give the OTS 30 days notice prior to the payment of any preferred stock dividend. The OTS has also given approval for the Bank to pay dividends of $250,000 on its common stock in August of 2001. The amount of the approved common stock dividend approximates the difference between the quarterly preferred stock dividend paid by the Bank to Bank Plus and the quarterly interest payment on the Senior Notes. The authorization from the OTS does not constrain the OTS from restricting future dividend payments based on safety and soundness considerations or future examination findings, and no assurance can therefore be given that the OTS will permit future dividend payments by Fidelity to Bank Plus. The Bank has received no indication from the OTS that it will object to the continued payment of preferred dividends.


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

     The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of June 30, 2001. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions, including those stated in the notes to the table.

                                    MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                           AS OF JUNE 30, 2001
                                                                          MATURITY OR REPRICING
                                           ------------------------------------------------------------------------------------
                                             WITHIN 3       4-12            1-5           6-10          OVER 10
                                              MONTHS       MONTHS          YEARS         YEARS           YEARS         TOTAL
                                           -----------   -----------    -----------    -----------    -----------   -----------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Cash and cash equivalents ............   $  152,978    $       --     $       --     $       --     $       --    $  152,978
  FHLB stock (1) .......................       20,047            --             --             --             --        20,047
  MBS (1) ..............................      250,395           508             --             --        128,104       379,007
  Assets of discontinued operations ....        6,441            --             --             --             --         6,441
  Loans receivable:
    ARMs (2) ...........................    1,051,556       297,715         24,266         20,566            931     1,395,034
    Fixed rate loans ...................        2,679            53          2,883          7,739        141,858       155,212
                                           -----------   -----------    -----------    -----------    -----------   -----------
      Total gross loans receivable .....    1,054,235       297,768         27,149         28,305        142,789     1,550,246
                                           -----------   -----------    -----------    -----------    -----------   -----------

Total interest-earning assets ..........    1,484,096       298,276         27,149         28,305        270,893    $2,108,719
                                           -----------   -----------    -----------    -----------    -----------   ===========
Interest-bearing liabilities:
  Deposits:
    Checking and savings accounts (3) ..      372,835            --             --             --             --       372,835
    Money market accounts (3) ..........       46,206            --             --             --             --        46,206
    Fixed maturity deposits:
      Retail customers .................      353,726       928,643        319,454            328             64     1,602,215
                                           -----------   -----------    -----------    -----------    -----------   -----------
        Total deposits .................      772,767       928,643        319,454            328             64     2,021,256
                                           -----------   -----------    -----------    -----------    -----------   -----------

  Borrowings ...........................           --            --             --         51,478             --        51,478


Total interest-bearing liabilities .....      772,767       928,643        319,454         51,806             64    $2,072,734
                                           -----------   -----------    -----------    -----------    -----------   ===========

Repricing Gap ..........................   $  711,329    $ (630,367)    $ (292,305)    $  (23,501)    $  270,829
                                           ===========   ===========    ===========    ===========    ===========


Gap to total assets ....................        32.94%       (29.19)%       (13.54)%        (1.09)%        12.54%

Cumulative Gap to Total Assets .........        32.94%         3.75%         (9.79)%       (10.88)%         1.66%

------------------------
(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) ARMs are primarily in the shorter categories as they are subject to nterest rate adjustments.
(3) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.

     The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of ARM loans. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. ARM loans comprised 90% of the total mortgage loan portfolio at June 30, 2001 and 76% of the mortgage portfolio is indexed to the FHLB Eleventh District Cost of Funds Index ("COFI"). The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months.

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

     Nationwide initially instituted litigation against the Bank in the Texas State court. After the Bank's petition to compel Nationwide to arbitrate and stay proceedings filed by Nationwide in Texas was granted, Nationwide filed an arbitration proceeding against the Bank in Los Angeles. In the arbitration Nationwide asserts claims for breach of contract and intentional interference with contracts resulting from the Bank's termination of its agreements with Nationwide and MMG Direct, Inc., in October 1998, and the termination of the affinity credit card marketing program, Hometown Dealers. In response, the Bank has asserted counterclaims for fraud, breach of contract, and breach of Nationwide's promise to arbitrate.

     The Bank believes that Nationwide's claims are without merit, that it has valid defenses to Nationwide's claims, and that it has valid counterclaims against Nationwide for fraud and breach of contract, and the Bank intends to diligently defend against Nationwide's claims and pursue its counterclaims. The arbitration hearing is scheduled to commence in October 2001.

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

     The continued hearing directed by the Court of Appeal took place July 30, 2001. Shortly before submissions to the Court in connection with that hearing were due, plaintiffs' counsel revealed that an investor had stepped forward and wished to act as a class representative or, if that request is denied, to pursue its individual claims in the pending lawsuit. Consequently, the trial court directed plaintiffs' counsel to file a motion to amend the complaint, which was heard at the same time as the continued hearing. This investor is seeking individual damages in excess of $10.0 million. A ruling is anticipated in late August regarding whether or not plaintiffs will be permitted to amend their complaint, whether that investor will be permitted to assert any class-based claims, whether it would be an appropriate class representative plaintiff or whether the investor would be permitted to amend solely for the purposes of pursuing its individual claims. In light of the emergence of this investor, however, plaintiffs' counsel have stated in papers submitted to the trial court that they are withdrawing their request for a solicitation.

     In the event the trial court permits plaintiffs to amend the complaint adding the investor as a proposed class representative, the Company intends to continue to assert all defenses to class certification, and further intends to continue to assert that any claims made by that investor or any other proposed representative plaintiff on behalf of the expanded class asserted in Gunty II are barred and preempted by the Securities Litigation Uniform Standards Act of 1998, and that such preemption may extend to the entire case depending on the nature of the rulings of the trial court. In addition, should any purported class of any scope be certified, or if the trial court allows plaintiffs to amend the complaint to add the investor as an individual plaintiff, the Company intends to vigorously defend itself on the merits. In this respect, the Company believes, among other things, that its communications to the public were timely and accurate and that it did not engage in any market activity which would generate liability under the California Corporations Code.

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

DURGA MA ARBITRATION

     In April 1998, the Bank entered into two Private Label Credit Card Agreements with Durga Ma, a New Jersey corporation, doing business as Diamond Way International. One of those agreements contemplated issuing credit cards to Durga Ma's jewelry customers; the other contemplated issuing cards to customers of independent jewelry retailers. These independent jewelry retailers were required to be customers of Durga Ma. According to the agreements, the Bank would issue credit cards to customers whose applications were approved by the Bank. The Bank would have the exclusive right to issue to qualified customers credit cards bearing the name "Diamond Way" or bearing names associated with the independent retailers. No agreements with independent jewelers were ever negotiated or executed and no cards were ever issued under either of these programs.

     In October 1999, Durga Ma invoked binding arbitration alleging "breach of contract and fraud" and claimed lost profit damages in excess of $7.0 million. The Bank believes these claims lack merit, that its defenses to the plaintiff's claims are valid, and the damages sought are speculative. The evidentiary hearing in the arbitration took place in July 2001. Closing arguments are scheduled for August 2001.

CHOICE ONE LITIGATION

     During 1997 and 1998, the Bank was in negotiations with Choice One Finance Corporation regarding a proposed credit card program in which consumers would have an opportunity to apply for credit cards to finance their purchases of water softeners and other consumer goods. Several drafts of a proposed agreement were exchanged, but an agreement was never signed and the program was not commenced. Choice One alleges that an oral agreement or other enforceable obligations none-the-less exists, and on March 12, 1999 commenced a lawsuit entitled CHOICE ONE FINANCE CORP. v. FIDELITY FEDERAL BANK, Superior Court for the State of California, County of Los Angeles, Case No. BC206945. The plaintiff seeks damages of at least $10 million based on estimates of the profit it would have received if the program had been implemented. The Bank filed an answer disputing the claims. Discovery is complete, and the Bank filed a summary judgment motion in September 2000. The court dismissed two of three of the plaintiff's causes of action, but determined that Choice One is entitled to a trial on whether an enforceable oral contract existed and, if so, whether it was breached. The Bank believes that the plaintiff's claims are without merit, that the damages sought are speculative, and that the Bank has valid defenses to the plaintiff's claims. The trial is currently expected to commence in September 2001.

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

     The court in the multidistrict litigation elected to proceed with motions to dismiss in two "test" cases in which nearly all of the issues are the same as in all the other consolidated cases, including the Bank's. On February 23, 2001, the court entered an order granting the motions to dismiss based on plaintiff's failure to state a RICO claim. The court's order stated that it was dispositive of the issues in the other cases, including the Bank's case. The court certified its order as final for purposes of appeal. Plaintiffs have appealed the two test cases and the appeal is pending before the U.S. Court of Appeals for the Fifth Circuit. Pending the outcome of the appeal, Brown's lawsuit against the Bank is stayed, as are the other consolidated cases.

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

     On February 25, 2000, Fidelity delivered to FAMCO formal notice that the agreements pertaining to the Program had expired, and a demand that FAMCO or a designee fulfill its obligation to purchase the receivables at par. FAMCO defaulted on this obligation. To enforce this obligation, Fidelity filed with the American Arbitration Association in Los Angeles, California a formal demand for arbitration. The arbitration proceeding is designated Fidelity Federal Bank, FSB v. First Alliance Acceptance Corp. and First Alliance Mortgage Corp., File No. 72 148 226 00. As of June 30, 2001, total receivables outstanding under the program were $6.3 million and the balance of the cash collateral account was $2.9 million.

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

         The Bank has obtained relief from stay pursuant to an order of the Bankruptcy Court to pursue its claim in arbitration seeking to enforce the demand that FAMCO repurchase or cause the repurchase of the outstanding receivables, and to establish the amount of the Bank's claim against FAMCO's bankruptcy estate for damages arising from FAMCO's breach of that repurchase obligation. FAMCO has filed a counter demand for arbitration asserting various defenses to the obligations, including an alleged conflict of interest on the part of Fidelity's Chief Executive Officer based on his concurrent service as an officer of FAMCO and a director of Fidelity during the time that the relevant agreements were negotiated. The parties have agreed to suspend the arbitration proceeding pending approval by the bankruptcy court of a stipulated settlement between Fidelity and FAMCO which provides for, among other things, (i) the release of the cash collateral account to Fidelity, (ii) a $2.4 million unsecured claim by Fidelity as a creditor in FAMCO's bankruptcy and (iii) the settlement of all outstanding claims between Fidelity and FAMCO. There can be no assurance that the bankruptcy court will approve the stipulated settlement. Even if the stipulation is approved by the bankruptcy court, no assurance can be made as to what priorities the $2.4 million unsecured claim will receive in the final plan of reorganization or liquidation or how much of the claim will be paid.

     FAMCO has listed Fidelity as one of its 20 largest unsecured creditors, and Fidelity is represented on FAMCO's unsecured creditors' committee.

     If the bankruptcy court does not approve the stipulated settlement, Fidelity intends to mitigate its damages, pursue vigorously its rights and remedies to recover amounts owed by FAMCO, and seek recourse to the cash collateral to recover any shortfall subject to the constraints of applicable bankruptcy law. There is substantial uncertainty as to Fidelity's success in mitigating damages, the ability of FAMCO to pay the claims of its creditors and the timing and amount of distributions that may be made by FAMCO to its creditors. Although the Bank believes that it is entitled to offset the cash collateral it holds to reduce its claim in the bankruptcy, court approval will be required prior to executing such an offset.

VIRTRUE CAPITAL ARBITRATION

     On August 6, 1999, the Bank entered into an agreement to sell to Virtrue Capital the Bank's branch office at the Mall of America ("MOA") in Minnesota. Concurrently with entering into that agreement, the Bank closed a sale to Virtrue Capital of all of the Bank's intellectual property rights relating to the name "iBank". The total purchase price for the branch and the intellectual property was $1.5 million, which was placed in escrow. Under the agreement, in the event that Virtrue Capital was unable to close the transaction to purchase the branch by a date certain, the funds in escrow would be released to the Bank. In the first quarter of 2000, the agreement was amended to (i) extend the term until September 30, 2000, (ii) to allow Virtue Capital to sell the MOA branch to a qualified buyer, and (iii) to immediately release all funds held in escrow to the Bank. Virtrue Capital was never able to get regulatory approval for the branch transaction or complete a sale to a qualified buyer. In October 2000, the Bank declined to extend the agreement any further and terminated the transaction. On December 18, 2000, Virtrue Capital filed a notice with the American Arbitration Association in Los Angeles, California, commencing an arbitration proceeding entitled VIRTRUE CAPITAL CORPORATION v. FIDELITY FEDERAL BANK, ET AL. (Case No. 72 Y 181 0135 00 BLV). Virtrue Capital's principal allegation is that the Bank breached an alleged oral promise to extend further the deadline for closing the transaction so as to enable Virtrue Capital to find a qualified buyer that could receive regulatory approval. On July 17, 2001, Virtrue amended its claim to add causes of action based on two new allegations. The first new allegation is that the Bank tortiously interfered with Virtrue Capital's efforts to sell the MOA branch to another buyer, Highland Bank. Virtrue Capital has also added several causes of action based on the claim that the Bank improperly continued to use the "iBank" name after expiration of the agreement with Virtrue Capital. The parties have exchanged documents and begun depositions. Based on the discovery obtained thus far, the Bank believes Virtrue Capital's claims lack merit and it has substantial defenses to the claims asserted by Virtrue Capital. The Bank intends to diligently defend itself in the arbitration. The arbitration hearing is scheduled to commence in October 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS


    EXHIBIT
      NO.                             DESCRIPTION
-------------  -----------------------------------------------------------------
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

     4.2 Indenture dated as of July 18, 1997, between Bank Plus Corporation and The Bank of New York, as trustee relating to the 12% Senior Notes due July 18, 2007, of Bank Plus Corporation (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-8 of Bank Plus filed on September 4, 1997).*

     4.3 Form of Amended and Restated Rights Agreement, dated as of March 26, 1999, between Bank Plus and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4 to the report on Form 8-K filed with the SEC on March 30, 1999).*

     4.31 Form of First Amendment dated as of July 20, 2001 to Amended and Restated Rights Agreement between Bank Plus and American Stock Transfer & Trust Company, as Rights Agent.

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

    EXHIBIT
      NO.                             DESCRIPTION
-------------  -----------------------------------------------------------------

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

    EXHIBIT
      NO.                             DESCRIPTION
-------------  -----------------------------------------------------------------

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

     10.23 Amendment No. 2 to the Letter Agreement by and between Bank Plus Corporation and Mark K. Mason dated as of February 13, 2001 (incorporated by reference to Exhibit 10.23 to the annual report on form 10-K for the year ended December 31, 2000).*

     10.24 Amendment No. 2 to the Letter Agreement by and between Bank Plus Corporation and Godfrey B. Evans dated as of February 13, 2001 (incorporated by reference to Exhibit 10.24 to the annual report on form 10-K for the year ended December 31, 2000).*

     10.25 Amendment No. 2 to the Letter Agreement by and between Bank Plus Corporation and John M. Michel dated as of February 13, 2001 (incorporated by reference to Exhibit 10.25 to the annual report on form 10-K for the year ended December 31, 2000).*

     10.26 Agreement to Purchase Assets and Assume Liabilities dated as of May 26, 1999 by and between Fidelity and Peoples Bank of California (incorporated by reference to Exhibit 10.26 to the annual report on form 10-K for the year ended December 31,
               2000).*
     10.27 Agreement and Plan of Merger by and between Bank Plus Corporation and FBOP Corporation dated June 2, 2001 (filed as Exhibit 2.1 to a current report on Form 8-K dated June 2, 2001).*

     * Indicates previously filed documents.


REPORTS ON FORM 8-K

     Current report on Form 8-K dated June 2, 2001 reporting an Agreement and Plan of Merger by and between Bank Plus Corporation and FBOP Corporation dated June 2, 2001.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          BANK PLUS CORPORATION
                                          Registrant



Date: August 6, 2001                                /s/ Mark K. Mason
                                          --------------------------------------
                                                        Mark K. Mason
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER;
                                                VICE CHAIRMAN OF THE BOARD
                                               (PRINCIPAL EXECUTIVE OFFICER)


Date: August 6, 2001                               /s/ John M. Michel
                                          --------------------------------------
                                                       John M. Michel
                                                EXECUTIVE VICE PRESIDENT AND
                                                  CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER)