Form 10-Q
period 2001-09-30
BANK PLUS CORP
filed 2001-11-14
CIK 1012616

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

         As of November 9, 2001, Registrant had outstanding 19,510,539 shares of Common Stock, par value $.01 per share.

================================================================================

                              BANK PLUS CORPORATION


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of September
             30, 2001 and December 31, 2000................................    1

          Consolidated Statements of Operations for the quarter and nine
             months ended September 30, 2001 and 2000......................    2

          Consolidated Statements of Comprehensive Income for the quarter
             and nine months ended September 30, 2001 and 2000.............    4

          Consolidated Statements of Cash Flows for the quarter and nine
             months ended September 30, 2001 and 2000......................    5

          Notes to Consolidated Financial Statements ......................    6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................    8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................   24

Item 4    Submission of Matters to a Vote of Security Holders..............   30

Item 6.   Exhibits and Reports on Form 8-K.................................   32

             a. Exhibits...................................................   32

             b. Reports on Form 8-K........................................   34

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BANK PLUS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollars in thousands, except per share amounts)

                                                                                September 30,  December 31,
                                                                                    2001           2000
                                                                                ------------   ------------
ASSETS:
   Cash and cash equivalents ................................................   $   243,131    $   223,681
   Mortgage-backed securities ("MBS") available for sale ("AFS"),
     at fair value ..........................................................       361,407        243,961
   Loans receivable, net of allowances for estimated loan losses of $9,547
     and $10,135 at September 30, 2001 and December 31, 2000, respectively ..     1,503,050      1,649,776
   Net assets of discontinued operations, at estimated disposition value ....         1,410          7,498
   Investment in Federal Home Loan Bank ("FHLB") stock ......................        20,371         25,631
   Premises and equipment ...................................................        24,611         27,510
   Other assets .............................................................        30,181         34,264
                                                                                ------------   ------------

Total Assets ................................................................   $ 2,184,161    $ 2,212,321
                                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Liabilities:
     Deposits ...............................................................   $ 2,040,677    $ 2,075,792
     Senior notes ...........................................................        51,478         51,478
     Other liabilities ......................................................        18,788         19,126
                                                                                ------------   ------------
        Total Liabilities ...................................................     2,110,943      2,146,396
                                                                                ------------   ------------

   Commitments and contingencies
   Minority interest ........................................................           272            272

   Stockholders' equity:
     Common stock:
        Common stock, par value $.01 per share; 78,500,000 shares
          authorized; 19,501,096 and 19,463,343 shares outstanding
          at September 30, 2001 and December 31, 2000, respectively .........           195            195
        Paid-in capital .....................................................       275,802        275,306
     Accumulated other comprehensive earnings (loss) ........................         2,109         (3,036)
     Accumulated deficit ....................................................      (205,160)      (206,812)
                                                                                ------------   ------------
        Total Stockholders' Equity ..........................................        72,946         65,653
                                                                                ------------   ------------

Total Liabilities and Stockholders' Equity ..................................   $ 2,184,161    $ 2,212,321
                                                                                ============   ============

                           See notes to consolidated financial statements.

                                    BANK PLUS CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Dollars in thousands, except per share amounts)

                                                                  Quarter ended                Nine months ended
                                                                  September 30,                  September 30,
                                                         -----------------------------   -----------------------------
                                                             2001             2000            2001           2000
                                                         -------------   -------------   -------------   -------------
Interest Income:
   Loans .............................................   $     28,957    $     32,602    $     93,003    $    101,198
   MBS ...............................................          5,187           4,098          14,317          14,019
   Investment securities and other ...................          2,028           2,878           7,178           7,695
                                                         -------------   -------------   -------------   -------------
     Total interest income ...........................         36,172          39,578         114,498         122,912
                                                         -------------   -------------   -------------   -------------
Interest Expense:
   Deposits ..........................................         22,297          25,087          70,193          77,398
   Other borrowings ..................................          1,568           1,571           4,705           4,896
   Interest allocated to discontinued operations .....            (65)           (622)           (245)         (3,845)
                                                         -------------   -------------   -------------   -------------
     Total interest expense ..........................         23,800          26,036          74,653          78,449
                                                         -------------   -------------   -------------   -------------
Net interest income ..................................         12,372          13,542          39,845          44,463
Provision for estimated loan losses ..................             --            (900)             --          (1,858)
                                                         -------------   -------------   -------------   -------------
Net interest income after provision for estimated loan
   losses ............................................         12,372          14,442          39,845          46,321
                                                         -------------   -------------   -------------   -------------
Noninterest Income:
   Fee income from the sale of investment products ...          1,607           1,462           4,691           5,199
   Fee income from deposits and other fee income .....            665             699           2,007           2,196
   Loan fee income ...................................            581             611           1,792           2,142
   Gain on sales of branches, net ....................             --           1,116              --          25,430
   Other income ......................................             99              51             440             210
   Real estate operations, net .......................            (33)            555               6             616
                                                         -------------   -------------   -------------   -------------
     Total noninterest income ........................          2,919           4,494           8,936          35,793
                                                         -------------   -------------   -------------   -------------
Operating Expense:
   Personnel and benefits ............................          8,191           8,631          27,177          28,165
   Occupancy .........................................          2,593           2,933           8,106           9,877
   Federal Deposit Insurance Corporation insurance ...            246           1,010           2,900           3,997
   Professional services .............................          1,402           1,496           4,997           6,360
   Office-related expenses ...........................            691             984           2,179           3,130
   Other .............................................            848             449           2,361           2,507
   Expenses allocated to discontinued operations .....            (90)           (205)           (292)         (2,237)
                                                         -------------   -------------   -------------   -------------
     Total operating expenses.........................         13,881          15,298          47,428          51,799
                                                         -------------   -------------   -------------   -------------
Earnings from continuing operations before income
   taxes and minority interest .......................          1,410           3,638           1,353          30,315
Income tax benefit ...................................             --              --          (1,461)             --
                                                         -------------   -------------   -------------   -------------
Earnings from continuing operations
   before minority interest ..........................          1,410           3,638           2,814          30,315
Minority interest in subsidiary ......................              7               7              21              21
                                                         -------------   -------------   -------------   -------------
Earnings from continuing operations ..................          1,403           3,631           2,793          30,294
Discontinued Operations:
   Loss from operations ..............................             --              --              --          (7,344)
   Loss on disposal ..................................         (1,143)           (832)         (1,143)        (61,176)
                                                         -------------   -------------   -------------   -------------

Net earnings (loss) ..................................   $        260    $      2,799    $      1,650    $    (38,226)
                                                         =============   =============   =============   =============

                                                                                                           (continued)
                                See notes to consolidated financial statements.

                                    BANK PLUS CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                               (Dollars in thousands, except per share amounts)

                                                                  Quarter ended                Nine months ended
                                                                  September 30,                  September 30,
                                                         -----------------------------   -----------------------------
                                                             2001             2000            2001           2000
                                                         -------------   -------------   -------------   -------------
Earnings (Loss) Per Share:
   Continuing operations:
     Basic ...........................................   $       0.07    $       0.19    $       0.14    $       1.56
     Diluted .........................................           0.07            0.19            0.14            1.55
   Discontinued operations:
     Basic ...........................................          (0.06)          (0.05)          (0.06)          (3.52)
     Diluted .........................................          (0.06)          (0.05)          (0.06)          (3.52)
   Total:
     Basic ...........................................           0.01            0.14            0.08           (1.96)
     Diluted .........................................           0.01            0.14            0.08           (1.96)

Weighted average common shares outstanding:
     Basic ...........................................     19,483,831      19,470,400      19,479,101      19,470,400
     Diluted .........................................     20,280,620      19,522,245      20,061,076      19,486,957

                                See notes to consolidated financial statements.
                                                      3

                               BANK PLUS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                       (Dollars in thousands)


                                                                 Quarter ended       Nine months ended
                                                                 September 30,         September 30,
                                                             --------------------  --------------------
                                                                2001      2000        2001       2000
                                                             ---------  ---------  ---------  ---------
Net earnings (loss) ......................................   $    260   $  2,799   $  1,650   $(38,226)
Other comprehensive earnings:
   MBS AFS unrealized holding gains for the period, net ..      3,367      2,603      5,145      3,053
                                                             ---------  ---------  ---------  ---------

Comprehensive earnings (loss) ............................   $  3,627   $  5,402   $  6,795   $(35,173)
                                                             =========  =========  =========  =========

                           See notes to consolidated financial statements.

                                                  4

                                    BANK PLUS CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Dollars in thousands)

                                                                         Quarter ended         Nine months ended
                                                                         September 30,           September 30,
                                                                   -----------------------   -----------------------
                                                                      2001         2000          2001        2000
                                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss) .........................................   $     260    $   2,799    $   1,650    $ (38,226)
   Net loss from discontinued operations and loss on disposal ..       1,143          832        1,143       68,520
                                                                   ----------   ----------   ----------   ----------

   Earnings from continuing operations .........................       1,403        3,631        2,793       30,294
   Adjustments to reconcile earnings from continuing
     operations to net cash provided by (used in)
     operating activities:
        Provisions for estimated loan and real estate losses ...        (166)        (900)        (174)      (1,858)
        FHLB stock dividends ...................................        (302)        (464)      (1,115)      (1,479)
        Depreciation and amortization ..........................       1,414        2,170        4,514        5,620
        Accretion of discounts, net deferred loan
          fees and amortization of premiums ....................         914          341        2,551        1,526
        Deferred income tax benefit ............................          --           --       (1,461)          --
        Stock option repricing .................................          --           --          381           --
        Gain on sale of deposits ...............................          --       (1,116)          --      (25,430)
   Proceeds from sale of FHLB stock ............................          --           --        6,448        7,491
   Interest receivable decrease ................................       1,002           56        2,483          855
   Other assets decrease (increase) ............................       4,682      (10,359)       5,811      (12,899)
   Interest payable (decrease) increase ........................         (60)         102          (99)         (20)
   Other liabilities increase (decrease) .......................       2,030       (1,346)        (220)      14,846
                                                                   ----------   ----------   ----------   ----------
     Net cash provided by (used in) operating activities .......      10,917       (7,885)      21,912       18,946
                                                                   ----------   ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of MBS AFS ........................................     (16,339)     (26,603)    (243,738)     (26,603)
   Principal repayments of MBS AFS .............................      37,017           --       82,679           --
   Proceeds from sales of MBS AFS ..............................          --       30,706       47,478       96,059
   Loans receivable, net decrease ..............................      41,234       17,918      148,219       81,083
   Proceeds from sales of real estate ..........................         195        2,346          677        4,273
   (Purchases) dispositions of premises and equipment ..........        (171)      (1,029)        (178)       1,747
                                                                   ----------   ----------   ----------   ----------
     Net cash provided by investing activities .................      61,936       23,338       35,137      156,559
                                                                   ----------   ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Demand deposits and savings, net (decrease) increase ........       4,034        7,150       (9,219)       2,041
   Certificate accounts, net increase (decrease) ...............      24,281      (49,712)     (17,002)     (14,805)
   Cash used to fund sale of deposits ..........................      (8,636)          --       (8,636)    (135,555)
   Proceeds from FHLB advances .................................          --           --           --        6,000
   Repayments of FHLB advances .................................          --           --           --      (26,000)
   Proceeds from exercise of stock options .....................          96           --           96           --
                                                                   ----------   ----------   ----------   ----------
     Net cash provided by (used in) financing activities .......      19,775      (42,562)     (34,761)    (168,319)
                                                                   ----------   ----------   ----------   ----------
Net cash provided by (used in) continuing operations ...........      92,628      (27,109)      22,288        7,186
Net cash (used in) provided by discontinued operations .........      (2,475)       4,009       (2,838)      55,682
                                                                   ----------   ----------   ----------   ----------
Net increase (decrease) in cash and cash equivalents ...........      90,153      (23,100)      19,450       62,868
Cash and cash equivalents at beginning of period ...............     152,978      175,489      223,681       89,521
                                                                   ----------   ----------   ----------   ----------
Cash and cash equivalents at end of period .....................   $ 243,131    $ 152,389    $ 243,131    $ 152,389
                                                                   ==========   ==========   ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid on deposits, advances and other borrowings ....   $  23,547    $  26,176    $  73,865    $  81,173
   Income tax payments .........................................           7           89          225           88
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES:
   Real estate acquired through foreclosure ....................          58          530          621        2,921
   Loans originated to finance sale of REO .....................         571           --          571           --
   Stock awards and restricted stock issued ....................          --           --           19           20
   Sale of deposits funded by loans and other assets:
     Deposits sold .............................................         258           --          258      278,982
     Loans receivable ..........................................          (2)          --           (2)    (251,121)
     Gain on sale of deposits ..................................          --           --           --      (24,314)
     Fixed assets ..............................................          --           --           --       (2,451)
     Other assets and liabilities ..............................        (256)          --         (256)      (1,096)

                                See notes to consolidated financial statements.
                                                       5

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Bank Plus Corporation ("Bank Plus"), through its wholly-owned subsidiaries, Fidelity Federal Bank, A Federal Savings Bank, and its subsidiaries (collectively "Fidelity" or the "Bank"), and Gateway Investment Services, Inc. ("Gateway") a National Association of Securities Dealers, Inc. ("NASD") registered broker/dealer, (collectively, the "Company"), offers a broad range of consumer financial services, including demand and term deposits, loans and uninsured investment products, including mutual funds and annuities. Fidelity operates through 28 full-service branches which are located in the Southern California counties of Los Angeles and Orange.

         In the opinion of the Company, the accompanying unaudited consolidated financial statements, prepared from the Company's books and records, contain all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial condition as of September 30, 2001 and December 31, 2000, and the consolidated results of operations, statements of comprehensive income and statements of cash flows for the quarter and nine months ended September 30, 2001 and 2000. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 2001 presentation.

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

2. DISCONTINUED OPERATIONS

         In July 2000, the Board of Directors adopted a plan to dispose of its remaining credit card operations. As a result, the carrying values of the remaining credit card portfolios and other assets have been reduced to their estimated disposition values and the credit card operations are now reported as discontinued operations in the Company's financial statements. The remaining assets are expected to be disposed of through normal run-off or sold. Summarized balance sheet data for the discontinued operations is as follows:

                                                     September 30,  December 31,
                                                        2001            2000
                                                     -------------  ------------
                                                       (Dollars in thousands)
Credit card balances and other receivables, net...   $      4,380   $     5,822
Other assets......................................          1,339         3,921
Other liabilities.................................         (4,309)       (2,245)
                                                     -------------  ------------

   Net assets.....................................   $      1,410   $     7,498
                                                     =============  ============


         Interest costs have been allocated to the discontinued operations based on a rolling 12 month average of one-year fixed rate FHLB advances. General and administrative expenses not specifically identifiable with either the continuing operations or discontinued operations are allocated on the basis of direct operating expenses. Expenses allocated to discontinued operations for the quarter and nine months ended September 30, 2001 were $0.1 million and $0.3 million, respectively.

                     BANK PLUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001


         The net assets and results of operations of the credit card operations have been reclassified in the consolidated financial statements for prior periods as discontinued operations. In future periods, discontinued operations are not expected to have a material impact on consolidated results of operations.


3. EARNINGS PER SHARE

         The reconciliation of the numerators and denominators used in basic and diluted earnings per share ("EPS") follows for the periods indicated:

                                                                    Quarter ended           Nine months ended
                                                                    September 30,             September 30,
                                                              ------------------------  ------------------------
                                                                 2001          2000         2001         2000
                                                              -----------  -----------  -----------  -----------
Weighted average common shares outstanding:
    Basic ..................................................  19,483,831   19,470,400   19,479,101   19,470,400
    Effect of dilutive securities-- stock options ..........     796,789       18,512      581,975           --
    Effect of dilutive securities-- deferred stock awards ..          --       33,333           --       16,557
                                                              -----------  -----------  -----------  -----------
    Diluted ................................................  20,280,620   19,522,245   20,061,076   19,486,957
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

         As of September 30, 2001, the Company had goodwill and other intangible assets, net of accumulated amortization, of $9.0 million, which would be subject to the transitional assessment provisions of SFAS 142. Amortization expense related to intangible assets was $0.5 million and $1.4 million for the quarter and nine months ended September 30, 2001, respectively.

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


RECENT DEVELOPMENTS

         On June 2, 2001, Bank Plus entered into a definitive merger agreement with FBOP Corporation, ("FBOP") under which Bank Plus will be acquired by FBOP. Under the terms of the agreement FBOP will pay $7.25 per share in cash for Bank Plus common stock. At the 2001 annual meeting of stockholders held on September 12, 2001, stockholders of the Company approved the merger with FBOP. FBOP filed their application for regulatory approval of the proposed merger with the Board of Governors of the Federal Reserve System in September 2001 and expects to receive regulatory approval for the merger shortly. Subject to regulatory approvals and the satisfaction of certain other conditions, the merger is expected to close late in the fourth quarter of 2001. No assurances can be given that the merger will be completed or, if completed, will be completed within that time frame.

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

         During the first quarter of 2001, the Bank was advised by the OTS that they will not seek any further Bank corrective action in connection with the May 1999 Special Limited Compliance Examination of the Bank's discontinued credit card operations ("Special Compliance Examination"). Additionally, in March 2001 the OTS made a referral to the United States Department of Justice ("DoJ") for review of certain fair lending compliance issues arising from the Special Compliance Examination. The Bank believes that these issues primarily involve the collection and origination activities of third parties for which the Bank is not responsible; however, the DOJ has threatened litigation directly against the Bank. The Bank and the DOJ have conducted settlement negotiations which have not been successful to date. No assurance can be given that there will not be litigation initiated by the DOJ against the Bank. The Company believes, based on its knowledge of the issues, on its communications with OTS and DOJ, and on the advice of its counsel, that the allegations which form the basis of the DOJ's threat of litigation are not meritorious as to the Bank, and that the Bank has strong defenses against any such potential allegations.

         In July 2001, the Bank completed the sale of the Mall of America branch in Bloomington, Minnesota, which had $8.9 million in deposits. The Bank's branch office located in Corona del Mar was closed in September 2001 and all customer deposits, which totaled $36.6 million at August 31, 2001, were transferred to its Newport Beach branch office.


RESULTS OF OPERATIONS

CONTINUING OPERATIONS

         Earnings from continuing operations were $1.4 million for the third quarter of 2001 as compared to $3.6 million in the third quarter of 2000. Earnings from continuing operations for the nine months ended September 30, 2001 were $2.8 million as compared to $30.3 million for the corresponding period in 2000. Comparison of earnings for these periods is affected by the following unusual items:

         o For the quarter and nine months ended September 30, 2001, the Company incurred merger-related expenses of $0.3 million and $2.8 million, respectively.
         o In the first quarter of 2001, the Company recorded income tax benefits of $1.5 million.
         o For the quarter and nine months ended September 30, 2000, the Company realized gains on sales of branches of $1.1 million and $25.4 million, respectively.

         Excluding merger related expenses, income tax benefits and gains on sales of branches, earnings from continuing operations were $1.7 million and $4.1 million for the quarter and nine months ended September 30, 2001, respectively, as compared to $2.5 million and $4.9 million for the corresponding periods in 2000. The decrease in earnings for the 2001 periods was the result of decreases in net interest income, no recoveries of provisions for loan losses in 2001 and decreases in noninterest income. The impact of these items was partially offset by lower operating expenses.

         Net interest income in the third quarter of 2001 decreased to $12.4 million from $13.5 million in the third quarter of 2000 primarily due to a decrease in the net yield on interest earning assets. The decrease in net yield was primarily due to significant decreases in short term interest rates. During the third quarter of 2001, the yield on short term investments, which represented 8% of total interest earning assets during the quarter, decreased at a faster rate than the Company's cost of deposits primarily due to a 150 basis point decrease in the targeted Fed Funds rate between June 2001 and September 2001. Net interest income for the nine months ended September 30, 2001 decreased $4.6 million to $39.8 million as compared to the corresponding period in 2000 as a result of a decrease in interest earning assets and a decrease in the net yield on interest earning assets. The level of interest earning assets decreased as a result of the sales of $415 million of deposits during the first six months of 2000. The decrease in net yield was primarily due to significant decreases in short term interest rates. During 2001, the yield on short term investments decreased at a faster rate than the Company's cost of deposits primarily due to a 400 basis point decrease in the targeted Fed Funds rate during the first nine months of 2001.

         No provision for estimated loan losses was recorded for the quarter and nine months ended September 30, 2001 as compared to $0.9 million and $1.9 million of recoveries recorded during the corresponding periods in 2000. The low levels of provisions reflect the continuing strong asset quality in the Bank's mortgage loan portfolio, with delinquency and real estate owned balances remaining at historically low levels, and continuing decreases in classified assets.

         Excluding net gains on the sale of branches, noninterest income for the third quarter of 2001 decreased $0.5 million to $2.9 million as compared to the third quarter of 2000 primarily due to $0.6 million of income realized from real estate operations in the third quarter of 2000. Excluding net gains on the sale of branches, noninterest income for the nine months ended September 30, 2001 decreased to $8.9 million from $10.4 million in the corresponding period in 2000 primarily due to $0.6 million of income realized from real estate operations in 2000 and lower investment product fees and deposit fees resulting from the sales of branches completed during the first six months of 2000.

         Excluding merger related expenses of $0.3 million and $2.8 million for the quarter and nine months ended September 30, 2001, operating expenses decreased $1.7 million and $7.2 million, respectively, as compared to the corresponding periods in 2000. These decreases were primarily due to lower deposit insurance costs starting in the third quarter of 2001, lower expenses as a result of the branch sales in 2000, lower information systems expenses and the benefits of the Company's cost reduction efforts. These reductions were partially offset by reduced allocations of expenses to discontinued operations in 2001 as compared to 2000.

         During the first quarter of 2001 the Company recognized deferred tax benefits of $1.5 million, which increased net deferred tax assets to $5.6 million. The primary reasons for the increase during the quarter was the Company's continued earnings trend and the benefits realized from reduced regulatory costs, which include reduced FDIC insurance premiums.

DISCONTINUED OPERATIONS

         The loss from discontinued operations was $1.1 million for the quarter and nine months ended September 30, 2001 due to a $2.3 million arbitration award against the Company, which was partially offset by an increase in expected recoveries from the Company's remaining credit card assets. As of September 30, 2001, the net assets of discontinued operations were $1.4 million.

NET INTEREST INCOME -- CONTINUING OPERATIONS

         The following tables present the primary determinants of net interest income for the periods indicated. For the purpose of this analysis, nonaccruing mortgage loans are included in the average balances, and delinquent interest on such loans has been deducted from interest income.

                                                                      Quarter ended September 30,
                                                 --------------------------------------------------------------------
                                                                 2001                                2000
                                                 --------------------------------------------------------------------
                                                   Average                 Average    Average                 Average
                                                    Daily                  Yield/      Daily                   Yield/
                                                   Balance      Interest    Rate      Balance      Interest    Rate
                                                 ------------  ----------  -------  ------------  ----------  -------
                                                                       (Dollars in thousands)
Interest-earning assets:
  Loans ......................................   $ 1,526,923   $  28,957    7.59%   $ 1,689,714   $  32,602    7.72%
  Mortgage Backed Securities ("MBS") .........       362,569       5,187    5.72        247,797       4,098    6.62
  Investment securities ......................       174,827       1,725    3.91        132,420       2,414    7.25
  Investment in FHLB stock ...................        20,162         303    5.96         25,056         464    7.37
                                                 ------------  ----------           ------------  ----------

     Total interest-earning assets ...........   $ 2,084,481      36,172    6.94    $ 2,094,987      39,578    7.56
                                                 ============  ----------           ============  ----------

Interest-bearing liabilities:
  Deposits:
   Demand deposits ...........................   $   335,134       1,186    1.40    $   323,528       1,133    1.39
   Savings deposits ..........................        85,454         484    2.25         94,928         816    3.42
   Time deposits .............................     1,628,340      20,627    4.94      1,677,486      23,138    5.40
                                                 ------------  ----------           ------------  ----------
     Total deposits ..........................     2,048,928      22,297    4.32      2,095,942      25,087    4.76
Borrowings ...................................        51,478       1,568   12.18         51,478       1,571   12.21
                                                 ------------  ----------           ------------  ----------
     Sub-total interest-bearing liabilities ..     2,100,406      23,865    4.51      2,147,420      26,658    4.94
Interest allocated to discontinued
   operations ................................        (5,150)        (65)   5.05        (37,637)       (622)   6.57
                                                 ------------  ----------           ------------  ----------

Total adjusted interest-bearing liabilities ..   $ 2,095,256      23,800    4.51    $ 2,109,783      26,036    4.91
                                                 ============  ----------           ============  ----------

Net interest income; interest rate spread ....                 $  12,372    2.43%                 $  13,542    2.65%
                                                               ==========  =======                ==========  =======

Net yield on interest-earning assets .........                              2.41%                              2.62%
                                                                           =======                            =======

                                                                      Nine months ended September 30,
                                                 --------------------------------------------------------------------
                                                                 2001                                2000
                                                 --------------------------------------------------------------------
                                                   Average                 Average    Average                 Average
                                                    Daily                  Yield/      Daily                   Yield/
                                                   Balance      Interest    Rate      Balance      Interest    Rate
                                                 ------------  ----------  -------  ------------  ----------  -------
                                                                       (Dollars in thousands)
Interest-earning assets:
  Loans ......................................   $ 1,576,711   $  93,003    7.86%   $ 1,792,097   $ 101,198    7.53%
  MBS ........................................       306,890      14,317    6.22        276,826      14,019    6.75
  Investment securities ......................       166,311       6,063    4.87        116,470       6,215    7.13
  Investment in FHLB stock ...................        22,713       1,115    6.56         27,815       1,480    7.11
                                                 ------------  ----------           ------------  ----------
     Total interest-earning assets ...........   $ 2,072,625     114,498    7.36    $ 2,213,208     122,912    7.40
                                                 ============  ----------           ============  ----------

Interest-bearing liabilities:
  Deposits:
   Demand deposits ...........................   $   329,429       3,623    1.47    $   344,749       3,589    1.39
   Savings deposits ..........................        91,812       1,795    2.61         96,092       2,205    3.07
   Time deposits .............................     1,620,250      64,775    5.24      1,825,339      71,605    5.16
                                                 ------------  ----------           ------------  ----------
     Total deposits ..........................     2,041,491      70,193    4.58      2,266,180      77,399    4.56
Borrowings ...................................        51,478       4,705   12.19         54,303       4,895   12.04
                                                 ------------  ----------           ------------  ----------
     Sub-total interest-bearing liabilities ..     2,092,969      74,898    4.78      2,320,483      82,294    4.74
Interest allocated to discontinued operations
   operations ................................        (5,728)       (245)   5.71        (82,157)     (3,845)   6.25
                                                 ------------  ----------           ------------  ----------

Total adjusted interest-bearing liabilities ..   $ 2,087,241      74,653    4.78    $ 2,238,326      78,449    4.68
                                                 ============  ----------           ============  ----------

Net interest income; interest rate spread ....                 $  39,845    2.58%                 $  44,463    2.72%
                                                               ==========  =======                ==========  =======

Net yield on interest-earning assets .........                              2.55%                              2.67%
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

                                           Quarters ended September 30        Nine months ended September 30
                                              2001 compared to 2000               2001 compared to 2000
                                             favorable (unfavorable)             favorable (unfavorable)
                                        ---------------------------------   ---------------------------------
                                          Volume      Rate         Net       Volume       Rate         Net
                                        ---------   ---------   ---------   ---------   ---------   ---------
                                                               (Dollars in thousands)
Interest income:
   Loans ............................   $ (2,737)   $   (908)   $ (3,645)   $(11,484)   $  3,289    $ (8,195)
   MBS ..............................      2,043        (954)      1,089       1,563      (1,265)        298
   Investment securities ............        562      (1,251)       (689)      2,286      (2,438)       (152)
   Investment in FHLB stock .........        (72)        (89)       (161)       (249)       (116)       (365)
                                        ---------   ---------   ---------   ---------   ---------   ---------
     Total interest income ..........       (204)     (3,202)     (3,406)     (7,884)       (530)     (8,414)
                                        ---------   ---------   ---------   ---------   ---------   ---------

Interest expense:
   Deposits:
     Demand deposits ................        (45)         (8)        (53)        192        (226)        (34)
     Savings deposits ...............         55         277         332         101         309         410
     Time deposits ..................        691       1,820       2,511       7,834      (1,004)      6,830
                                        ---------   ---------   ---------   ---------   ---------   ---------
     Total deposits .................        701       2,089       2,790       8,127        (921)      7,206
   Borrowings .......................         --           3           3         182           8         190
   Interest allocated to discontinued
     operations .....................       (559)          2        (557)     (3,009)       (591)     (3,600)
                                        ---------   ---------   ---------   ---------   ---------   ---------
Total interest expense ..............        142       2,094       2,236       5,300      (1,504)      3,796
                                        ---------   ---------   ---------   ---------   ---------   ---------
Decrease in net interest income .....   $    (62)   $ (1,108)   $ (1,170)   $ (2,584)   $ (2,034)   $ (4,618)
                                        =========   =========   =========   =========   =========   =========

INCOME TAXES

         The Company's expected combined federal and state statutory tax rate is approximately 42.0% of earnings before income taxes. As of September 30, 2001 and December 31, 2000, the Company's significant deferred tax assets, which primarily consisted of net operating loss carryforwards and bad debt timing differences, were reduced by a valuation allowance as required under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." During the first quarter of 2001, the Company adjusted the valuation allowance required under SFAS No. 109 such that the amount of deferred tax assets recognized increased by $1.5 million to $5.6 million, resulting in $1.5 million of income tax benefits. The Company does not anticipate recording any significant amount of income tax benefits or expense during the remainder of 2001.

FINANCIAL CONDITION

ASSET QUALITY


         The Company's mortgage loan portfolio is primarily secured by assets located in Southern California and is comprised principally of single family and multifamily residential loans. At September 30, 2001, 28.2% of Fidelity's real estate loan portfolio consisted of single family residences (1 to 4 units), while 63.5% consisted of multifamily dwellings of 5 or more units.

         Because 92% of the Company's mortgage loan portfolio is secured by properties located in Southern California, the performance of the Company's loans are particularly susceptible to the potential for declines in the Southern California economy, such as increasing vacancy rates, declining rents, increasing interest rates, declining debt coverage ratios, and declining market values for single family, multifamily and commercial properties. In addition, the possibility that borrowers may abandon properties or seek bankruptcy protection with respect to income properties experiencing negative cash flow, particularly where such properties are not cross-collateralized by other performing assets, can also adversely affect portfolio performance.


         DELINQUENT LOANS

         The following tables present net delinquent loans at the dates indicated:

                                                                            Quarters ended
                                                 -----------------------------------------------------------------------
                                                 September 30,    June 30,    March 31,    December 31,   September 30,
                                                      2001          2001        2001           2000           2000
                                                 -------------   ----------   ----------   ------------   --------------
                                                                        (Dollars in thousands)
Mortgage loan delinquencies by number of days:
   30 to 59 days .............................   $      2,390    $   2,470    $   2,250    $     3,651    $       5,254
   60 to 89 days .............................            885          832          971          2,171            1,646
   90 days and over ..........................          4,554        3,820        3,818          3,695            3,331
                                                 -------------   ----------   ----------   ------------   --------------

     Total ...................................   $      7,829    $   7,122    $   7,039    $     9,517    $      10,231
                                                 =============   ==========   ==========   ============   ==============

   As a percentage of outstanding balances:
     30 to 59 days ...........................           0.16%        0.16%        0.14%          0.22%            0.31%
     60 to 89 days ...........................           0.06         0.05         0.06           0.13             0.10
     90 days and over ........................           0.30         0.25         0.24           0.23             0.20
                                                 -------------   ----------   ----------   ------------   --------------

        Total ................................           0.52%        0.46%        0.44%          0.58%            0.61%
                                                 =============   ==========   ==========   ============   ==============

         NONPERFORMING AND CLASSIFIED ASSETS

         All assets and ratios are reported net of specific reserves unless otherwise stated. The following table presents asset quality details at the dates indicated:

                                                                           Quarters ended
                                                    ------------------------------------------------------------
                                                    September     June         March      December     September
                                                    30, 2001    30, 2001     31, 2001     31, 2000     30, 2000
                                                    ---------   ---------    ---------    ---------    ---------
                                                                      (Dollars in thousands)
Nonperforming Assets ("NPAs") by Type:
   NPLs .........................................   $  4,762    $  3,989     $  3,963     $  3,849     $  3,468
   Real Estate Owned ("REO") ....................        966       1,508        1,536        1,419        1,070
   Other repossessed assets .....................          3           7            3            7            8
                                                    ---------   ---------    ---------    ---------    ---------

     Total NPAs .................................   $  5,731    $  5,504     $  5,502     $  5,275     $  4,546
                                                    =========   =========    =========    =========    =========

Number of REO properties ........................         10          23           24           22           21
                                                    =========   =========    =========    =========    =========

NPAs by Composition:
   Single family (1 to 4 units) .................   $  4,788    $  3,774     $  3,941     $  4,558     $  3,810
   Multifamily 5 units and over .................        672         781          781           --           --
   Commercial and other .........................         60       1,273        1,154        1,078        1,136
   Consumer .....................................        211         176          148          161          145
   REO valuation allowances .....................         --        (500)        (522)        (522)        (545)
                                                    ---------   ---------    ---------    ---------    ---------
     Total NPAs .................................      5,731       5,504        5,502        5,275        4,546
   Total troubled debt restructurings ("TDRs") ..     19,835      22,718       22,659       23,737       25,188
                                                    ---------   ---------    ---------    ---------    ---------

     Total TDRs and NPAs ........................   $ 25,566    $ 28,222     $ 28,161     $ 29,012     $ 29,734
                                                    =========   =========    =========    =========    =========

Classified Assets:
   NPAs .........................................   $  5,731    $  5,504     $  5,502     $  5,275     $  4,546
   Performing classified loans ..................     20,656      24,647       30,628       34,851       43,728
   Other classified assets ......................        516         548          588          650          597
                                                    ---------   ---------    ---------    ---------    ---------

     Total classified assets ....................   $ 26,903    $ 30,699     $ 36,718     $ 40,776     $ 48,871
                                                    =========   =========    =========    =========    =========

Classified Asset Ratios:
   NPLs to total assets .........................       0.22%       0.18%        0.18%        0.17%        0.16%
   NPLs to total loans ..........................       0.32%       0.26%        0.25%        0.23%        0.21%
   NPAs to total assets .........................       0.26%       0.25%        0.25%        0.24%        0.21%
   TDRs to total assets .........................       0.91%       1.05%        1.04%        1.07%        1.16%
   NPAs and TDRs to total assets ................       1.17%       1.31%        1.29%        1.31%        1.37%
   Classified assets to total assets ............       1.23%       1.42%        1.68%        1.84%        2.25%
   REO to NPAs ..................................      16.86%      27.40%       27.92%       26.90%       23.53%
   NPLs to NPAs .................................      83.09%      72.47%       72.03%       72.97%       76.29%

         Total classified assets decreased $13.9 million from December 31, 2000 to September 30, 2001. This decrease reflects the continuing improvement in the performance of the mortgage loan portfolio and the underlying income properties.

         ALLOWANCE FOR ESTIMATED LOAN AND REO LOSSES

         The following schedule summarizes the activity in the Bank's allowances for estimated loan and REO losses:

                                                        Quarter ended          Nine months ended
                                                        September 30,            September 30,
                                                   ----------------------    ----------------------
                                                     2001          2000         2001         2000
                                                   ---------    ---------    ---------    ---------
                                                                (Dollars in thousands)
Balance at beginning of period .................   $ 10,314     $ 12,632     $ 10,657     $ 15,257
                                                   ---------    ---------    ---------    ---------
   Charge-offs .................................       (926)        (296)      (1,293)      (1,759)
   Allocation of reserves to loans sold ........         --           --           --         (501)
   Recoveries ..................................         --           --            9          275
                                                   ---------    ---------    ---------    ---------
     Net charge-offs ...........................       (926)        (296)      (1,284)      (1,985)
                                                   ---------    ---------    ---------    ---------
   Provision:
     Estimated loan losses .....................         --         (900)          --       (1,858)
     REO .......................................        159          (77)         174          (55)
                                                   ---------    ---------    ---------    ---------

Balance at end of period .......................   $  9,547     $ 11,359     $  9,547     $ 11,359
                                                   =========    =========    =========    =========
Ratio of net charge-offs during the period to
   average loans outstanding, annualized .......       0.24%        0.07%        0.11%        0.15%


         The following table presents loan and REO charge-offs and recoveries by property type, where applicable, for the periods indicated:

                                                        Quarter ended          Nine months ended
                                                        September 30,            September 30,
                                                   ----------------------    ----------------------
                                                     2001          2000         2001         2000
                                                   ---------    ---------    ---------    ---------
                                                                (Dollars in thousands)
Charge-offs:
    Single family (1 to 4 units) ...............   $    283     $     77     $    399     $    391
    Multifamily (5 or more units) ..............         --           --           --          171
    Commercial and industrial ..................        534           --          602           55
    Other loans ................................        109          219          292        1,142
                                                   ---------    ---------    ---------    ---------

Total charge-offs ..............................   $    926     $    296     $  1,293     $  1,759
                                                   =========    =========    =========    =========
Recoveries:
    Single family (1 to 4 units) ...............   $     --     $     --     $      9     $    217
    Multifamily loans (5 or more units) ........         --           --           --           29
    Commercial and industrial ..................         --           --           --           29
                                                   ---------    ---------    ---------    ---------

Total recoveries ...............................   $     --     $     --     $      9     $    275
                                                   =========    =========    =========    =========

         The following table sets forth the allowance for estimated loan and REO losses at the dates indicated:

                                                                       Quarters ended
                                              ------------------------------------------------------------------
                                             September 30,  June 30,      March 31,    December 31,  September 30,
                                                2001          2001          2001          2000           2000
                                              ----------   -----------   -----------   -----------   -----------
                                                                   (Dollars in thousands)
Loans:
   ALLL ...................................   $   8,785    $    8,888    $    9,237    $    8,681    $    8,925
   Specific Valuation Allowance ("SVA") ...         762           926           779         1,454         1,889
                                              ----------   -----------   -----------   -----------   -----------
     Total ALLL and SVA ...................       9,547         9,814        10,016        10,135        10,814
REO valuation allowances ..................          --           500           522           522           545
                                              ----------   -----------   -----------   -----------   -----------
Total allowances ..........................   $   9,547    $   10,314    $   10,538    $   10,657    $   11,359
                                              ==========   ===========   ===========   ===========   ===========

Selected ratios:
   Total allowances to net loans and REO ..        0.63%         0.66%         0.65%         0.64%         0.67%
   Total ALLL to:
     Net loans ............................        0.58%         0.57%         0.57%         0.52%         0.53%
     Net NPLs .............................      184.48%       222.81%       233.08%       225.54%       257.28%
     Net loans and REO ....................        0.58%         0.57%         0.57%         0.52%         0.53%
     Net NPAs .............................      153.29%       161.48%       167.88%       164.57%       196.28%
     Total assets .........................        0.40%         0.41%         0.42%         0.39%         0.41%


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

         The Bank's actual and required capital are as follows at the dates indicated:

                                                                             To Be              To Be
                                                                          Categorized        Categorized
                                                                         As Adequately         As Well
                                                       Actual             Capitalized        Capitalized
                                                  -----------------     ----------------   -----------------
                                                   Amount    Ratio       Amount    Ratio    Amount    Ratio
                                                  ---------  ------     ---------  -----   ---------  ------
                                                                     (Dollars in thousands)
As of September 30, 2001:
  Total capital (to risk-weighted assets) .....   $120,816   10.87%     $ 88,917   8.00%   $111,146   10.00%
  Core capital (to adjusted tangible assets) ..    112,031    5.15        86,972   4.00     108,715    5.00
  Tangible capital (to tangible assets) .......    112,031    5.15        32,615   1.50            N/A
  Core capital (to risk-weighted assets) ......    112,031   10.08              N/A          66,688    6.00
As of December 31, 2000:
  Total capital (to risk-weighted assets) .....   $113,158    9.01%     $100,322   8.00%   $125,402   10.00%
  Core capital (to adjusted tangible assets) ..    104,791    4.76        88,061   4.00     110,077    5.00
  Tangible capital (to tangible assets) .......    104,791    4.76        33,022   1.50            N/A
  Core capital (to risk-weighted assets) ......    104,791    8.36              N/A          75,241    6.00

         The following table reconciles the Company's stockholders' equity to the Bank's tangible, core and risk-based capital at the dates indicated:

                                                     Tangible      Core       Risk-based
                                                     Capital      Capital      Capital
                                                    ----------   ----------   ----------
                                                           (Dollars in thousands)
      As of September 30, 2001:
        Consolidated stockholders' equity .......   $  72,946    $  72,946    $  72,946
        Adjustments:
          Fidelity's Preferred Stock ............      51,750       51,750       51,750
          Bank Plus deficit excluding Fidelity ..       2,573        2,573        2,573
                                                    ----------   ----------   ----------
        Fidelity's stockholders' equity .........     127,269      127,269      127,269
        Accumulated other comprehensive gain ....      (2,109)      (2,109)      (2,109)
        Adjustments:
          Intangible assets .....................      (8,998)      (8,998)      (8,998)
          Supplementary capital-- ALLL ..........          --           --        8,785
          Deferred tax assets ...................      (4,131)      (4,131)      (4,131)
                                                    ----------   ----------   ----------

      Regulatory capital ........................   $ 112,031    $ 112,031    $ 120,816
                                                    ==========   ==========   ==========
      As of December 31, 2000:
        Consolidated stockholders' equity .......   $  65,653    $  65,653    $  65,653
        Adjustments:
          Fidelity's Preferred Stock ............      51,750       51,750       51,750
          Bank Plus equity excluding Fidelity ...      (1,311)      (1,311)      (1,311)
                                                    ----------   ----------   ----------
        Fidelity's stockholders' equity .........     116,092      116,092      116,092
        Accumulated other comprehensive loss ....       3,036        3,036        3,036
        Adjustments:
          Intangible assets .....................     (10,436)     (10,436)     (10,436)
          Supplementary capital-- ALLL ..........          --           --        8,681
          Deferred tax assets ...................      (3,901)      (3,901)      (3,901)
          Assets required to be deducted ........          --           --         (314)
                                                    ----------   ----------   ----------

      Regulatory capital ........................   $ 104,791    $ 104,791    $ 113,158
                                                    ==========   ==========   ==========

         As of September 30, 2001, the Bank was "well capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. As of September 30, 2001, the most constraining of the capital ratio measurements under the PCA requirements was core capital to total assets which had an excess of $3.3 million above the minimum level required to be considered well capitalized. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors.

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


         DEPOSITS

         The largest source of funds for the Bank is deposits. Customer deposits are insured by the FDIC to the maximum amount permitted by law. The following table presents the distribution of deposit accounts at the dates indicated:

                                                  September 30,   December 31,    September 30,
                                                       2001          2000             2000
                                                  -------------   -------------   -------------
                                                             (Dollars in thousands)
   Checking accounts ..........................   $    334,375    $    332,564    $    314,555
   Passbook accounts ..........................         40,750          40,353          37,513
   Money market savings accounts ..............         42,615          59,377          60,645
                                                  -------------   -------------   -------------
      Total transaction accounts ..............        417,740         432,294         412,713
                                                  -------------   -------------   -------------
   Certificates of Deposit ("CDs"):
      Less than $100,000 ......................      1,030,846       1,130,023       1,151,544
      Greater than $100,000 ...................        592,091         513,475         509,688
                                                  -------------   -------------   -------------
        Total CDs .............................      1,622,937       1,643,498       1,661,232
                                                  -------------   -------------   -------------

   Total deposits .............................   $  2,040,677    $  2,075,792    $  2,073,945
                                                  =============   =============   =============

   Weighted average interest rate on deposits..           3.95%           4.85%           4.79%
                                                  =============   =============   =============

         There were no brokered deposits outstanding at the dates indicated above.

         The following table provides information with regards to the Bank's most recent quarterly experience in the levels of and pricing of CDs for the period indicated:

                                                                         Weighted Average Rate
                                                                        ------------------------
                                      Net        New or                     Net         New or
                                 Withdrawals    Renewed    Net Change   Withdrawals    Renewed
                                 -----------  -----------  -----------  -----------  -----------
                                                     (Dollars in thousands)
CDs maturing in quarter ended:
    September 30, 2000 .......   $  434,029   $  384,317   $  (49,712)        4.95%        5.68%
    December 31, 2000 ........      386,977      369,243      (17,734)        5.15         5.68
    March 31, 2001 ...........      392,909      372,225      (20,684)        5.43         4.79
    June 30, 2001 ............      372,509      351,910      (20,599)        5.75         4.22
    September 30, 2001 .......      302,480      323,202       20,722         5.74         3.56

         The distribution of certificate accounts by date of maturity is an important indicator of the relative stability of a major source of funds. Longer term certificate accounts generally provide greater stability as a source of funds, but currently entail greater interest costs than passbook accounts. The following tables summarize certificate accounts by maturity and weighted average rate at September 30, 2001:

                                                                       Weighted
                                                                        Average
                                                          Amount         Rate
                                                       -------------   --------
   Matures in quarter ended:                             (Dollars in thousands)
   -------------------------

   December 31, 2001.................................  $    340,687       5.31%
   March 31, 2002....................................       388,960       4.92
   June 30, 2002.....................................       356,006       4.42
   September 30, 2002................................       242,997       3.95
   December 31, 2002.................................       109,881       4.26
   March 31, 2003....................................        96,680       4.80
   June 30, 2003.....................................        70,161       4.85
   September 30, 2003 and after......................        17,565       3.57
                                                       -------------   --------

     Total CDs.......................................  $  1,622,937       4.69%
                                                       =============   ========


         BORROWINGS

         As of September 30, 2001 and December 31, 2000, the Company's only borrowings were $51.5 million of Senior Notes which carry an interest rate of 12.0%.

         UNDRAWN SOURCES

         The Company maintains other sources of liquidity to draw upon, which at September 30, 2001 include (a) available credit facilities with the FHLB of $327.7 million, (b) $356.9 million in unpledged securities available to be placed in reverse repurchase agreements or sold, (c) available credit facilities at the Federal Reserve Bank of $100 million and the ability under Federal Regulations to borrow $125 million through the use of brokered CDs.

         CONTINGENT OR POTENTIAL USES OF FUNDS

         The Bank had unfunded loans totaling $25.2 million and $4.2 million at September 30, 2001 and December 31, 2000, respectively. Additionally, unused lines of credit related to other loans totaled $36.1 million and $34.1 million at September 30, 2001 and December 31, 2000, respectively.

         HOLDING COMPANY LIQUIDITY

         At September 30, 2001, Bank Plus had cash and cash equivalents of $0.4 million. Bank Plus has no material potential cash producing operations or assets other than its investments in Fidelity and Gateway. Accordingly, Bank Plus is substantially dependent on dividends from Fidelity and Gateway in order to fund its cash needs, including its payment obligations on its $51.5 million senior notes.

         During the quarter, Bank Plus made its scheduled interest payment on its Senior Notes. The liquidity for interest payments in the near term is expected to be provided by preferred and common stock dividends from the Bank and currently projected liquidity at the holding company. The Bank has been authorized by the OTS to make payments of dividends on its preferred stock so long as its core and risk-based capital ratios remain above 4.0% and 8.0%, respectively. The Bank is required to give the OTS 30 days notice prior to the payment of any preferred stock dividend. The OTS has also given approval for the

Bank to pay dividends of $250,000 on its common stock for the next four quarters beginning in November of 2001. The amount of the approved common stock dividend approximates the difference between the quarterly preferred stock dividend paid by the Bank to Bank Plus and the quarterly interest payment on the Senior Notes. The authorization from the OTS does not constrain the OTS from restricting future dividend payments based on safety and soundness considerations or future examination findings, and no assurance can therefore be given that the OTS will permit future dividend payments by Fidelity to Bank Plus. The Bank has received no indication from the OTS that it will object to the continued payment of preferred dividends.

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

         The following table sets out the maturity and rate sensitivity of the interest-earning assets and interest-bearing liabilities as of September 30, 2001. "Gap," as reflected in the table, represents the estimated difference between the amount of interest-earning assets and interest-bearing liabilities repricing during future periods based on certain assumptions, including those stated in the notes to the table.

                                              MATURITY AND RATE SENSITIVITY ANALYSIS

                                                                       As of September 30, 2001
                                                                         Maturity or Repricing
                                           ------------------------------------------------------------------------------------
                                             Within 3        4-12           1-5           6-10          Over 10
                                              Months        Months         Years          Years          Years        Total
                                           -----------   -----------    -----------    -----------    -----------   -----------
                                                                          (Dollars in thousands)
Interest-earning assets:
  Cash and cash equivalents ............   $  243,131    $       --     $       --     $       --     $       --    $  243,131
  FHLB stock (1) .......................       20,371            --             --             --             --        20,371
  MBS (1) ..............................      225,145        25,637             --             --        110,625       361,407
  Assets of discontinued operations ....        1,410            --             --             --             --         1,410
  Loans receivable:
    ARMs (2) ...........................    1,019,646       265,079         47,557         13,564            994     1,346,840
    Fixed rate loans ...................        2,544            60          2,950          6,843        152,039       164,436
                                           -----------   -----------    -----------    -----------    -----------   -----------
      Total gross loans receivable .....    1,022,190       265,139         50,507         20,407        153,033     1,511,276
                                           -----------   -----------    -----------    -----------    -----------   -----------

Total interest-earning assets ..........    1,512,247       290,776         50,507         20,407        263,658     2,137,595
                                           -----------   -----------    -----------    -----------    -----------   -----------

Interest-bearing liabilities:
  Deposits:
    Checking and savings accounts (3) ..      374,644            --             --             --             --       374,644
    Money market accounts (3) ..........       43,097            --             --             --             --        43,097
    Fixed maturity deposits ............      337,778       987,962        296,703            378            115     1,622,936
                                           -----------   -----------    -----------    -----------    -----------   -----------
        Total deposits .................      755,519       987,962        296,703            378            115     2,040,677

  Borrowings ...........................           --            --             --         51,478             --        51,478
                                           -----------   -----------    -----------    -----------    -----------   -----------

Total interest-bearing liabilities .....      755,519       987,962        296,703         51,856            115    $2,092,155
                                           -----------   -----------    -----------    -----------    -----------   ===========

Repricing Gap ..........................   $  756,728    $ (697,186)    $ (246,196)    $  (31,449)    $  263,543
                                           ===========   ===========    ===========    ===========    ===========

Gap to total assets ....................        34.64%       (31.91)%       (11.27)%        (1.44)%        12.06%

Cumulative Gap to Total Assets .........        34.64%         2.73 %        (8.54)%        (9.98)%         2.08%

(1) Repricings shown are based on the contractual maturity or repricing frequency of the instrument.
(2) ARMs are primarily in the shorter categories as they are subject to interest rate adjustments.
(3) These liabilities are subject to daily adjustments and are therefore included in the "Within 3 Months" category.

         The Company manages interest rate risk by, among other things, maintaining a portfolio consisting primarily of ARM loans. Interest sensitive assets provide the Company with a degree of long-term protection from rising interest rates. ARM loans comprised 90% of the total mortgage loan portfolio at September 30, 2001 and 76% of the mortgage portfolio is indexed to the FHLB

Eleventh District Cost of Funds Index ("COFI"). The Company's liabilities reprice generally in line with the cost of funds of institutions which comprise the FHLB Eleventh District. In the Company's case, the lag between the repricing of its liabilities and its ARM loans indexed to COFI is approximately four months.

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

         Nationwide initially instituted litigation against the Bank in the Texas State court. After the Bank's petition to compel Nationwide to arbitrate and stay proceedings filed by Nationwide in Texas was granted, Nationwide filed an arbitration proceeding against the Bank in Los Angeles. In the arbitration Nationwide asserts claims for breach of contract and intentional interference with contracts resulting from the Bank's termination of its agreements with Nationwide and MMG Direct, Inc., in October 1998, and the termination of the Hometown Dealers affinity credit card marketing program. In response, the Bank has asserted counterclaims for fraud, breach of contract, and breach of Nationwide's promise to arbitrate.

         The arbitration hearing commenced on October 1, 2001. Evidence and oral argument concluded on October 16, 2001. The arbitrator set a schedule directing the parties to submit written arguments and written replies to those arguments in November, and he indicated his intention to issue a decision by December 16, 2001.

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

         The trial court determined in May 2000 that the originally proposed representative plaintiff, The Howard Gunty Profit Sharing Plan (the "Gunty Plan") was unsuitable to serve as class representative, and continued the plaintiffs' class certification to a later date. Later, on June 30, 2000, the trial court denied a second proposed representative plaintiff, Gary M. Feldman ("Feldman"), permission to intervene in this case on statute of limitations grounds. Plaintiffs' counsel filed an appeal of that decision.

         While the Feldman appeal was pending, Plaintiffs' counsel proposed pursuing other potential class action representatives through a letter solicitation process. The Company opposed the solicitation process on several grounds, including the ground that the lawsuit is an abusive class action. The trial court authorized the solicitation process, but with conditions that plaintiffs' counsel found objectionable. Plaintiffs' counsel and the Bank both sought relief from the California Court of Appeal, through writs of mandamus, to modify the trial court's order regarding the solicitation process.

         On April 18, 2001, the Court of Appeal issued an opinion stating that the trial court's previous findings that the original plaintiff was a "professional plaintiff" and that the case was being driven by attorneys signaled a potential for abuse in this action. Therefore, the Court of Appeal directed the trial court to vacate its prior orders and to reassess its decision to continue the class certification hearing and to permit any solicitation. To this end, the Court of Appeal suggested that the trial court schedule a hearing on plaintiffs' motion for class certification, and directed the trial court to weigh, in connection with that hearing, the prior findings that the original plaintiff was a "professional plaintiff" and not an appropriate representative, any further evidence of abuse, the rights of the parties, and the policies underlying class action procedures. The Court of Appeal stated that if after balancing these factors the trial court determined that plaintiffs established a prima facie proper class action, the trial court could then determine whether to allow any solicitation, weighing any abuses or potential abuses against the rights of the parties and the integrity of the litigation process. Alternately, the Court of Appeal noted, if the trial court concluded that the action is an abusive class action, it need not permit any solicitation at all or it may refuse to certify any class.

         The continued hearing required by the Court of Appeal took place before the trial court on July 30, 2001. Shortly before submissions to the Court in connection with that hearing were due, plaintiffs' counsel revealed that a different shareholder, LaSalle Financial Partners, L.P. ("LaSalle") had stepped forward and wished to act as a class representative or, if that request were denied, to pursue its individual claims in the pending lawsuit. Consequently, the trial court directed plaintiffs' counsel to file a motion to amend the complaint, which was heard at the same time as the continued hearing. LaSalle is seeking individual damages in excess of $10 million.

         On August 20, 2001, the trial court denied plaintiffs' motion for class certification. The trial court reconfirmed its earlier finding that the originally proposed class representative, the Gunty Plan, was a "professional plaintiff" and thus an inappropriate class representative. The trial court found that plaintiffs' counsel controlled the litigation, which the court characterized as "abusive," through the use of a professional plaintiff who merely lent his name to the lawsuit with little or no knowledge of the case and who had been represented by the same counsel in approximately 20 other lawsuits. Plaintiffs' counsel filed a notice of appeal of the trial court's ruling denying class certification.

         However, in the same ruling, the trial court granted the plaintiffs' motion to amend the complaint to add LaSalle as a named plaintiff on an individual basis (but not as a class representative), ruling that LaSalle's claims "relate back" to the original filing of the Gunty II case and, therefore, are not time barred. The trial court reasoned that the substantive claims which

LaSalle proposed to assert are virtually identical to those previously asserted in the case, and that LaSalle neither sought to enforce an independent right not previously asserted in the action nor sought to impose greater liability on the defendant.

         In addition, plaintiffs and their counsel filed two separate, purported "Second Amended Complaints" -- one naming only the Plan and Yelin as plaintiffs, and the other naming only LaSalle as a plaintiff - rather than filing a single Second Amended Complaint, as contemplated by the August 20, 2001 ruling. The purported Second Amended Complaint filed by LaSalle differs in material respects from the complaint proposed to the trial court and upon which the trial court based its ruling to allow a Second Amended Complaint to be filed. The Company intends to assert that both purported Second Amended Complaints should be stricken because they do not comply with the trial court's August 20, 2001 ruling.

         On October 5, 2001, the Court of Appeal issued an unpublished opinion affirming the trial court's June 30, 2000 decision denying Feldman's motion to intervene in the class action as a named plaintiff and class representative. The Court of Appeal disagreed with certain aspects of the trial court's analysis, but applying its own analysis the Court of Appeal found no reversible error and affirmed the trial court's decision. The Court of Appeal noted that on November 3, 1998, after the original ("Gunty I") complaint was filed but before the amended "Gunty II" complaint was filed the Securities Litigation Uniform Standards Act of 1998 ("SLUSA") became effective. The Court of Appeal observed that class claims such as those asserted in Gunty I and Gunty II would be barred if they were filed after the effective date of SLUSA. Because Gunty II was filed after the effective date of SLUSA, the Court of Appeal reasoned, it would be barred unless it could be found to "relate back" to the filing of Gunty I. The Court of Appeal then determined that Gunty II did not "relate back" to the filing of Gunty I because it involved different purported class periods and different classes who allegedly relied on different disclosures. Therefore, the Court of Appeal concluded, the trial court lacked "subject matter jurisdiction" over Gunty II and, because Feldman purported to be a representative of the expanded Gunty II class, the trial court properly denied Feldman's motion to intervene. The Company believes that the Court of Appeal's conclusion that the trial court lacked jurisdiction over the Gunty II class calls into question the trial court's earlier ruling that it could assert jurisdiction over the claims recently filed by LaSalle, which the trial court ruled "related back" to the filing of Gunty II. LaSalle, like Feldman, purchased Bank Plus shares during the expanded Gunty II period, not during the shorter Gunty I period.

         The Company intends to defend the decision of the trial court ending the class action aspects of the case. The Company intends to continue to argue, in the trial court and, if necessary, in the Court of Appeal, that the trial court no longer has subject-matter jurisdiction over any individual or class-based claims asserted in this lawsuit, including the individual claims brought by LaSalle. The Company also intends, to the extent necessary, to continue to defend itself on the merits. In this respect, the Company believes, among other things, that its communications to the public were timely and accurate and that it did not engage in any market activity which would generate liability under the California Corporations Code.

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

         In October 1999, Durga Ma invoked its right under the agreements to binding arbitration of disputes, and delivered an arbitration demand alleging "breach of contract and fraud" and claimed lost profit damages in excess of $7.0 million. The evidence was presented to a panel of three arbitrators from July 2, 2001 through July 11, 2001.

         On September 26, 2001, the arbitrators issued a written interim award in favor of Durga Ma on its claims. The arbitrators awarded to Durga Ma lost profits damages of $2.3 Million plus interest at the statutory rate running from the date of the interim award.

         The arbitrators' decision named Durga Ma as the "prevailing party" and contemplated that, at a subsequent hearing, the arbitrators could award Durga Ma an additional amount in compensation of its attorneys' fees incurred in the arbitration. The agreements provide for an award of attorneys' fees and costs to the prevailing party in arbitration. After the decision was issued, Durga Ma submitted to the arbitrators a claim for $1.5 million in attorneys' fees and costs. The Bank has accrued $0.5 million for attorneys' fees and costs. The difference represents additional attorneys' fees that Durga Ma claims should be awarded based on a contingent fee arrangement Durga Ma has with its attorneys. The Bank does not agree with this claim and intends to oppose the amount of Durga Ma's claim for attorneys' fees. A hearing on Durga Ma's claim for attorneys fees has not yet been scheduled.

         The Bank has received information suggesting that procedural irregularities may have occurred before and during the course of the arbitration. The Bank has initiated discovery to investigate this information and is exploring its options for relief.

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

         The Bank then filed a motion seeking clarification from the court as to the applicability of the statute of frauds and the effect of equitable estoppel. In this motion, the Bank argued that the judge, rather than the jury, should adjudicate certain key issues, particularly whether Choice One can prove sufficient reliance or unconscionable harm to circumvent the statute of frauds. The trial court ruled that these issues should be tried by a judge sitting without a jury. Choice One filed a writ of mandamus and a request for a stay with the Court of Appeals seeking to overturn the trial court's decision on this motion prior to trial. The court of appeals, without a written opinion, declined to issue the writ or stay.

         The Bank believes that the Choice One's claims are without merit, that the damages sought are speculative, and that the Bank has valid defenses to Choice One's claims. The trial is currently scheduled to commence on December 3, 2001.

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

         On March 23, 2000, FAMCO and its affiliates filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, Case No. SA 00-12370 LR. The bankruptcy proceeding had the effect of staying the arbitration and any other action by Fidelity to enforce FAMCO's obligations. It also had the effect of suspending the monthly settlements with FAMCO pursuant to which FAMCO had previously been performing its credit enhancement obligations. Fidelity filed a proof of claim in the bankruptcy proceeding relating to Fidelity's secured and unsecured claims against FAMCO.

         The Bank obtained relief from stay pursuant to an order of the Bankruptcy Court to pursue its claim in arbitration seeking to enforce the demand that FAMCO repurchase or cause the repurchase of the outstanding receivables, and to establish the amount of the Bank's claim against FAMCO's bankruptcy estate for damages arising from FAMCO's breach of that repurchase obligation. FAMCO filed a counter demand for arbitration asserting various defenses to the obligations, including an alleged conflict of interest on the part of Fidelity's Chief Executive Officer based on his concurrent service as an officer of FAMCO and a director of Fidelity during the time that the relevant agreements were negotiated.

         On September 25, 2001, prior to commencement of a hearing in the arbitration proceeding, the Bankruptcy Court approved a stipulation between Fidelity and FAMCO which confirmed Fidelity's rights in the cash collateral and compromised and settled the disputes that would have been the subject of the arbitration hearing. Under the settlement, Fidelity received relief from the automatic stay to offset the cash collateral account against amounts owed by FAMCO to Fidelity. In addition, in respect of damages suffered by Fidelity due to FAMCO's breach of its obligation to repurchase the outstanding receivables, Fidelity will retain ownership of the receivables and will have an allowed liquidated unsecured creditor's claim against FAMCO's bankruptcy estate in the amount of $2.4 million. The ability of the Company to collect this unsecured claim is uncertain and, therefore, the Company has assigned no value to this unsecured claim.

VIRTRUE CAPITAL ARBITRATION - SETTLEMENT

         On August 6, 1999, the Bank entered into an agreement to sell to Virtrue Capital the Bank's branch office at the Mall of America ("MOA") in Minnesota. Concurrently with entering into that agreement, the Bank closed a sale to Virtrue Capital of all of the Bank's intellectual property rights relating to the name "iBank". The total purchase price for the branch and the intellectual property was $1.5 million, which was placed in escrow. Under the agreement, in the event that Virtrue Capital was unable to close the transaction to purchase the branch by a date certain, the funds in escrow would be released to the Bank. In the first quarter of 2000, the agreement was amended to (i) extend the term until September 30, 2000, (ii) to allow Virtrue Capital to sell the MOA branch to a qualified buyer, and (iii) to immediately release all funds held in escrow to the Bank. Virtrue Capital was never able to get regulatory approval for the branch transaction or complete a sale to a qualified buyer. In October 2000, the Bank declined to extend the agreement any further and terminated the transaction. The Bank determined that it was entitled to retain, and did retain, the entire $1.5 Million.

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

         The Bank filed a motion to dismiss a claim asserted by Virtrue Capital personally against Mark Mason, the Bank's chief executive officer. The motion was denied by the arbitration panel. However, the Bank requested a review of this decision by the Superior Court, and the court dismissed Mr. Mason from the arbitration.

         In October 2001, both parties agreed to a settlement proposal under which the Bank will pay $0.2 million to Virtrue.

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

         While the Bank has been advised by the OTS that they will not seek any further corrective action by the Bank in connection with the Special Compliance Examination, in March 2001 the OTS made a referral to the United States Department of Justice ("DOJ") for review of certain fair lending or other compliance issues arising from the Special Compliance Examination. The Bank believes that these issues primarily involve the collection and origination activities of third parties for which the Bank is not responsible; however, the DOJ has threatened litigation directly against the Bank. The Bank and the DOJ have conducted settlement negotiations which have not been successful to date. No assurance can be given that there will not be litigation initiated by the DOJ against the Bank. The Company believes, based on its knowledge of the issues, on its communications with OTS and DOJ, and on the advice of its counsel, that the allegations which form the basis of the DOJ's threat of litigation are not meritorious as to the Bank, and that the Bank has strong defenses against any such potential allegations.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held a meeting of its stockholders on September 12, 2001. This was the annual meeting for election of directors, but the agenda also included a request for shareholder approval of a merger.

     The following persons were elected to serve as directors:

           Name              For Term to Expire    Votes For      Votes Withheld
           ---------------   ------------------    -----------    --------------
           Gordon V. Smith            2004         17,683,860           722,117
           Norman Barker              2004         16,871,424         1,534,553
           Mark K. Mason              2004         16,871,449         1,534,528

         The following persons are previously elected directors whose terms continued beyond the meeting:

                    Name                                Term Expires
                    --------------------------          -------------
                    Irving R. Beimler                       2003
                    Steven M. Ellis                         2003
                    Victor H. Indiek                        2002
                    Thomas E. King                          2002
                    Robert W. Medearis                      2002
                    Jeffrey E. Susskind                     2003

         The stockholders adopted and approved an Agreement and Plan of Merger dated as of June 2, 2001 by and among Bank Plus Corporation, FBOP Corporation and FBOP Acquisition Sub, Inc., a wholly-owned subsidiary of FBOP, which provides for FBOP Corporation to acquire Bank Plus Corporation through a merger of FBOP Acquisition Sub, Inc. into Bank Plus; as a result of the merger, each outstanding share of Bank Plus common stock will be converted into the right to receive at least $7.25 in cash. The vote of the stockholders was as follows:

                        For             Against         Abstain
                    -------------     ----------      -----------
                     14,469,358         35,539           4,893

The definitive proxy materials for the meeting of stockholders, dated August 9, 2001, were filed with the Securities and Exchange Commission on August 9, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   EXHIBITS

    Exhibit
      No.                              Description
  -----------  -----------------------------------------------------------------
     3.1 Certificate of Incorporation of Bank Plus Corporation (Incorporated by reference to Exhibit 3.1 to the Form 8-B filed with the SEC on May 10, 1996).*
     3.2 Amended and Restated Bylaws of Bank Plus Corporation (incorporated by reference to Exhibit 5 to the report on Form 8-K filed with the SEC on March 30, 1999).*
     3.3 Certificate of Designations of Series C Junior Participating Cumulative Preferred Stock (Par Value $.01 per share) of Bank Plus Corporation (incorporate by reference to Exhibit 3.3 to the annual report on form 10-K for the year ended December 31,
               1998).*
     4.1 Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form 8-B filed with the SEC on May 10,
               1996).*
     4.2 Indenture dated as of July 18, 1997, between Bank Plus Corporation and The Bank of New York, as trustee relating to the 12% Senior Notes due July 18, 2007, of Bank Plus Corporation (incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-8 of Bank Plus filed on September 4, 1997).*
     4.3 Form of Amended and Restated Rights Agreement, dated as of March 26, 1999, between Bank Plus and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4 to the report on Form 8-K filed with the SEC on March 30, 1999).*
     4.31 Form of First Amendment dated as of July 20, 2001 to Amended and Restated Rights Agreement between Bank Plus and American Stock Transfer & Trust Company, as Rights Agent. (incorporated by reference to Exhibit 4.31 to the quarterly report on Form 10-Q for the month ended June 30, 2001).*
     10.1 Form of 1999 Nonemployee Director Stock Option Agreement between the Company and certain nonemployee directors (incorporated by reference to Exhibit 10.2 to the annual report on form 10-K for the year ended December 31, 1999).*
     10.2 Stock Option Agreement between the Company and James E. Stutz dated January 26, 2000 (incorporated by reference to Exhibit 10.2 to the annual report on form 10-K for the year ended December 31,
               2000).*
     10.3 Agreement for Information Technology Services dated as of December 3, 1999 between Fidelity and Electronic Data Systems Corporation and Electronic Data Systems Corporation Information Services L.L.C. (incorporated by reference to Exhibit 10.5 to the annual report on form 10-K for the year ended December 31,
               1999).*
     10.4 Agreement to Purchase Assets and Assume Liabilities dated as of August 6, 1999 by and between Fidelity and Peoples Bank of California (incorporated by reference to Exhibit 10.4 to the annual report on form 10-K for the year ended December 31,
               2000).*
     10.5 Agreement to Purchase Assets and Assume Liabilities dated as of February 7, 2000 by and between Fidelity and First Federal Bank of California (incorporated by reference to Exhibit 10.6 to the annual report on form 10-K for the year ended December 31,
               1999).*
     10.6 Mortgage Loan Purchase Agreement dated as of February 7, 2000 by and between Fidelity and First Federal Bank of California (incorporated by reference to Exhibit 10.7 to the annual report on form 10-K for the year ended December 31, 1999).*
     10.7 Agreement to Purchase Assets and Assume Liabilities dated as of February 3, 2000 by and between Fidelity and Jackson Federal Bank (incorporated by reference to Exhibit 10.8 to the annual report on form 10-K for the year ended December 31, 1999).*
     10.8 Purchase and Assumption Agreement dated as of June 2, 2000 by and between Fidelity and Household Bank (SB), N.A. (incorporated by reference to Exhibit 10.9 to the quarterly report on form 10-Q for the month ended June 30, 2000).*

    Exhibit
      No.                              Description
  -----------  -----------------------------------------------------------------
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

    Exhibit
      No.                              Description
  -----------  -----------------------------------------------------------------
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

                                             BANK PLUS CORPORATION
                                             Registrant



Date: November 13, 2001                             /s/ Mark K. Mason
                                          --------------------------------------
                                                       Mark K. Mason
                                          President and Chief Executive Officer;
                                                Vice Chairman of the Board
                                               (Principal Executive Officer)


Date: November 13, 2001                            /s/ John M. Michel
                                          --------------------------------------
                                                      John M. Michel
                                               Executive Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)